Form 10-Q
period 1995-06-30
GHS INC
filed 1995-08-11
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                      Commission file number
   June 30, 1995                                                0-15586


                                   GHS, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                           52-1373960
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              identification No.)



            1350 Piccard Drive Suite 360, Rockville, Maryland  20850
             (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:  (301) 417-9808

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES      X                   NO
                     -----------                 -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                     Outstanding at August 10, 1995
      -----                                     -------------------------------
Common Stock, $.01 par value                           6,447,828 Shares

                                     PART I
                             FINANCIAL INFORMATION

                           GHS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      June 30,       December 31,
                                                                       1995              1994
                                                                       ----              ----
Current assets:
    Cash                                                        $        34,000      $     153,000
    Accounts receivable, net                                          1,570,000          1,200,000
    Unbilled accounts receivable                                        459,000            111,000
    Current contract installments receivable                                 --             34,000
    Inventory                                                            12,000             15,000
    Refundable deposits                                                 290,000            290,000
    Other current assets                                                146,000             84,000
                                                                  -------------        -----------
         Total current assets                                   $     2,511,000         $1,887,000
    Furniture and equipment, net                                         43,000             41,000
    Capitalized software, net                                           323,000            389,000
    Investment in joint venture                                          86,000             86,000
    Other assets                                                         12,000             14,000
    Gamma Knife venture assets:
         Gamma Knife                                                  2,555,000          2,762,000
         Costs incurred in connection with
         leasehold interest                                             679,000            696,000
         Deposits                                                        65,000             10,000
                                                                       --------           --------

         TOTAL                                                  $     6,274,000      $   5,885,000
                                                                      ---------          ---------
                                                                      ---------          ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts Payable                                            $       637,000      $     483,000
    Accrued expenses                                                     46,000             39,000
    Accrued cost to complete contracts                                  255,000             38,000
    Notes Payable                                                       100,000                 --
    Shareholder loans                                                    67,000                 --
    Obligation under capital lease - current portion                    397,000            444,000
                                                                        -------            -------
         Total current liabilities                              $     1,502,000      $   1,004,000

    Obligation under capital lease                                    2,071,000          2,236,000
                                                                      ---------          ---------
    Minority interest                                                    36,000             40,000
    Common Stock - par value $.01: 500,000
         shares issued with put option                                  500,000            500,000

Stockholders' equity:
    Common stock - $.01 par value -
         10,000,000 shares authorized;
         6,447,828 issued and outstanding
         in 1995 and 1994                                       $        65,000      $      65,000
    Additional paid-in capital                                        3,082,000          3,082,000
    (Deficit)                                                          (982,000)        (1,042,000)
                                                                      ---------         ----------
         Total stockholders' equity                             $     2,165,000      $   2,105,000
                                                                      ---------          ---------

         TOTAL                                                  $     6,274,000      $   5,885,000
                                                                ---------------      -------------
                                                                ---------------      -------------

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended
                                                                              June 30,
                                                                    ------------------------------

                                                                    1995                 1994
                                                                    ----                 ----
Revenue:
    Software Systems                                                 $757,000              239,000
    Maintenance                                                       273,000              205,000
    Patient Revenue                                                   244,000                   --
    Interest Income                                                        --                4,000
                                                                     --------              -------
         Total revenue                                              1,274,000              448,000

Expenses:
    Software Systems                                                  558,000              266,000
    Maintenance                                                       125,000              151,000
    Patient Expenses                                                  243,000                   --
    Selling, General, Administrative                                  191,000              214,000
    Interest Expense                                                  147,000               74,000
                                                                    ---------              -------
         Total                                                      1,264,000              705,000

Income before minority interest                                     $  10,000          $  (257,000)

Minority Interest                                                      26,000                   --
                                                                     --------             --------

Net Income                                                             36,000             (257,000)
                                                                     --------             --------
                                                                     --------             --------

Net Income (loss) per share                                         $      --            $    (.04)
                                                                     --------             --------
                                                                     --------             --------

Weighted average shares outstanding                                 6,447,828            6,424,328
                                                                    ---------            ---------
                                                                    ---------            ---------





  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Six Months Ended
                                                                                June 30,
                                                                    ------------------------------

                                                                    1995                    1994
                                                                    ----                    ----
Revenue:
    Software Systems                                                 $979,000              770,000
    Maintenance                                                       491,000              402,000
    Patient Revenue                                                   652,000                   --
    Interest Income                                                        --               12,000
                                                                   ----------           ----------
         Total revenue                                              2,122,000            1,184,000

Expenses:
    Software Systems                                                  780,000              580,000
    Maintenance                                                       235,000              281,000
    Patient Expenses                                                  444,000                   --
    Selling, General, Administrative                                  362,000              408,000
    Interest Expense                                                  245,000              105,000
                                                                   ----------           ----------
         Total                                                      2,066,000            1,374,000

Income before minority interest                                     $  56,000          $  (190,000)

Minority Interest                                                       4,000                   --
                                                                     --------            ---------

Net Income                                                             60,000             (190,000)
                                                                     --------            ---------
                                                                     --------            ---------


Net Income (loss) per share                                       $       .01            $    (.03)
                                                                  -----------            ---------
                                                                  -----------            ---------

Weighted average shares outstanding                                 6,447,828            6,424,328
                                                                    ---------            ---------
                                                                    ---------            ---------





  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                           June 30
                                                                                           --------
                                                                                     1995         1994
                                                                                     ----         ----
Cash flows from operating activities:
       Net income (loss)                                                           $ 60,000      $(190,000)
       Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
               Depreciation and amortization                                        299,000         77,000
               Minority interest in net loss of consolidated subsidiary              (4,000)            --
               Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable - net                    (370,000)      (175,000)
               (Increase) decrease in unbilled accounts receivable                 (348,000)      (143,000)
               (Increase) decrease in inventory                                       3,000             --
               Decrease in contract installments receivable                          34,000          9,000
               Increase (decrease) in other assets                                  (60,000)        31,000
               Increase (decrease) in accounts payable, accrued
                   expenses and accrued costs to complete contracts                 378,000          1,000
                                                                                    -------      ---------
                   Net cash provided by (used in) operating activities               (8,000)      (390,000)

Cash flows from investing activities :
       Software Development Costs                                                        --        (45,000)
       Furniture and equipment purchases                                            (11,000)       (14,000)
       Investment in joint venture                                                       --         (4,000)
       Deposits on Gamma Knife                                                      (55,000)       150,000
                                                                                    --------       -------
                   Net cash provided by (used in) investing activities              (66,000)        87,000
Cash flows from financing activities:
       Payment of lease obligations                                                (212,000)            --
       Proceeds of notes payable                                                    167,000             --
                                                                                    -------       --------
                   Net cash (used in) financing activities                          (45,000)            --

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (119,000)      (303,000)

Cash and cash equivalents - beginning of period                                     153,000        716,000
                                                                                    -------        -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $34,000       $413,000
                                                                                    -------       --------
                                                                                    -------       --------






  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Preparation

         The accompanying financial statements at June 30, 1995, for the three months ended June 30, 1995 and 1994, are unaudited; however, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date appearing in the Company's Annual report on Form 10-K.

         Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

         Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

Note B - Note Payable

         The Company has entered into a promissory note with a finance company. The Company has to make interest payments at a rate of 13.5% per annum.

                           GHS, INC. AND SUBSIDIARIES
                           MANAGEMENT DISCUSSION AND
                       ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


SECOND FISCAL QUARTER 1995 COMPARED TO SECOND FISCAL QUARTER 1994
Results of Operations

         Total revenues increased 162% to $1,274,000 for the quarter ended June 30, 1995 as compared to $448,000 for the same period in 1994. The increase is due to two factors. First, Global Health Systems entered into a three year contract to provide facilities management services for the Chicago Department of Health (CDOH). The services include the Global Health Information System
(GHiS), computer hardware, and on-going support services. Second, the revenues include the Company s other subsidiary, U.S. NeuroSurgical, Inc. (USN), which opened its first Gamma Knife facility, the Midwest Gamma Knife Center, at the Research Medical Center in Kansas City, Missouri in the third quarter of 1994.

         For the six months ended June 30, 1995 revenues increased to $2,122,000 as compared to $1,184,000 for the same period in 1994. New system sales increased to $979,000 from $770,000 for the period. Maintenance revenue increased to $491,000 from $402,000 in 1994. Revenue from USN was $652,000 for the six months ended June 30, 1995.

         Total expenses increased 79% to $1,264,000 from $705,000 for the three months ended June 30, 1995. System costs rose to $558,000 from $266,000 for the same period in 1994. The increased expenses are due to the large hardware order for the CDOH contract. Maintenance costs decreased by 17% as the Company continued to monitor costs and negotiate larger discounts for data transmission. Patient expenses of $243,000 were directly related to costs of the Midwest Gamma Knife Center. For the six months ended June 30, patient expenses were $444,000. Interest expense rose 133% to $245,000 from $105,000 a year earlier for USN equipment leases. The Company is paying down a five year lease on the first Gamma Knife, and has made a down payment on its second knife, on which it is paying interest.

         Net income for the three months ended June 30, 1995 was $36,000 as compared to a loss of $257,000 for the same period in 1994. For the six months ended June 30, 1995, net income was $60,000 as compared to a loss of $190,000 a year earlier.

Liquidity and Capital Resources

         For the six months ended June 30, 1995 net cash used in operating activities was $8,000 as compared to $390,000 for the same period in 1994. Depreciation and amortization expense of $299,000 was due to depreciation of the Gamma Knife, as well as, amortization of capitalized software. Billed accounts receivable increased $370,000 and unbilled accounts receivable increased by $348,000 from December 31,1994. There was an increase of $378,000 in accounts payable and accrued expenses from December 31, 1994. The increase in receivables and payables was CDOH contract.

         The Company had net cash used in investing activities of $66,000 as compared to net cash provided of $87,000 in 1994. The USN subsidiary continued to make deposits to its leasing company. Net cash used in financing activities was $45,000.

         For the period ended June 30, 1995, the Company had a decrease of cash and cash equivalents of $119,000 from $303,000 in 1994.

         The Company obtained a line of credit in this quarter, to meet its working capital needs. The Company also received a $67,000 loan from a shareholder. USN s current lease is a five year capital lease that has annual payments of $805,000.

PART II
                               OTHER INFORMATION
                           GHS, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

         (a)   None

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GHS, INC.




Date        August 10, 1995                 By           /s/ Alan Gold
     ----------------------------              --------------------------------
                                                       Alan Gold
                                                       Director and President
                                                       Chief Executive
                                                       Officer