Form 10-Q
period 1995-09-30
GHS INC
filed 1995-11-13
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                        Commission file number
September 30, 1995                                                0-15586



                                   GHS, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                           52-1373960
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              identification No.)




            1350 Piccard Drive Suite 360, Rockville, Maryland  20850
             (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:  (301) 417-9808

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


                 YES        X                               NO
                     --------------                            -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                         Outstanding at November 10, 1995
      -----                                         ---------------------------------
Common Stock, $.01 par value                               6,447,828 Shares

                                     PART I
                             FINANCIAL INFORMATION

                           GHS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    September 30,       December 31,
                                                                         1995               1994
                                                                         ----               ----
Current assets:
    Cash                                                            $    12,000        $   153,000
    Accounts receivable, net                                          1,574,000          1,200,000
    Unbilled accounts receivable                                        454,000            111,000
    Current contract installments receivable                                 --             34,000
    Inventory                                                            12,000             15,000
    Refundable deposits                                                 290,000            290,000
    Other current assets                                                101,000             84,000
                                                                    -----------        -----------
         Total current assets                                       $ 2,443,000        $ 1,887,000
    Furniture and equipment, net                                         51,000             41,000
    Capitalized software, net                                           342,000            389,000
    Investment in joint venture                                          86,000             86,000
    Other assets                                                         11,000             14,000
    Gamma Knife venture assets:
         Gamma Knife                                                  2,451,000          2,762,000
         Costs incurred in connection with
         leasehold interest                                             670,000            696,000
         Deposits                                                        65,000             10,000
                                                                         ------            -------

         TOTAL                                                      $ 6,119,000        $ 5,885,000
                                                                      =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts Payable                                                $   704,000        $   483,000
    Accrued expenses                                                     76,000             39,000
    Accrued cost to complete contracts                                  247,000             38,000
    Notes Payable                                                       120,000                 --
    Obligation under capital lease - current portion                    494,000            444,000
                                                                        -------            -------
         Total current liabilities                                  $ 1,641,000        $ 1,004,000

    Obligation under capital lease                                    1,859,000          2,236,000
                                                                      ---------          ---------
    Minority interest                                                     8,000             40,000
    Common Stock - par value $.01: 500,000
         shares issued with put option                                  500,000            500,000

Stockholders' equity:
    Common stock - $.01 par value -
         25,000,000 shares authorized;
         6,447,828 issued and outstanding
         in 1995 and 1994                                           $    65,000        $    65,000
    Additional paid-in capital                                        3,082,000          3,082,000
    (Deficit)                                                        (1,036,000)        (1,042,000)
                                                                     -----------        -----------
         Total stockholders' equity                                 $ 2,111,000        $ 2,105,000
                                                                      ---------          ---------

         TOTAL                                                      $ 6,119,000        $ 5,885,000
                                                                      =========          =========

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three Months Ended
                                                                         September 30, 1995
                                                                         ------------------

                                                                    1995                 1994
                                                                    ----                 ----
Revenue:
    Patient Revenue                                                  $254,000              127,000
    Software Systems                                                  296,000              477,000
    Maintenance/Facilities Management                                 309,000              219,000
    Interest Income                                                        --                3,000
                                                                     --------              -------
         Total revenue                                                859,000              826,000

Expenses:
    Patient Expenses                                                  173,000               67,000
    Software Systems                                                  267,000              364,000
    Maintenance/Facilities Management                                 199,000              159,000
    Selling, General, Administrative                                  168,000              269,000
    Interest Expense                                                  134,000               88,000
                                                                    ---------            ---------
         Total expense                                                941,000              947,000

Income (loss) before minority interest                              $ (82,000)          $ (121,000)

Minority Interest in Net Loss                                          28,000               65,000
                                                                     --------            ---------
Income (loss)                                                         (54,000)          $  (56,000)
                                                                     ========            =========
Income (loss) per share                                             $    (.01)          $     (.01)
                                                                     ========            =========


Weighted average shares outstanding                                 6,447,828            6,447,828
                                                                    =========            =========





  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -------------------------------

                                                                      1995                 1994
                                                                      ----                 ----
Revenue:
    Patient Revenue                                              $    906,000              127,000
    Software Systems                                                1,275,000            1,247,000
    Maintenance/Facilities Management                                 800,000              621,000
    Interest Income                                                        --               15,000
                                                                    ---------            ---------
         Total revenue                                              2,981,000            2,010,000

Expenses:
    Patient Expenses                                                  617,000              125,000
    Software Systems                                                1,047,000              835,000
    Maintenance/Facilities Management                                 434,000              430,000
    Selling, General, Administrative                                  530,000              738,000
    Interest Expense                                                  379,000              193,000
                                                                    ---------            ---------
         Total expense                                              3,007,000            2,321,000

Income (loss) before minority interest                           $    (26,000)        $   (311,000)

Minority Interest                                                      32,000               65,000
                                                                    ---------            ---------

Income (loss)                                                           6,000             (246,000)
                                                                    =========            =========

Income (loss) per share                                          $         --         $       (.04)
                                                                    =========            =========

Weighted average shares outstanding                                 6,447,828            6,447,828
                                                                    =========            =========





  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                           September 30
                                                                                           -------------

                                                                                           1995          1994
                                                                                           ----          ----
Cash flows from operating activities:
        Net income (loss)                                                                 $ 6,000      $(246,000)
        Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
                Minority interest in net (loss) of
                       consolidated subsidiaries                                          (32,000)       (65,000)
                Depreciation and amortization                                             450,000        139,000
             Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable - net                         (374,000)      (207,000)
                (Increase) decrease in unbilled accounts receivable                      (343,000)        33,000
                (Increase) decrease in inventory                                               --             --
                (Increase) decrease in contract installments receivable                    34,000         12,000
                (Increase) decrease in other current assets                               (17,000)        (3,000)
                Increase (decrease) in other assets                                       (52,000)       (50,000)
                Increase (decrease) in accounts payable, accrued
                       expenses and accrued costs to complete contracts                   467,000       (105,000)
                                                                                         --------       --------
                       Net cash provided by (used in) operating activities                139,000       (492,000)
                                                                                         --------       --------

Cash flows from investing activities :
        Software Development Costs                                                        (50,000)       (45,000)
        Equipment Purchases                                                               (23,000)       (21,000)
        Investment in Joint Venture                                                            --         (4,000)
        Return of Deposit on Gamma Knife                                                       --        148,000
        Cost Incurred with Leasehold improvements(1)                                           --        500,000
                                                                                         --------        -------
Net cash provided by (used in) investing activities                                       (73,000)      $578,000
                                                                                         --------       --------
Cash flows from financing activities:
        Payment of lease obligations                                                     (327,000)            --
        Proceeds of notes payable                                                         100,000             --
        Loan from shareholders                                                             20,000             --
            Use of cash held in escrow                                                         --       (500,000)
                                                                                         --------       ---------
            Net cash (used in) financing activities                                      (207,000)      (500,000)
NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                                             (141,000)      (414,000)

Cash and cash equivalents - beginning of period                                           153,000        716,000
                                                                                         --------        -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $12,000       $302,000
                                                                                          =======       ========

  The accompanying notes to financial statements are an integral part hereof.





----------------------------------

(1) Excludes increase of $23,000 obtained by issuance of 23,000 shares of stock in connection with services provided.

                           GHS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Preparation

         The accompanying financial statements at September 30, 1995, for the three months ended September 30, 1995 and 1994, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date appearing in the Company's Annual report on Form 10-K.

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

                           GHS, INC. AND SUBSIDIARIES
                           MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION


Third Fiscal Quarter 1995 Compared to Third Fiscal Quarter 1994

Results of Operations

Total revenues increased 4% to $859,000 for the quarter ended September 30, 1995 as compared to $826,000 for the same period in 1994. Global Health Systems, Inc. continued the installation of computer hardware and on-going support services for the Chicago Department of Public Health, (CDPH). Revenues from U.S. Neurosurgical, Inc., (USN), the Company's other subsidiary, were $254,000 for the quarter as compared to $127,000 from the same period a year earlier.

For the nine months ended September 30, 1995, revenues were up 48% to $2,981,000 as compared to $2,010,000 for the same period in 1994. New system sales increased to $1,275,000 from $1,247,000 a year earlier. Maintenance/Facilities Management revenue increased 29% to $800,000 from $621,000 for the same period in 1994. Management believes this increase is significant, as it reflects Global's long term market strategy to build its recurring revenue base by providing outsourcing management services to managed care and public health organizations.

Total expenses declined to $941,000 for the three months ended September 30, 1995 as compared to $947,000 for the same period a year earlier. For the nine months ended September 30, 1995, total expenses increased 30% to $3,007,000 from $2,321,000 for the same period in 1994. System costs rose to $1,047,000 from $835,000 for the nine months ended September 30, 1995 as compared to a year earlier. Selling, general and administrative costs declined 37% to $168,000 from $269,000 for the quarter ended September 30. Patient expenses of $173,000 were directly related to costs of the Midwest Gamma Knife Center. For the nine months ended September 30, patient expenses were $617,000. Interest expense for the quarter was $134,000 as compared to $88,000 for the same period, one year ago. For the nine months ended September 30, interest expense rose to $379,000 from $193,000 a year ago. The Company is paying down a five year lease on the first Gamma Knife, and has made a down payment on its second knife, on which it is paying interest.

For the quarter ended September 30, the Company had a loss of $54,000 as compared to a loss of $56,000 for the same period in 1994. For the nine months ended September 30, 1995, net income was $6,000 as compared to a loss of $246,000 a year earlier.

Liquidity and Capital Resources

For the nine months ended September 30, 1995, net cash provided by operating activities was $139,000 as compared to $492,000 used for operating activities for the same period in 1994. Depreciation and amortization expense of $450,000 was due to depreciation of the Gamma Knife, as well as amortization of capitalized software. Billed accounts receivable increased by $374,000 and unbilled accounts receivable increased by $343,000 from December 31, 1994. There was an increase of $467,000 in accounts payable and accrued expenses from December 31, 1994. The increase in receivables and payables were due to the CDPH contract.

The Company had net cash used in investing activities of $73,000 as compared to $578,000 for the same period in 1994. Net cash used in financing activites was $207,000 as compared to $500,000 for the same period a year earlier.

For the period ended September 30, 1995, the Company had a decrease of cash and cash equivialents of $141,000 as compared to $302,000 a year ago. The Company has a limited line of credit to meet its working capital needs. USN's current lease is a five year capital lease which has an annual payment of $805,000.

PART II

                               OTHER INFORMATION
                           GHS, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

         (a)   None

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GHS, INC.




Date     November 8,1995                 By           /s/ Alan Gold
     -----------------------------         -------------------------------------
                                                    Alan Gold
                                                    Director and President
                                                    Chief Executive Officer