Form 10-K405
period 1995-12-31
GHS INC
filed 1996-04-11
CIK 791398

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File No.
   December 31, 1995                                    0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                              52-1373960
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

1350 Piccard Drive, Suite 360, Rockville, Maryland            20850
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (301) 417-9808
      Securities Registered Pursuant to Section 12(b) of the Act:

Title of  Each  Class             Name  of Each  Exchange  on  Which  Registered
      None                                       Not Applicable

      Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES     X             NO
                        -----               ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ].

      The  aggregate   market  value  of  Registrant's   Common  Stock  held  by
non-affiliates was approximately $1,656,000 on March 14, 1996, based upon the average of the bid and asked prices as reported on NASDAQ.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 14, 1996, was 6,447,828.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Certain exhibits (to this Annual Report on Form 10K for the Registrant's fiscal year ended December 31, 1995) are incorporated by reference as listed on the index of exhibits in Part IV, ITEM 14.

                                     Part I

ITEM 1.     BUSINESS

GHS,  Inc.  (the  Company)  provides  management  services,   computer  systems,
technology, and management to the health care industry. The Company provides these products and services via its two operating subsidiaries, Global Health Systems, Inc. and U.S. NeuroSurgical, Inc.(R). In addition the Company is a partner in Florida Specialty Networks, Ltd. As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "GHS, Inc." means GHS, Inc. and its subsidiaries. The Company, a Delaware corporation, was formed in December 1984 under the name "Global Health Systems, Inc." GHS, Inc. was given its present name in October 1988, when it assigned substantially all of its assets and liabilities to its wholly-owned subsidiary, Global Health Systems, Inc., a Delaware corporation formed in September 1988 to continue the business of the Company. The Company's executive offices are located at 1350 Piccard Drive, Suite 360, Rockville, Maryland 20850, and its telephone number is (301) 417-9808.

Global Health Systems, Inc..

General

      Global Health Systems, Inc. (Global), provides computerized integrated patient record-based processing systems and services for managed care facilities in the public and private sector. The Company currently supports more than 100 client sites in 15 states and the Republic of Iceland. Global offers systems either as turnkey products or under facilities management agreements providing hardware, implementation, training, maintenance, and in some cases, billing, claims processing, and other operational support.

      The Company has expanded its scope of services to provide executive healthcare management services via long term contracts with health care plans including HMOs and newly emerging health systems like PSNs (Provider Service Networks), PHOs (Physician Hospital Organizations), and MSOs (Management Service Organizations). These services include planning and development, executive management, finance, information systems, membership services, claims processing, utilization management, provider relations, and quality assurance.

Global Health Information System (GHiS)

      Global's major product, the Global Health Information System (GHiS), is a totally integrated, patient record-based information system designed, developed, and continuously tailored to meet the needs of managed care organizations. The system has evolved over more than a decade from an on-line ambulatory care system supporting FFS billing and electronic medical records, into a comprehensive information system for managed care organizations. The GHiS automates the financial, medical, and administrative functions of the facility in a single, integrated data base. The information in the data base is instantly available for displaying, printing, and reporting to any authorized user, within a facility or at geographically dispersed locations.

      The GHiS contains on-line real time, integrated modules which can be sold as an integrated whole, or in some instances, as a separate stand-alone system. System modules include Registration/Enrollment/Eligibility; Claims Processing; Service Authorizations; Utilization Reports; Regimen Tracking/Protocols; Case Management; Laboratory; Pharmacy; Medical Records; Report Generator; Member Services; Billing/Capitation; Patient and Resource Scheduling; Credentialling; and Provider Contracts.

Software Licensing and Product Protection

      Global's license agreements with clients contain provisions designed to prevent disclosure and unauthorized use of the Company's products. Because software applications generally cannot be patented, the Company relies upon such license agreements and confidentiality agreements to protect its proprietary knowledge. Clients are required to sign contracts restricting use to their own operations and prohibiting disclosure to third-parties. Further, clients are not provided with the software source code. Despite these restrictions it may be possible for competitors to obtain the Company's trade secrets, which could adversely affect the Company's business.

Hardware

      Global's systems are hardware independent and are offered on a variety of hardware platforms from International Business Machines, Digital Equipment Corporation, Hewlett Packard, Data General, and other hardware companies that can support UNIX. The systems can operate on mini or mainframe computers. Hardware support services are not included with the systems, but clients are encouraged to obtain hardware maintenance coverage with the hardware vendor or with third-party maintenance vendors.

Implementation, Training, Warranty, Maintenance, Facilities Management, and Management Services

      Global offers systems either as turnkey products, facilities management agreements, or as part of a contingent fee/service bureau structure. As part of the turnkey system approach, Global provides customer support services from pre-installation through post-implementation. Global works with the customer to plan the implementation of the system and provides software modifications to customer specifications. Technical specialists install the software and train users on-site with a simulated training data base.

      Global provides annual maintenance contracts for software support and enhancements to maintain the integrity of the system after purchase. Under the facilities management approach, Global provides the services described above including claims processing and also employs one or more system managers who are responsible for operating and maintaining the system for the facility. Maintenance and facilities management contracts accounted for approximately 25% of the Company's revenues for the year ended December 31, 1995.

      Global provides management services to managed care organizations and public health agencies. These services are an expansion of Global's facilities management approach. Services are offered for a fixed price, a percentage of capitation or revenues, a rate per member per month, or a rate per system user.

      In 1995 Global signed a contract to provide comprehensive management services to a start-up Medicaid Prepaid Health Services Plan, located in New York State. The Plan expects to be operational by mid 1996. For public health agencies Global provides various management services to fourteen California County Health Care Agencies via its Sacramento office. Also in 1995, Global entered into a contract with the City of Chicago Department of Public Health to provide management services and the GHiS to support clinical, case management, and billing functions in the City.

Product Development

      Changing client needs as well as technological changes in hardware necessitate constant software enhancement and/or expansion. In addition, government regulatory changes such as reimbursement schemes require the development of new software modules to support shifting needs of existing clients and new clients. For example, under a managed care scenario it is necessary to track costs, financial exposure, and utilization review. Product development projects have been undertaken primarily in response to specific client requests and to satisfy needs of Global's management services clients. In the fiscal years ended December 31, 1995, 1994, and 1993 the Company expended approximately $320,000, $124,000, and $125,000, respectively, for research, development, and enhancement of computer software systems.

Competition

      There are several hundred companies involved in the national medical information systems and services market. Many of these companies are considerably larger and financially stronger than the Company. These companies provide varying combinations of hardware, software and services. Major competitors include Shared Medical, IDX, and Computer Sciences Corporation.

Marketing and Customers

      Global markets products and services from its headquarters in Rockville, Maryland, directly through a marketing staff and sales staff to large municipalities and managed care providers. The marketing department responds to Requests for Proposals (RFPs), exhibits at trade conventions, conducts direct mail, telemarketing and public relations campaigns, and advertises occasionally in health care computing publications.

      Clients are currently distributed geographically through 15 states, the District of Columbia and the Republic of Iceland. Systems are operating at more than 100 locations nationwide with approximately 25% of such locations in California.

      Global's turnkey contracts cover both the system sale and the ongoing maintenance. Revenue related to the system sale is generally recognized in accordance with the Company's revenue recognition policy. However, billings are made in installments based on milestones reached in accordance with the contract provisions. The maintenance portion of the contract extends 2 to 5 years after system installation with revenue recognized as billed, generally monthly.

      Global's facilities management and management service contracts are billed monthly for the life of the contract term, generally, two to five years.

Backlog

      As of December 31, 1995, Global's backlog was approximately $1,320,000 as compared to approximately $864,000 as of December 31, 1994. These backlog figures represent services deliverable under maintenance contracts. Maintenance contracts generally end at various times during the year, and are expected to be renewed for additional one year periods. Facilities management and management services contracts generally extend for a period of five years.

Florida Specialty Networks

      The Company has installed the GHiS in Florida as part of a joint venture with Florida Specialty Networks (FSN). FSN is a managed care organization in the business of providing capitated medical specialty and subspecialty services to

HMO patients. FSN processes claims for more than 2,000,000 patients of multiple HMOs, for 25 medical specialties. The Network version of the GHiS provides FSN the ability to segregate financial accounts by patient, by network, by HMO, while simultaneously creating a fully integrated on-line patient record of all data to facilitate Utilization Management and Quality Assurance. GHS has a 20% ownership of FSN. To date no distributions have been made to GHS from this venture.

      FSN's business expanded in 1995 with new networks and a contract with a national managed care organization. Under this contract, FSN develops specialty networks in cities where the organization has large enrollment. During 1995 FSN developed networks for this agreement in Maryland and Texas. More expansion is planned for 1996.

U. S. NeuroSurgical, Inc.

      US NeuroSurgical, Inc.(R) (USN) of which the Company owns 80%, was organized in July, 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a "cost per treatment" basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

      USN's principal target market is medical centers in major health care catchment areas, that have physicians experienced with and dedicated to the use of the Gamma Knife. USN seeks cooperative ventures with these facilities. USN believes that, as of December 31, 1995, there were approximately twenty five Gamma Knife treatment centers in the United States.

      In July 1993, USN purchased its first Leksell Gamma Knife from Elekta Instruments, Inc. (Elekta), for the purpose of installing it at the Research Medical Center (RMC) in Kansas City, Missouri. USN paid approximately $3,000,000 for the Gamma Knife. In September 1993, USN entered into a lease/purchase agreement with Financing for Science International, Inc. (FSI), a medical equipment leasing company, to finance the Gamma Knife purchase.

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS, Inc. sold 500,000 shares of its common stock for $500,000 to RMC to secure additional working capital in order to enable USN to develop and construct a Gamma Knife Facility. USN has installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility.

      USN plans to open a second treatment center on the campus of New York University Medical Center in New York, New York. The Company has paid an initial payment of $290,000 for the second Gamma Knife, and has secured a lease/purchase agreement for it from FSI. In March of 1995, FSI made a progress payment in the amount of $1,160,000. The agreement may be terminated if the Company is unable to obtain the necessary permit for the use of the Gamma Knife. The Certificate of Need (CON) has been obtained from New York State allowing construction and operation of the Gamma Knife Center. The Company expects that the Center will open in 1996. In addition, the construction of the NY Gamma Knife Center will require additional capital not currently available to the Company. The Company is negotiating with several financing sources but the Company will be able to secure such capital.

Gamma Knife Technology

      The Leksell Gamma Knife is a unique stereotactic radiosurgical device used to treat brain tumors and other malformations of the brain without invasive surgery. The Gamma Knife delivers a single, high dose of ionizing radiation emanating from 201 cobalt-60 sources positioned about a hemispherical, precision machined cavity. The lesion is first targeted with precision accuracy using advanced imaging and three dimensional treatment planning techniques such as CT Scans, MR Scans, conventional X-rays, or angiography. Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull . The mechanical precision at the target site is +/- 0.1mm (1/10 of 1 millimeter). Because of the steep fall-off in the radiation intensity surrounding the target, the lesion can be destroyed, while sparing the surrounding tissue.

      The procedure, performed in a single treatment, sharply reduces hospital stay and eliminates post-surgical bleeding and infection. When compared with conventional neurosurgery, Gamma Knife treatment is less expensive. However, not all patients are candidates for radiosurgery since the decision to use the Gamma Knife depends on the type, size, and location of the lesion.

Regulatory Environment

      The levels of revenues and profitability of companies involved in the health services industry, such as USN, may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. Although the Company does not believe that the business activities of USN will be materially affected by changes in the regulatory environment, it is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. The Company cannot predict the effects healthcare reform may have on USN's business, and no assurance can be given that any such reforms will not have a material effect on USN.

      In addition, the provision of medical services in the United States is dependent on the availability of reimbursement to consumers from third party payors, such as government and private insurance companies. Although, patients are ultimately responsible for services rendered, the Company expects that the majority of USN's revenues will be derived from reimbursements by third party payors. Medicare has authorized reimbursement for Gamma Knife treatment. Over the last several years, such third party payors are increasingly challenging the cost effectiveness of medical products and services and taking other cost-containment measures. Therefore, although treatment costs using the Gamma Knife compare favorably to traditional invasive brain surgery it is unclear how this trend among third party payors and future regulatory reforms affecting governmental reimbursement will affect procedures in the higher end of the cost scale.

      The Company is planning to establish future Gamma Knife centers. Completion of future centers will require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities. The Food and Drug Administration has issued the requisite pre-market approval for the Gamma Knife to be utilized by USN. In addition, many states require hospitals to obtain a Certificate of Need (CON) before they can acquire a significant piece of medical equipment. The Company plans to enter into future ventures in which that "need" will be demonstrable, but it can have no assurance that Certificates of Need will be granted in every case.

      In addition, the Nuclear Regulatory Commission must issue a permit to USN to permit loading the COBALT at each Gamma Knife site. While the Company believes that it can obtain a NRC permit for each Gamma Knife machine, there is no assurance that it will.

Liability Insurance

      Although the Company does not directly provide medical services, it has obtained professional medical liability insurance, and has general liability insurance as well. The Company believes that its insurance is adequate for providing treatment facilities and non-medical services although there can be no assurance that the coverage limits of such insurance will be adequate or that coverage will not be reduced or become unavailable in the future.

Competition

      The health care industry, in general, is highly competitive and the Company expects to have substantial competition from other independent organizations, as well as from hospitals in establishing future Gamma Knife centers. There are other companies that provide the Gamma Knife on a "cost per treatment basis". In addition, larger hospitals may be expected to install Gamma Knife technology as part of their regular inpatient services. Some of these competitors have greater financial and other resources than the Company. Principal competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with referring physicians, facility location, convenience of scheduling and availability of patient appointment times. The Company believes that cost containment measures will encourage hospitals to seek companies that are providing the technology, instead of incurring the capital cost of establishing their own Gamma Knife centers.

Gamma Knife Supply and Servicing

      Currently the only company that manufactures, sells, and services the Gamma Knife is Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden. Any interruption in the supply or services from Elekta would adversely affect USN's plans to open additional Gamma Knife treatment centers as well as to maintain those centers in existence.

Gamma Knife Financing

      The Company secured financing from FSI for the first Gamma Knife installation at the RMC site, and obtained a lease commitment from FSI for its second Gamma Knife installation planned for New York. The Gamma Knife is an expensive piece of equipment presently costing approximately $3,000,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. The Company believes that it will continue to be successful in obtaining financing but can give no absolute assurance that it will.

New Technology/Possible Obsolescence

      Gamma Knife technology may be subject to technological change. Consequently, the Company will have to rely on the Gamma Knife's manufacturer, Elekta, to introduce improvements or upgrades in order to keep pace with technological change. Any such improvements or upgrades which the Company may be required to introduce will require additional financing. In addition, newly developed techniques and devices for performing brain surgery may render the Gamma Knife less competitive or obsolete.

Employees

      GHS, Inc. has twenty two full-time employees and five part-time employees. Of these employees, two are engaged in sales and marketing, nineteen in technical and functional site support and/or development, four in administration and office support, one in site development, and one medical director.

ITEM 2.     PROPERTIES

      The Company's base facility, from which it conducts substantially all of its operations, are located in Rockville, Maryland, and occupy approximately 2,350 square feet which is currently leased on a month to month basis. The current rent is approximately $34,000 per year. In December 1994, the Company opened a second office in Sacramento, California. This office occupies 1,600 square feet, and the annual rent is approximately $28,000. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. The ground rent is not material.

ITEM 3.     LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock trades in the over-the-counter market, NASDAQ symbol GHSI. The range of high and low bid quotations as reported by NASDAQ System for the two years ended December 31, 1995 are set forth below.

      Period                            High Bid           Low Bid
      ------                            --------           -------
January 1 - March 31, 1994               $2.00              $1.88
April 1 - June 30, 1994                   1.88               1.25
July 1 - September 30, 1994               1.25                .75
October 1 - December 31, 1994             1.00                .75

      Period                            High Bid           Low Bid
      ------                            --------           -------
January 1 - March 31, 1995                1.00                .75
April 1 - June 30, 1995                    .75                .75
July 1 - September 30, 1995                .75                .75
October 1 - December 31, 1995              .625               .375

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 14, 1996, there were approximately 500 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

      Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1991 through 1995 . The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                          Year Ended
                                          December 31,
                   -------------------------------------------------------------
                      1995         1994         1993        1992        1991
Statement of
Operations Data:

Revenue            $4,446,000   $2,358,000   $2,512,000  $2,085,000  $2,282,000
Net income (loss)    (176,000)    (666,000)      53,000      60,000     184,000

Net income (loss)
per share                (.03)        (.10)         .01         .01         .01

Weighted Average
Common Shares
Outstanding         6,447,828    6,435,016    5,817,677   5,185,328   5,185,328

                                          As at
                                          December 31,
                   -------------------------------------------------------------
                      1995         1994         1993        1992         1991
Balance Sheet
Data:

Working Capital      579,000      883,000    1,861,000   $1,104,983   $1,151,866
Total Assets       7,339,000    5,885,000    6,991,000   $2,012,000   $1,641,827
Long term debt     3,355,000    2,680,000    2,900,000           --           --
Total Stock-
holders equity     1,929,000    2,105,000    2,748,000   $1,456,000   $1,396,000

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

1995 Compared to 1994

      Total revenues increased 89% in 1995 to $4,446,000 from $2,358,000 in 1994. New systems sales increased 39% to $1,777,000 from $1,282,000 in 1994. The increase was attributable to a new contract with the Chicago Department of Health (CDOH) to set up and manage public health information systems for the city. Maintenance revenue increased 61% to $1,083,000 from $672,000 in 1994. This also was attributable to the contract with CDOH. The company continues to focus on using facilities management to expand the capability of the GHiS for its clients. The Company's other subsidiary, US NeuroSurgical, Inc. (USN) had its first full year of revenue from its center at the Research Medical Center in Kansas City, Missouri. There were revenues of $1,283,000 in 1995 from USN.

      Total expenses increased 49% to $4,644,000 from $3,109,000 in 1994. System costs increased to $1,651,000 from $847,000 a year earlier. This increase was caused by the large hardware order for CDOH. Maintenance expense increased to $583,000 from $487,000 in 1994. This increase is not significant when it is compared to the revenue increase in this area. Selling, general and administrative expense declined 14% to $999,000 from $1,161,000 a year earlier. The decrease is attributable to cost control measures implemented on travel, office expenses and some salary reductions. The higher revenues were achieved without any additions to administrative staff. Patient expenses associated with the operation of the Kansas City Center were $751,000 for the year. The Company had interest expense of $504,000 in 1995 compared to $308,000 in 1994. USN continued to pay down its lease in Kansas City and began interest payments on its second Gamma Knife. As a result of the increased interest payments the net loss was $176,000.

1994 Compared to  1993

      Total revenues decreased 6% in 1994, to $2,358,000 from $2,512,000 in 1993. New system sales decreased 29% to $1,282,000 from $1,799,000 in 1993. The decrease was attributable to delays in contract signing with prospective clients and prolonged selling cycles with municipalities. Many Company clients and prospects are large municipalities that have delayed projects because of budgetary constraints. Maintenance revenue decreased by 3% in 1994 to $672,000 from $694,000 in 1993. The Company opened its' first Gamma Knife Center at Research Medical Center in Kansas City, Missouri in the third quarter of 1994. There were revenues of $381,000 for this period.

      Total expenses increased 26% to $3,109,000 in 1994 from $2,459,000 in 1993. System costs declined to $847,000 from $1,120,000 a year earlier. This was attributable to decreased hardware costs. Selling, general and administrative cost rose 46% to $1,161,000 from $796,000 the previous year. This increase was caused by salaries related to USN and substantial professional fees related to a registration statement. The Company also incurred expenses related to the USN startup. These costs were higher than expected, and the Company expects these to decline as a percentage of revenues in the future. The lease on the Gamma Knife had an interest expense of $308,000 in 1994. As a result of the foregoing, the net loss was $666,000.

 Liquidity and Capital Resources

      The Company had a working capital ratio of 1.3 in 1995, as compared to 1.9 in 1994. As of December 31,1995, net cash provided by operating activities was $438,000, as compared to net cash used of $93,000 in 1994.

      Depreciation and amortization expense was $617,000 in 1995, as compared to $341,000 in 1994. The reason for the increase was that 1995 was the first full year of depreciation for the Kansas City Gamma Knife. Accounts receivable increased by $251,000 in 1995 from 1994. Unbilled accounts receivable increased $465,000 in 1995. The increase is the result of the long accounts receivable cycle associated with municipalities. In 1994, billed accounts receivable declined by $84,000, and unbilled accounts receivable declined by $315,000 from 1993.

      In 1995, net cash used in investing activities was $1,243,000. The Company made a $1,160,000 progress payment on its second Gamma Knife. In 1994, net cash used in investing activities was $750,000. The Company incurred $520,000 of construction costs related to the Midwest Gamma Knife Center.

      In 1995, net cash provided by financing activities was $850,000. The company paid $430,000 towards the lease obligations on its Kansas City Gamma Knife. The Company also is responsible for making interest payments on the progress payment on its second Gamma Knife.

      In 1994, net cash provided by financing activities was $280,000. In 1994, the Company commenced its five year lease on the Kansas City Gamma Knife.

      In 1993, the Company completed two private placements. The Company issued 1,200,000 shares of Common Stock, at $1.00 per share as part of a private placement funded with subscription payments made in June 1993 (the "first placement"). The proceeds from the first placement allowed the Company to establish a new subsidiary, US NeuroSurgical, Inc. (USN), which owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN entered into a series of contracts to finance the acquisition of one Gamma Knife and to establish its first Gamma Knife center on the campus of Research Medical Center (RMC) in Kansas City, Missouri. In December 1993 the Company sold 500,000 shares of Common Stock to RMC in a private placement for $500,000 (the "second placement"). The proceeds were used by the Company for the construction of the Gamma Knife Center.

      The Company currently has a line of credit for $100,000. Shareholders have made an additional $20,000 loan. The lease that USN has entered into for Kansas City is a five year operating lease that began in September 1994. The annual payments are $805,000. The Company is making interest payments on a progress payment for its second Gamma Knife. The progress payment was for $1,160,000 and the interest rate is 13.5% annual.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                          DISCLOSURE

      None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                   REGISTRANT

      The directors and executive officers of the Company are as follows:

      Name                          Age                 Position
      ----                          ---                 --------

   Alan Gold                        51                  President  & Director

   Jerry M. Brown, Ph.D.            57                  Director

   William F. Leimkuhler            44                  Director

      Alan Gold has served as President and a director since the Company's formation. He was one of the founders of Global Health Systems, the predecessor of the Company, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology.

      Jerry M. Brown, Ph.D. He was elected to the GHS board in July, 1993, and served as President of US NeuroSurgical, Inc. until August, 1995. From 1990 to 1993 he was an independent consultant to the health care industry. Dr. Brown served in the US Army Medical Department from 1967 - 1990, retiring as a Lieutenant Colonel.

      William F. Leimkuhler has served as director of the Company since its incorporation in 1984. Since January 1994, Mr. Leimkuhler has been the Vice President of Allen & Company Incorporated, an investment banking firm. From 1984 to December, 1993, Mr. Leimkuhler was a partner with the law firm of Werbel McMillin & Carnelutti, which has served as counsel to the Company on various matters since the Company's formation.

      Each director is elected for a one year period ending on the date of the next annual meeting of shareholders of the Company, and until his or her successor is duly elected and qualified. Officers serve at the will of the Board of Directors.

      ITEM 11     EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 1995, for each executive officer of the Company:

                           Summary Compensation Table
                           --------------------------

Name and                       Annual Compensation            Long Term
Principal Position      Year        Salary($)   Bonus($)      Compensation Amts.
- ------------------      ----        ---------   --------      ------------------
Alan Gold,
President & Director    1995        $150,000
                        1994        $144,400
                        1993        $126,500

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Stock Option Plan

      Effective March 7, 1986, and as amended June 18, 1987, the Company adopted a 1986 Stock Option Plan (the "Plan") pursuant to which options to purchase up to 750,000 shares of the Company's Common Stock may be granted to directors, officers and other key employees of the Company. As of March 31, 1993, 308,500 options were outstanding under the Plan. The Plan is administered by the Board of Directors. The options may be either incentive stock options conforming to the provisions of Section 422A of the Internal Revenue Code, or non-qualified options. The purchase price for shares under each option, incentive or non-qualified, is determined by the Board but will not be less than 100% and 90%, respectively, of the fair market value of the Common Stock at the time the option is granted. If an employee at the time the option is proposed to be granted owns more than 10% of the voting stock of the Company, the option price for incentive options will not be less than 110% of the fair market value of the Common Stock on the date of grant and the option will continue in effect for not more than five years. No options may be granted under the Plan after 1996. The exercise price must be paid in full upon exercise of an option, in cash or in shares of Common Stock of the Company. Options are nontransferable except by will or by the laws of descent and distribution.

       Aggregate Unexercised Options & Option Values at December 31, 1995
       ------------------------------------------------------------------

                                                  Value of Unexercised In-The
                  Number of Unexercised Options   Money Options at December
                  at December 31, 1995 (#)        31, 1995 ($)
Name              Exercisable/Unexercisable       Exercisable/Unexercisable
- ----              -------------------------       -------------------------

Alan Gold                112,000 / 25,000              $63,000/14,000(1)
                        --------- -------              -----------------

(1) Based on average of closing bid and asked prices of the Company's common stock on December 31, 1995.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

      The following table sets forth, as of March 23, 1996 certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director of the Company:

                                    Number of Shares
  Name and Address                     Beneficially         Percent of
of Beneficial Owner                      Owned (1)             Class
- -------------------                      ---------             -----
Alan Gold (2)                              520,500              8.0%
1350 Piccard Drive
Rockville, MD 20850

William F. Leimkuhler                         --                 --
711 Fifth Avenue
New York, NY 10022

Jerry M. Brown, Ph.D                        28,500              0.4%
1205 Stratford Drive
Anderson, SC 29621

Stanley S. Shuman (3)                    1,051,250             16.4%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated (4)         1,932,000             30.0%
711 Fifth Avenue
New York, NY 10022

All Directors and Officers                 549,000              8.5%
as a group (three persons) (2)
- -------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2) Includes 420,500 shares held jointly by Mr. Gold and his wife, Ms. Greenwald, as joint tenants with right of survivorship and 100,000 exercisable stock options.

(3) Includes 210,250 shares held in certain trusts for the benefit of Mr. Shuman's children, of which shares Mr. Shuman disclaims beneficial interest.

(4) In addition to those shares beneficially owned by Allen, certain officers of Allen and their families, including Mr. Shuman, own 1,721,750 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The company owns 80% of the issued and outstanding shares of USN. the remaining shares are owned by A. Hyman Kirshenbaum, M.D. and Jerry M. Brown, Ph.D., who developed and promoted the original plan for the business of USN. In connection with the formation of USN, such individuals entered into an agreement with the Company, providing for, among other things, incentives in the form of options to purchase additional shares of the Company's Common Stock. Dr. Brown also had an employment agreement with USN which was terminated by the Company in August, 1995. Dr. Kirshenbaum serves as Chairman for USN.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                   ON FORM 8-K

(a)   The following documents are filed
      as part of this report:

                                                               Page No.
                                                               --------
      Financial Statements of the Company

         Report of Independent Auditors                          F-1
         Balance Sheet as of December 31, 1995 and 1994          F-2
         Statements of Operations for the years ended
              December 31, 1995, 1994, and 1993.                 F-3
         Statement of Changes in Stockholders' Equity
              for the period January 1, 1993 through
              December 31, 1995                                  F-4
         Statements of Cash Flows for the year ended
              December 31, 1995, 1994, and 1993.                 F-5
         Notes to Financial Statements                           F-6
         Report of  Independent  Auditors with respect to
              Supplementary Schedules                            S-1
         Valuation and Qualifying Accounts                       S-2

               All other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

 (b)  Reports on Form 8-K

            During the three months ended December 31, 1994, the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

(c)   Exhibits

      3     Articles of Incorporation and By-laws

            (a) Restated Certificate of Incorporation and by-laws of the Company (incorporated by reference to exhibits 3.1 and 3.2 of the Company's Registration Statement No. 33-4532-W on Form S-18)

            (b) Certificate of Amendment dated June 18, 1987 (incorporated by reference to exhibit 3(b) of the Company's 1987 Annual Report on Form 10-K).

            (c) Certificate of Amendment dated November 17, 1989 (pursuant to which the Company changed its name to GHS, Inc.) (incorporated by reference to exhibit 3(c) of the Company's 1988 Annual Report on Form 10-K).

      10    Material Contracts

            (a) Office Lease dated November 1, 1990  (incorporated  by reference
            to  Exhibit  10.2  of  the  Company's   Registration  Statement  No.
            33-4532-W on form S-18).

            (b) Employment Agreement dated December 14, 1984 between the Company and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement No. 33-4532-W on form S-18).

            (c) Stock Option Plan dated March 7, 1986 (incorporated by reference
            to  Exhibit  10.4  of  the  Company's   Registration  Statement  No.
            33-4532-W on form S-18).

            (d) Asset Purchase Agreement dated as of December 13, 1984 between GHS Acquisition Corp., Datalab, Inc., Global Health Systems, Inc. and GHS, Inc. (pursuant to which the Company acquired substantially all the assets, and assumed certain liabilities, of Global Health Systems MD) (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No. 33-4532-W on form S-18).

            (e) Assignment and Assumption Agreement dated as of November 22, 1988 between Global Health Systems, Inc. and Global Health Computer Systems, Inc. (pursuant to which the parent transferred assets, liabilities and current operations to the subsidiary) (Incorporated by reference to exhibit 10(j) of the Company's 1988 Annual Report on Form 10K)

            (f) Gamma Knife Neuroradiosurgery Equipment Agreement dated August, 1993 between Research Medical Center and US NeuroSurgical (incorporated by reference to Exhibit 10h to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (g) Agreement for Issuance and Sale of Stock dated August, 1993 between Research Medical Center and GHS, Inc. (incorporated by reference to Exhibit 10i to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (h) Ground Lease Agreement dated August, 1993 between Research Medical Center and US NeuroSurgical (incorporated by reference to
            Exhibit 10j to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (i) LGK Agreement dated July 12, 1993 between Elekta Instruments, Inc. and US NeuroSurgical (incorporated by reference to Exhibit 10k to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (j) Financing for Science International Commitment dated August 16, 1993 between Financing for Science International, Inc. and US NeuroSurgical (incorporated by reference to Exhibit 10l to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993.)

            (k) Employment Agreement dated September 1, 1993 between US NeuroSurgical and Jerry M. Brown, Ph.D. (incorporated by reference to Exhibit 10m to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993.)

            (l) Agreement dated July 23, 1993 between GHS, Inc., and A. Hyman Kirshenbaum, M.D., and Jerry M. Brown, Ph.D., (incorporated by reference to Exhibit 10n to the Company's Quarterly Report or Form 10-Q/A for the quarter ended September 31, 1993.)

            (m) Amendment dated October 27, 1994 to Employment Agreement between U.S. Neurosurgical and Jerry Brown, Ph.D. (incorporated by reference to Exhibit 10m to the Company's 1994 Annual Report on Form 10-K).

            (n) Agreement dated October 28, 1994 between U.S. NeuroSurgical, Inc. and Financing for Science and Industry, Inc. (incorporated by reference 10n to the Company's 1994 Annual Report on Form 10-K).

            (o) Agreement dated December 29, 1993, between U.S. NeuroSurgical, Inc. and Elekta Instruments, Inc. (incorporated by reference 10o to the Company's 1994 Annual Report on Form 10-K).

 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:  April 08, 1996

                                       GHS, INC.
                                       (Registrant)


                                       By /s/ Alan Gold
                                          -------------------------------------
                                          Alan Gold
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 08, 1996                /s/ Alan Gold
                              -------------------------------
                              Alan Gold
                              President and Director
                              (Chief Executive, Financial and
                                     Accounting Officer)


April 08, 1996                /s/ William F. Leimkuhler
                              -------------------------------
                              William F. Leimkuhler
                              Director


April   , 1996
                              -------------------------------
                              Jerry M. Brown, Ph.D.
                              Director

                                                Richard A. Eisner & Company, LLP
- --------------------------------------------------------------------------------
                                                     Accountants and Consultants

[RAE Logo]

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
GHS, Inc.
Rockville, Maryland

         We have audited the accompanying consolidated balance sheets of GHS, Inc. and subsidiaries as at December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of GHS, Inc. and subsidiaries at December 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP
New York, New York
March 14, 1996

                 575 Madison Avenue, New York, N.Y. 10022-2597
                Member of Summit International Asssociates, Inc.

New York, NY   o    Melville, NY   o    Cambridge, MA  o    Florham Park,NJ

                           GHS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                               --------------------------
                                            A S S E T S                           1995           1994
                                            -----------                        -----------    -----------
Current assets:
   Cash and cash equivalents ...............................................   $   198,000    $   153,000
   Accounts receivable (net of allowance for doubtful
     accounts of $14,000 in 1995 and 1994)  ................................     1,451,000      1,200,000
   Unbilled accounts receivable ............................................       576,000        111,000
   Contract installments receivable ........................................        15,000         34,000
   Inventory ...............................................................        12,000         15,000
   Refundable deposits .....................................................       290,000        290,000
   Other current assets ....................................................        91,000         84,000
                                                                               -----------    -----------
          Total current assets .............................................     2,633,000      1,887,000

Furniture and equipment ....................................................        56,000         41,000
Software development costs .................................................       291,000        389,000
Other assets ...............................................................        98,000        100,000
Gamma Knife Venture assets:
   Gamma Knife .............................................................     2,348,000      2,762,000
   Progress payments - Gamma Knife .........................................     1,160,000
   Unamortized leasehold costs .............................................       661,000        696,000
   Deposits ................................................................        65,000         10,000
   Cash held in escrow .....................................................        27,000
                                                                               -----------    -----------
          T O T A L ........................................................   $ 7,339,000    $ 5,885,000
                                                                               ===========    ===========

                              L I A B I L I T I E S
                              ---------------------

Current liabilities:
   Accounts payable and accrued expenses ...................................   $ 1,337,000    $   522,000
   Loans payable - officer .................................................        20,000
   Notes payable - other ...................................................       100,000
   Accrued costs to complete contracts .....................................        25,000         38,000
   Loan payable - Gamma Knife - current portion ............................        55,000
   Obligation under capital lease - current portion:
     Gamma Knife Venture ...................................................       512,000        444,000
     Equipment .............................................................         5,000
                                                                               -----------    -----------
          Total current liabilities ........................................     2,054,000      1,004,000
                                                                               -----------    -----------

Obligation under capital lease:
   Gamma Knife .............................................................     1,724,000      2,236,000
   Equipment ...............................................................         9,000
                                                                                 1,733,000      2,236,000
                                                                               -----------    -----------
Loan payable - Gamma Knife .................................................     1,105,000
                                                                               -----------
Minority interest ..........................................................        18,000         40,000
                                                                               -----------    -----------
Common stock - par value $.01; 500,000 shares issued with put option .......       500,000        500,000
                                                                               -----------    -----------

Commitments and other matters

                                       STOCKHOLDERS' EQUITY

Preferred stock - 1,000,000 shares authorized; none issued
Common stock - par value $.01; 25,000,000 shares authorized; 6,447,828
   issued and outstanding in 1995 and 1994  ................................        65,000         65,000
Additional paid-in capital .................................................     3,082,000      3,082,000
(Deficit)  .................................................................    (1,218,000)    (1,042,000)
                                                                               -----------    -----------
          Total stockholders' equity .......................................     1,929,000      2,105,000
                                                                               -----------    -----------
          T O T A L ........................................................   $ 7,339,000    $ 5,885,000
                                                                               ===========    ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                   -----------------------------------------
                                      1995           1994           1993
                                   -----------    -----------    -----------
Revenue:
   Software systems ............   $ 1,777,000    $ 1,282,000    $ 1,799,000
   Maintenance .................     1,083,000        672,000        694,000
   Claims processing ...........       302,000
   Patient revenue .............     1,283,000        381,000
   Interest income .............         1,000         23,000         19,000
                                   -----------    -----------    -----------
          T o t a l ............     4,446,000      2,358,000      2,512,000
                                   -----------    -----------    -----------

Costs and expenses:
   Software systems ............     1,651,000        847,000      1,120,000
   Maintenance .................       583,000        487,000        543,000
   Claims processing expense ...       156,000
   Patient expenses ............       751,000        306,000
   Selling, general and
     administrative ............       999,000      1,161,000        796,000
   Interest expense ............       504,000        308,000
                                   -----------    -----------    -----------
          T o t a l ............     4,644,000      3,109,000      2,459,000
                                   -----------    -----------    -----------

Income (loss) before minority
   interest ....................      (198,000)      (751,000)        53,000
Minority interest ..............        22,000         85,000
                                   -----------    -----------    -----------
NET INCOME (LOSS)  .............   $  (176,000)   $  (666,000)   $    53,000
                                   ===========    ===========    ===========
Net income (loss) per share ....   $      (.03)   $      (.10)   $      0.01
                                   ===========    ===========    ===========
Weighted average shares
   outstanding .................     6,447,828      6,435,016      5,817,677
                                   ===========    ===========    ===========



                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Common Stock *
                             ---------------------
                               Number                Additional
                                 of                   Paid-in
                               Shares      Amount     Capital      (Deficit)       Total
                             ---------   ---------   ----------   -----------   ----------
Balance - January 1,
   1993  .............       5,185,328   $  52,000   $1,833,000   $ (429,000)   $1,456,000
Issuance of common
   stock for cash ....       1,200,000      12,000    1,188,000                  1,200,000
Issuance of common
   stock for services
   rendered ..........          39,000       1,000       38,000                     39,000
Net income for the
   year ended
   December 31, 1993..                                                53,000        53,000
                            ----------   ---------   ----------   ----------    ----------
Balance - December 31,
   1993  .............       6,424,328      65,000    3,059,000     (376,000)    2,748,000
Issuance of common
   stock for services
   rendered ..........          23,500                   23,000                     23,000
Net (loss) for the
   year ended
   December 31, 1994..                                              (666,000)     (666,000)
                            ----------   ---------   ----------   ----------    ----------
Balance - December 31,
   1994  .............       6,447,828      65,000    3,082,000   (1,042,000)    2,105,000
Net (loss) for the
   year ended
   December 31, 1995..                                              (176,000)     (176,000)
                            ----------   ---------   ----------   ----------    ----------
BALANCE - DECEMBER 31,
   1995  .............       6,447,828   $  65,000   $3,082,000   $(1,218,000)  $1,929,000
                            ==========   =========   ==========   ==========    ==========

*  Excluding shares with put option



                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                  ---------------------------------------
                                                                                     1995          1994          1993
                                                                                  -----------   -----------   -----------
Cash flows from operating activities:
   Net income (loss)  ..........................................................  $  (176,000)  $  (666,000)  $    53,000
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization ...........................................      617,000       341,000       154,000
       Provision for inventory obsolescence ....................................       15,000
       Minority interest in net (loss) of consolidated subsidiary ..............      (22,000)      (85,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable - net ......................     (251,000)       84,000      (256,000)
         (Increase) decrease in unbilled accounts receivable ...................     (465,000)      315,000      (164,000)
         Decrease in contract installments receivable ..........................       19,000        15,000        40,000
         (Increase) decrease in other assets ...................................      (86,000)       62,000       (69,000)
         Increase (decrease) in accounts payable and accrued expenses and
           accrued costs to complete contract ..................................      802,000      (159,000)      162,000
                                                                                  -----------   -----------   -----------
             Net cash provided by (used in) operating activities ...............      438,000       (93,000)      (65,000)
                                                                                  -----------   -----------   -----------

Cash flows from investing activities:
   Furniture and equipment purchases ...........................................      (33,000)      (24,000)      (14,000)
   Software development costs ..................................................      (50,000)     (350,000)      (70,000)
   Investment in joint venture .................................................                     (4,000)      (82,000)
   Refunds (deposits) on Gamma Knife ...........................................                    148,000      (505,000)
   Progress payments - Gamma Knife .............................................   (1,160,000)
   Cost incurred with leasehold improvements ...................................                   (520,000)
                                                                                  -----------   -----------   -----------
             Net cash (used in) investing activities ...........................   (1,243,000)     (750,000)     (671,000)
                                                                                  -----------   -----------   -----------

Cash flows from financing activities:
   Payments of capital lease obligations .......................................     (430,000)     (220,000)
   Loan payable - officer ......................................................       20,000
   Notes payable - other .......................................................      100,000
   Loan payable - Gamma Knife ..................................................    1,160,000
   Proceeds from issuance of common stock ......................................                                1,200,000
   Release from escrow of proceeds from sale of common shares with put option ..                    500,000
                                                                                  -----------   -----------   -----------
             Net cash provided by financing activities .........................      850,000       280,000     1,200,000
                                                                                  -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................       45,000      (563,000)      464,000
Cash and cash equivalents - beginning of period ................................      153,000       716,000       252,000
                                                                                  -----------   -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD ......................................  $   198,000   $   153,000   $   716,000
                                                                                  ===========   ===========   ===========


Supplemental disclosures of cash flow information: Cash paid for:
     Interest ..................................................................  $   510,000   $   275,000
     Income taxes ..............................................................        3,000         3,000

Supplemental schedule of noncash financing activities:
   Property acquired under capital lease obligations ...........................       14,000                 $ 2,900,000
   Issuance of common stock for services rendered ..............................                     23,000        39,000
   Shares of subsidiary company for services ...................................                                  125,000



                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and its Significant Accounting Policies:

     [1]  Basis of preparation:

          GHS, Inc. (the "Company") develops, installs and maintains computerized processing systems for ambulatory care facilities and hospitals.

          The Company's subsidiary, U.S. Neuro Surgical, Inc. ("U.S. Neuro") owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology, which commenced operations in September 1994.

          During 1995, the Company formed a new subsidiary, U.S. Neurosurgical Physics, Inc. to administer the billing and collection of the Physicist's fee for operating the Gamma Knife.

          The consolidated financial statements include the accounts of GHS, Inc., its wholly-owned subsidiaries, Global Health Systems, Inc., GHS Management Services, Inc., U.S. Neurosurgical Physics, Inc., and U.S. Neuro in which it has an 80% interest.

     [2] Revenue recognition:

         Revenue from sales of software systems is recognized when the product is delivered and obligations remaining after delivery are not considered to be significant. Estimated costs in connection with installing the systems are accrued when the revenue is recognized. Income from software maintenance agreements is recognized ratably over the periods covered by such agreements. Contract installments receivable arising from sales of systems with extended payment terms are discounted to present value. Finance charges representing the discount to present value of the contract amount are credited to income over the term of the contract.

         Unbilled accounts receivable represent revenues which have been recognized, on delivery of the product, and will become billable at future dates in accordance with contract provisions.

         Patient revenue is recognized when the Gamma Knife procedure is rendered.

     [3] Inventories:

         Inventories are stated at the lower of cost (on the first-in, first-out method) or market and consist of computer equipment and peripheral devices.


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

     [4] Depreciation:

         The cost of furniture and equipment is depreciated on the straight-line method over the estimated useful lives of such assets. Leasehold improvements are amortized over the life of the lease.

     [5] Software development:

         Costs associated with product development subsequent to establishment of technological feasibility including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred. Amortization is generally provided on the straight-line method over two to five years commencing when the product is available for general release to customers.

     [6] Earnings per share:

         Earnings per share is based on the net income divided by the weighted average number of common shares outstanding during the year. Common stock equivalents arising from the exercise of stock options and warrants and common stock subject to put options are included when dilutive.

     [7] Statement of cash flows:

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     [8] Estimates and assumptions:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Agreements With Research Medical Center ("RMC"):

     [1] Gamma Knife neuroradiosurgery equipment agreement:

         U.S. Neuro entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC for a period of 21 years which commenced with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires U.S. Neuro to provide (i) the exclusive use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC will pay U.S. Neuro 80% of RMC's fees for the use of the equipment and the facility. The equipment agreement terminates automatically upon termination of the ground lease agreement and may be terminated by mutual agreement in the sixth year of the ground lease term.

     [2] Ground Lease Agreement:

         U.S. Neuro entered into a lease with RMC for the premises, defined as land situated in Kansas City, Missouri together with the facility which the Company was required to construct thereon. The lease term is for a period of 21 years commencing September 1994. Rent at $2.25 per square foot is payable annually in advance. The terms of the lease include escalation clauses for increases in certain operating expenses and for payment of real estate taxes and utilities. Title to all improvements upon the land vest in RMC.

(NOTE C) - Furniture and Equipment:

     Furniture and equipment is stated at cost and is summarized as follows:

                                             December 31,
                                          -------------------
                                            1995       1994
                                          --------   --------

          Equipment. . . . . . . . . . .  $181,000   $148,000
          Furniture. . . . . . . . . . .    41,000     41,000
                                          --------   --------
                    T o t a l. . . . . .   222,000    189,000

          Less accumulated depreciation.   166,000    148,000

                    B a l a n c e. . . .  $ 56,000   $ 41,000
                                          =========  ========


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Furniture and Equipment:  (continued)

         Equipment, under a capital lease, and leasehold interest, is stated at cost and is summarized as follows:

                                         December 31,
                        ---------------------------------------------
                                1995                    1994
                        ---------------------   ---------------------
                        Leasehold               Leasehold
                        Interest   Equipment    Interest   Equipment
                        --------   ----------   --------   ----------
Cost . . . . . . . . .  $708,000   $2,900,000   $708,000   $2,900,000
Accumulated
   depreciation and
   amortization. . . .    47,000      552,000     12,000      138,000
                        ---------  -----------  ---------  ----------
          T o t a l. .  $661,000   $2,348,000   $696,000   $2,762,000
                        =========  ===========  =========  ==========

         Depreciation aggregated approximately $467,000 for the year ended December 31, 1995, $168,000 for the year ended December 31, 1994 and $14,000 for the year ended December 31, 1993.

         Included in the above depreciation expense is approximately $414,000 and $138,000 for the years ending December 31, 1995 and 1994 for assets acquired under capital leases.

(NOTE D) - Software Development Costs:

         Software development costs are summarized as follows:

                                       Year Ended December 31,
                                    1995        1994        1993
                                 ----------  ----------  ----------
     Balance - beginning of
        period. . . . . . . . .  $ 389,000   $ 210,000   $ 280,000
     Additions for the period .     50,000     350,000      70,000
     Amortization . . . . . . .   (148,000)   (171,000)   (140,000)
                                 ---------   ---------   ---------
     Balance - end of period. .  $ 291,000   $ 389,000   $ 210,000
                                 =========   =========   =========

         Research and development expense, exclusive of amortization of capitalized software development costs, was approximately $320,000, $124,000 and $125,000 for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, respectively, and is included in software systems costs.


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Costs Incurred In Connection With Leasehold Interest:

         In a prior year, the Company granted a 20% interest in U.S. Neuro to two related parties ("related parties") for services rendered in connection with the leasehold interest, which it valued at $125,000 and credited to minority interest. In 1995, the subsidiary incurred a loss of $115,000 of which $22,000 was allocated to the 20% interest. In 1994, the subsidiary incurred a loss of $442,000 of which $85,000 was allocated to the 20% interest.

         In July 1994, the Company issued 24,000 shares of its common stock to an employee in consideration for services rendered in connection with the leasehold interest. The Company valued the shares at fair value of $24,000 which it has included in leasehold cost.

         In connection with the grant of the 20% interest, the Company entered into an agreement with the related parties which provided for reimbursement to such parties, reasonable expenditures towards establishing U.S. Neuro.

         The Company agreed to repay up to $250,000 of such valid documented expenses by issuing up to 125,000 shares of GHS, Inc. common stock and up to $125,000 in U.S. Neuro notes payable from pre- tax earnings of U.S. Neuro. One of the parties (Dr. Brown) claims that GHS, Inc. will owe 62,500 shares of GHS, Inc. stock and interest bearing notes totaling $62,500, when he provides documentation to the Company. The Company has requested documentation of the claimed expenses since August 1993. No documentation has been produced. However, the Company acting in good faith issued 62,500 shares of GHS, Inc. common stock during 1993 and 1994. Dr. Brown has not documented any valid expenses. The Company has paid $30,000 for legal fees incurred prior to September 1, 1993 by Dr. Brown. The Company may take action to recover the 62,500 shares of GHS, Inc. stock issued to Dr. Brown.

         Dr. Brown entered into a three year employment contract with the Company in September 1993. Dr. Brown claims that his contract was unilaterally modified by the Company in November of 1994 and he was terminated without proper authority in August 1995. Dr. Brown also claims that he has been denied reimbursement of legitimate expenses of more than $20,000. The Company believes that Dr. Brown's claims are completely without merit. Upon signing his employment agreement Dr. Brown requested a $60,000 pay advance. The advance was granted as a loan with monthly repayment culminating in December 1995. Dr. Brown still owes the Company $6,900 on this loan. In November 1994, the Company negotiated an incentive compensation plan with Dr. Brown whereby he was paid a salary of $150,000 per annum with quarterly adjustments against his salary if the Gamma Knife operation did not meet minimum performance standards. The agreement guaranteed Dr. Brown a minimum salary of $100,000 per annum.


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Costs Incurred In Connection With Leasehold Interest:
           (continued)

Dr. Brown was paid salary through August 1995 at which time he was terminated as an employee and removed from the U.S. Neuro Board of Directors. During the terms of his employment with U.S. Neuro, Dr. Brown was fully reimbursed for expenses which he submitted as incurred in connection with his responsibilities at U.S. Neuro; however, the Company did not reimburse him for travel and expenses that he incurred which were for personal business or not pre-authorized by the Company.

(NOTE F) - Obligation Under Capital Lease and Loan Payable:

         Gamma Knife Venture:

         U.S. Neuro has a purchase agreement with Elekta Instruments to buy one Gamma Knife for $2,900,000. The purchase was financed by Financing for Science International under a 5 year capital lease bearing interest at approximately 15% per annum. Future lease payments are as follows:

               Year Ending
               December 31,
               ------------

                   1996. . . . . . . . . . . .  $  805,000
                   1997. . . . . . . . . . . .     805,000
                   1998. . . . . . . . . . . .     805,000
                   1999. . . . . . . . . . . .     472,000
                                                ----------
                                                 2,887,000
                   Less interest . . . . . . .     651,000
                                                ----------
                   Present value of net
                      minimum obligation . . .  $2,236,000
                                                ==========

         The lease is guaranteed by GHS, Inc. and Global Health Systems,
Inc.

         On December 6, 1994, U.S. Neuro entered into an additional purchase agreement with Elekta Instruments to buy another Gamma Knife for $2,900,000 for which it made a deposit of $290,000 in 1994. The purchase is to be financed by Financing for Science International under a 5 year capital lease. The deposit is to be refunded on commencement of the capital lease which is anticipated to begin September 1, 1996. The lease is guaranteed by GHS, Inc. and Global Health Systems, Inc.

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Obligation Under Capital Lease and Loan Payable:
           (continued)

         Gamma Knife Venture:  (continued)

         During 1995, Financing for Sciences International made a progress payment towards the above mentioned second Gamma Knife totalling $1,160,000 to Elekta Instruments, Inc. U.S. Neuro is being charged interest expense at 13 1/2 per annum.

(NOTE G) - Common Stock Issued With Put Option:

         In a prior year the Company issued 500,000 shares of its common stock for $1.00 per share to RMC. If the fair market value ("FMV") of the shares is equal to or less than $1.25 per share, RMC has the right to resell the shares to GHS, Inc. at $1.00 per share. If the FMV exceeds $1.25, GHS, Inc. has the right of first refusal to repurchase the shares at a price equal to 80% of the FMV ("Transaction Price"). If GHS, Inc. elects not to exercise its right of first refusal and RMC is unable to obtain a buyer for the shares at the Transaction Price, RMC has the right to resell the shares to GHS, Inc. at a purchase price equal to the greater of $1.00 per share or the Transaction Price.

         However, in no event shall the Company be required to purchase shares of stock after the earlier of 2003 or such time as U.S. Neuro, Inc. no longer occupies the premises (the "facility").

(NOTE H) - Stockholders' Equity:

         [1]  Stock options:

              The Company has a stock option plan (the "Plan") for officers and other key personnel of the Company. The Plan authorizes the granting of incentive and nonqualified stock options to purchase up to 750,000 shares of the Company's common stock at a price not less than 100% (90% as to nonqualified) of the fair market value of the common stock on the date of grant.

              No part of any option granted under the Plan will be exercisable less than one year or more than ten years after the date of grant. Options for 25,000 shares granted at an exercise price of $1.00 include stock appreciation rights which may be issued in lieu of exercise.


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Stockholders' Equity:  (continued)

         [1]  Stock options:  (continued)

              Listed below is information as to options granted and exercisable. As of December 31, 1995 no options have been exercised.

                                     Number of Shares      Exercisable
                                  1995     1994     1993      Price
                                -------- -------- -------- -----------

     Outstanding January 1 . .  430,000  430,000  308,500     $1.00

     Options granted . . . . .                    121,500      1.00
                                ------- -------- --------

     Options outstanding . . .  430,000  430,000  430,000      1.00
                                ======= ======== ========

     Options exercisable . . .  364,875  307,750  277,375
                                =======  =======  =======

         [2]  Preferred stock:

              The Company has authorized 1,000,000 shares of preferred stock, none of which is issued. The rights and preferences of preferred stock are established at the discretion of the Board of Directors upon issuance.

         [3]  Issuance of warrants:

              On November 30, 1993, the Company granted warrants to a stockholder to purchase 200,000 shares of the Company's common stock at a purchase price of $1.00 per share, which equalled fair value at the date of grant. Such warrants were granted as consideration for services rendered in connection with a private placement of securities. The warrants contain registration and certain anti-dilution rights and are exercisable through November 30, 1998.

(NOTE I) - Commitments and Other Matters:

         [1] In 1995 the Company entered into a lease for office premises which expires in 2000. The terms of the lease include escalation clauses for increases in certain operating expenses.

             The Company has a three year lease for an office facility in Sacramento, California at a yearly rental of approximately $27,000.


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Commitments and Other Matters:  (continued)

         [1]  (continued)

               Minimum future obligations under operating leases as described above are as follows:

                   Year Ending
                   December 31,
                   ------------

                       1996. . . . . . . . . .  $ 61,000
                       1997. . . . . . . . . .    62,000
                       1998. . . . . . . . . .    38,000
                       1999. . . . . . . . . .    37,000
                       2000. . . . . . . . . .    35,000
                                                --------
                                                $233,000
                                                ========

              Total rent expense aggregated $61,000, $33,000 and $32,000 for the years ended December 31, 1995, December 31, 1994, and December 31, 1993, respectively.

         [2]  The Company maintains the majority of its cash at one bank.

         [3] The Company is contingently liable on an equipment lease of a customer which provides for an annual rental of approximately $95,000 per year to November 1996.

(NOTE J) - Taxes:

         The Company has a net tax asset of approximately $600,000 attributable primarily to operating loss carryforwards of approximately $2,000,000 which expire in 2008 through 2010. Management has established a full reserve against such asset since it cannot establish, at this time, that it is more likely than not that the carryforwards can be utilized.

         The difference between the tax provision (benefit) and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

                                               Year Ended December 31,
                                         --------------------------------
                                            1995       1994        1993
                                         ---------  ----------  ---------
         Income tax provision
            (benefit) at 34%. . . . . .  $(60,000)  $(226,000)  $ 18,000
         Increase (decrease) in
            valuation allowance . . . .    60,000     226,000    (18,000)
                                         ---------  ----------  ---------
                                         $ - 0 -    $  - 0 -    $ - 0 -
                                         =========  ==========  =========


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Major Customers:

         For the year ended December 31, 1995, the Company earned revenues from a municipality which accounted for 43% of revenues. Two customers represent 35% and 27% of receivables at December 31, 1995. These sales and receivables are from the computerized processing system segment. Also, one customer represents 72% of the unbilled accounts receivable.

         For the year ended December 31, 1994, the Company earned revenues from one customer which accounted for 21% of revenues. Two customers represent 42% and 15% of receivables at December 31, 1994. These sales and receivables are from the computerized processing system segment.

         For the year ended December 31, 1993, the Company earned revenues from three customers which accounted for 20%, 15% and 12%, of revenues, respectively.

(NOTE L) - Business Segments:

         The Company's business segments are the development, installation and maintenance of computerized integrated processing systems and the operation of stereotactic radiosurgery centers, utilizing the Gamma Knife technology. Corporate assets are principally cash and cash equivalents. The following is the Company's business segment data:

                                            Year Ended December 31,
                                     ------------------------------------
                                        1995         1994         1993
                                     ----------   ----------   ----------
         Revenue:
            Computerized processing
              systems . . . . . . .  $3,162,000   $1,954,000   $2,493,000
            Gamma Knife . . . . . .   1,283,000      381,000
                                     ----------   ----------   ----------
                   T o t a l. . . .  $4,445,000   $2,335,000   $2,493,000
                                     ==========   ==========   ==========

         Operating income (loss):
            Computerized processing
              systems . . . . . . .  $ (136,000)  $ (327,000)  $   34,000
            Gamma Knife . . . . . .     441,000     (139,000)
                                     ----------   ----------   ----------
            Operating income (loss)     305,000     (466,000)      34,000

         Interest (expense) . . . .    (504,000)    (308,000)
         Investment income. . . . .       1,000       23,000       19,000
                                     ----------   ----------   ----------

         Income (loss) from
            continuing operations
            before minority
            interest. . . . . . . .  $ (198,000)  $ (751,000)  $   53,000
                                     ==========   ==========   ==========


(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - Business Segments:  (continued)

                                                 December 31,
                                     ------------------------------------
                                        1995         1994         1993
                                     ----------   ----------   ----------

         Assets:
            Computerized processing
              systems . . . . . . .  $2,505,000   $1,966,000   $3,070,000
            Gamma Knife . . . . . .   4,834,000    3,889,000    3,779,000
            Corporate assets. . . .                   30,000      142,000
                                     ----------   ----------   ----------
                    T o t a l. . . . $7,339,000   $5,885,000   $6,991,000
                                     ==========   ==========   ==========

         Capital expenditures:
            Computerized processing
              systems . . . . . . .  $   80,000   $  367,000   $   84,000
            Gamma Knife . . . . . .       3,000      544,000    3,064,000
                                     -----------  -----------  ----------
                   T o t a l. . . .  $   83,000   $  911,000   $3,148,000
                                     ===========  ===========  ==========

         Depreciation and
            amortization:
              Computerized
                processing systems.  $  168,000   $  191,000   $  154,000
              Gamma Knife . . . . .     449,000      150,000
                                     -----------  -----------  ----------
                   T o t a l. . . .  $  617,000   $  341,000   $  154,000
                                     ===========  ===========  ==========