Form 10-Q
period 1996-03-31
GHS INC
filed 1996-05-13
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                         Commission file number
March 31, 1996                                                   0-15586


                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                      52-1373960
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      identification No.)



             1350 Piccard Drive Suite 360, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (301) 417-9808

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

              YES        |X|                      NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at May 12, 1996
          -----                             ---------------------------
Common Stock, $.01 par value                      6,447,828 Shares

                                     PART I
                              FINANCIAL INFORMATION
                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                       March  31,   December 31,
                                                          1996          1995
                                                          ----          ----
Current assets:
   Cash                                               $   144,000   $   198,000
   Accounts receivable, net                             1,152,000     1,451,000
   Unbilled accounts receivable                           526,000       576,000
   Current contract installments receivable                15,000        15,000
   Inventory                                                8,000        12,000
   Refundable deposits                                    290,000       290,000
   Other current assets                                   116,000        91,000
                                                      -----------   -----------
        Total current assets                          $ 2,251,000   $ 2,633,000
   Furniture and equipment, net                            59,000        56,000
   Capitalized software, net                              304,000       291,000
        Other assets                                       97,000        98,000
   Gamma Knife venture assets:
        Gamma Knife                                     2,244,000     2,348,000
        Progress Payment- Gamma Knife                   1,160,000     1,160,000
        Costs incurred in connection with
        leasehold interest                                682,000       661,000
        Deposits                                           65,000        65,000
        Cash held in escrow                                68,000        27,000

        TOTAL                                         $ 6,930,000   $ 7,339,000
                                                      -----------   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts Payable                                   $   985,000   $ 1,337,000
   Loans Payable- Officer                                    --          20,000
   Notes Payable - Other                                  100,000       100,000
   Accrued cost to complete contracts                      25,000        25,000
   Loan Payable - Gamma Knife - current portion            55,000        55,000
   Obligation under capital lease - current portion       525,000       512,000
   Equipment                                                5,000         5,000
                                                      -----------   -----------
   Total current liabilities                            1,695,000     2,054,000
   Obligation under capital lease:
   Gamma Knife                                          1,590,000     1,724,000
   Equipment                                                8,000         9,000
   Loan Payable Gamma Knife                             1,105,000     1,105,000
   Minority interest                                       18,000        18,000
   Common Stock - par value $.01: 500,000
   shares issued with put option                          500,000       500,000
   Stockholders' equity:
   Common stock - $.01 par value -
        25,000,000 shares authorized;
        6,447,828 issued and outstanding
        in 1996 and 1995                              $    65,000   $    65,000

   Additional paid-in capital                           3,082,000     3,082,000
   (Deficit)                                           (1,133,000)   (1,218,000)
                                                      -----------   -----------
        Total stockholders' equity                    $ 2,014,000   $ 1,929,000
                                                      -----------   -----------

        TOTAL                                         $ 6,930,000   $ 7,339,000
                                                      ===========   ===========

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended
                                                March 31, 1996
                                              ------------------
                                              1996          1995
                                              ----          ----

Revenue:
  Software Systems                        $  490,000       222,000
  Maintenance                                307,000       218,000
  Claims Processing                          167,000          --
  Patient Revenue                            314,000       408,000
                                          ----------    ----------
    Total revenue                          1,278,000       848,000

Expenses:
  Software Systems                           384,000       222,000
  Maintenance                                211,000       110,000
  Claims Processing Expense                  102,000          --
  Patient Expenses                           181,000       201,000
  Selling, General, Administrative           187,000       171,000
  Interest Expense                           128,000        98,000
                                          ----------    ----------
    Total expense                          1,193,000       802,000

Income (loss) before minority interest    $   85,000    $   46,000

Minority Interest                                --        (22,000)

Net Income (loss)                         $   85,000    $   24,000
                                          ----------    ----------

Net Income (loss) per share               $      .01          --
                                          ----------    ----------

Weighted Average Shares Outstanding        6,447,828     6,447,828
                                          ==========    ==========







   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1996         1995
                                                             ----         ----

Revenue:
  Net Income                                              $  85,000      24,000
  Adjustments to reconcile net income to net cash
  provided by operating and activities:
  Depreciation and amortization                             156,000     149,000
  Minority interest in net income of consolidated
  subsidiary                                                             22,000
  Changes in operating assets and liabilities:
  (Increase)decrease in accounts receivable-net             299,000    (108,000)
  Decrease in unbilled accounts receivable                   50,000       2,000
  Decrease in contract installments receivable                            4,000
  Decrease in inventory                                       4,000       3,000
  (Increase)decrease in other assets                        (65,000)     12,000
  (Decrease) in accounts payable, accrued
     expenses and accrued costs to complete contracts      (352,000)    (74,000)
                                                          ---------   ---------
     Net cash provided by operating activities              177,000      34,000

Cash flows from investing activities :
     Furniture and equipment purchases                       (9,000)     (6,000)
     Software development costs                             (50,000)       --
     Costs incurred with leasehold improvements             (30,000)
     Deposits on Gamma Knife                                   --       (34,000)
                                                          ---------   ---------
       Net cash (used in) investing activities              (89,000)    (40,000)
Cash flows from financing activities:
     Payment of lease obligations                          (122,000)
     Payment of loan to officer                             (20,000)   (106,000)
                                                          ---------   ---------
          Net cash (used in) financing activities          (142,000)   (106,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (54,000)   (112,000)

Cash and cash equivalents - beginning of period             198,000     153,000
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 144,000   $  41,000
                                                          =========   =========

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Preparation

     The accompanying financial statements at March 31, 1996, for the three months ended March 31, 1996 and 1995, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date appearing in the Company's Annual report on Form 10-K.

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

                           GHS, INC. AND SUBSIDIARIES
                            MANAGEMENT DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


First Fiscal Quarter 1996 Compared to First Fiscal Quarter 1995
Results of Operations

     Total revenues increased 51% to $1,278,000 for the quarter ended March 31, 1996 as compared to $848,000 for the same period in 1995. System sales from Global Health Systems increased 120% from a year ago. Sales were the result on the contract with the Chicago Department of Health (CDOH) and additional sales to customers already using the system. Maintenance revenue increased 41% to $307,000 from $218,000 for the same period, one year ago. The increase is from the growth of the Company's facilities management services. These services provide the customer with on site, hands on management of the Global Health Information System (GHiS). In the second half of 1995 the Company began using the GHiS to process claims for municipalities. The Company had $167,000 of revenue from this segment in the first quarter. U.S. Neurosurgical (USN) which manages stereotactic radiosurgery centers had a decrease of 23% in revenue as compared to 1995. Revenue was $314,000 down from 408,000 in 1995. USN opened its first Gamma Knife facility in the third quarter of 1994 at the Research Medical Center in Kansas City, Missouri.

     Total expenses increased 49% to $1,193,000 from $802,000 for the same period in 1995. System costs increased 73% to $384,000 from $222,000 a year earlier. The increase in costs was due to a large hardware purchase related to the CDOH contract. Maintenance costs increased 92% to $211,000 from $110,000 a year earlier. This was due to increased travel costs. Patient expenses declined 10% to $181,000 from $201,000 in the first quarter of 1995. Selling, general administrative expenses increased 10% from a year earlier. Interest expense increased to $128,000 from $98,000 a year earlier. This increase was due to progress payments that USN has made for its second Gamma Knife, which will be located in New York and is scheduled to open later this year. As a result of the foregoing the Company had a net income of 85,000 for the period ended March 31,1996.

Liquidity and Capital Resources

     For the three months ended March 31, 1996 net cash provided by operating activities was $177,000 as compared to $34,000 in 1995. Depreciation and amortization expense was $156,000 as compared to $149,000 for the same period in 1995. Depreciation of the Gamma Knife as well as amortization of capitalized software are the major components of this expense. Accounts receivable decreased $299,000 from December 31, 1995.

     The Company had net cash used in investing activities of $89,000 as compared to $40,000 a year earlier. The Company capitalized $50,000 of software development in the first quarter. Net cash used in financing activities of $122,000 was used to make payments on lease obligations related to the Gamma Knife.

     For the period ended March 31,1996, the company had a decrease of cash and cash equivalents of $54,000 as compared to $112,000 in 1995. The Company has a limited line of credit to meet its working capital needs. USN's current lease is a five year capital lease which has as annual payment of $805,000.

PART II
                                OTHER INFORMATION
                           GHS, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          (a)  None

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GHS, INC.




Date       May 10, 1996                    By /s/ Alan Gold
     --------------------------            -----------------------------------
                                              Alan Gold
                                              Director and President
                                              Chief Executive Officer