Form 10-Q
period 1996-06-30
GHS INC
filed 1996-08-21
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission file number
June 30, 1996                                                     0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                            52-1373960
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

                  YES |X|                      NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at August 10, 1996
          -----                                  ------------------------------
Common Stock, $.01 par value                            6,447,828 Shares

                                     PART I
                              FINANCIAL INFORMATION

                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      June 30,      December 31,
                                                        1996            1995
                                                        ----            ----
Current assets:
  Cash                                               $    57,000    $   198,000
  Accounts receivable, net                             1,479,000      1,451,000
  Unbilled accounts receivable                           187,000        576,000
  Current contract installments receivable               165,000         15,000
  Inventory                                                8,000         12,000
  Refundable deposits                                    290,000        290,000
  Other current assets                                    94,000         71,000
                                                     -----------    -----------
    Total current assets                             $ 2,280,000    $ 2,633,000
  Furniture and equipment, net                            54,000         56,000
  Capitalized software, net                              263,000        291,000
    Other assets                                         126,000         98,000
  Gamma Knife venture assets:
    Gamma Knife                                        2,140,000      2,348,000
    Progress Payment- Gamma Knife                      1,160,000      1,160,000
    Costs incurred in connection with
      leasehold interest                                 673,000        661,000
    Deposits                                              65,000         65,000
    Cash held in escrow                                   82,000         27,000

    TOTAL                                            $ 6,843,000    $ 7,339,000
                                                     -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                   $ 1,068,000    $ 1,337,000
  Loans Payable - Officer                                   --           20,000
  Notes Payable - Other                                  100,000        100,000
  Loan Payable - Gamma Knife - current portion            55,000         55,000
  Accrued cost to complete contracts                      95,000         25,000
  Obligation under capital lease - current portion       551,000        512,000
  Equipment                                                5,000          5,000
                                                     -----------    -----------
  Total current liabilities                            1,874,000      2,054,000

  Obligation under capital lease:
  Gamma Knife                                          1,439,000      1,724,000
  Equipment                                                7,000          9,000
  Loan Payable Gamma Knife                             1,105,000      1,105,000
  Minority Interest                                       20,000         18,000
  Common Stock - par value $.01: 500,000
    shares issued with put option                        500,000        500,000

Stockholders' equity:
  Common stock - $.01 par value -
    10,000,000 shares authorized;
    6,447,828 issued and outstanding
    in 1996 and 1995                                 $    65,000    $    65,000
  Additional paid-in capital                           3,082,000      3,082,000
  (Deficit)                                           (1,249,000)    (1,218,000)
                                                     -----------    -----------
    Total stockholders' equity                       $ 1,898,000    $ 1,929,000
                                                     -----------    -----------
  TOTAL                                              $ 6,843,000    $ 7,339,000
                                                     ===========    ===========


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                          June 30, 1996
                                                          -------------
                                                      1996              1995
                                                      ----              ----
Revenue:
  Software Systems                                     209,000           757,000
  Maintenance                                          345,000           273,000
  Claims Processing                                    126,000              --
  Patient Revenue                                      399,000           244,000
                                                   -----------       -----------
    Total revenue                                    1,079,000         1,274,000

Expenses:
  Software Systems                                     350,000           558,000
  Maintenance                                          235,000           125,000
  Patient Expenses                                     238,000           243,000
  Claims Processing Expense                             75,000              --
  Selling, General, Administrative                     177,000           191,000
  Interest Expense                                     118,000           147,000
                                                   -----------       -----------
    Total                                            1,193,000         1,264,000

Income before minority interest                    $  (114,000)      $    10,000

Minority Interest                                       (2,000)           26,000
                                                   -----------       -----------

Net Income                                            (116,000)      $    36,000
                                                   ===========       ===========
Income (loss) per share                            $      (.02)      $      --
                                                   ===========       ===========

Weighted average shares outstanding                  6,447,828         6,447,828
                                                   ===========       ===========


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Six Months Ended
                                                          June 30, 1996
                                                          -------------
                                                      1996              1995
                                                      ----              ----
Revenue:
  Software Systems                                 $   699,000       $   979,000
  Maintenance                                          652,000           491,000
  Claims Processing                                    293,000              --
  Patient Revenue                                      713,000           652,000
                                                   -----------       -----------
    Total revenue                                    2,357,000         2,122,000

Expenses:
  Software Systems                                     734,000           780,000
  Maintenance                                          446,000           235,000
  Patient Expenses                                     419,000           444,000
  Claims Processing Expense                            177,000              --
  Selling, General, Administrative                     364,000           362,000
  Interest Expense                                     240,000           245,000
                                                   -----------       -----------
    Total                                            2,386,000         2,066,000

Income before minority interest                    $   (29,000)      $    56,000

Minority Interest                                       (2,000)            4,000
                                                   -----------       -----------

Net Income                                             (31,000)      $    60,000
                                                   ===========       ===========
Income per share                                   $      --         $       .01
                                                   ===========       ===========

Weighted average shares outstanding                  6,447,828         6,447,828
                                                   ===========       ===========


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                         June 30, 1996
                                                                         -------------
                                                                       1996         1995
                                                                       ----         ----
Cash flows from operating activities:
  Net income (loss)                                                 $ (31,000)   $  60,000
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                   316,000      299,000
      Minority Interest in net gain of consolidated
        subsidiary                                                      2,000
        Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable - net            (28,000)    (370,000)
          (Increase) decrease in unbilled accounts receivable         389,000     (348,000)
          (Increase) decrease in inventory                              4,000        3,000
          (Increase) decrease in contract installments receivable    (150,000)      34,000
          (Increase) decrease in other assets                         (59,000)     (60,000)
          (Increase) decrease in accounts payable, accrued
            expenses and accrued costs to complete contracts         (198,000)     378,000
                                                                    ---------    ---------
            Net cash provided by (used in) operating activities       245,000       (4,000)

Cash flows from investing activities :
  Software Development Costs                                          (50,000)        --
  Furniture and Equipment Purchases                                   (10,000)     (15,000)
  Investment in Joint Venture                                         (30,000)        --
  Deposit on Gamma Knife                                                 --        (55,000)
  Cost Incurred with Leasehold improvements                           (30,000)        --
                                                                    ---------    ---------
            Net cash provided by (used in) investing activities      (120,000)     (70,000)

Cash flows from financing activities:
  Payment of lease obligations                                       (246,000)    (212,000)
  Proceeds of notes payable                                              --        167,000
  Payment of loan to officer                                          (20,000)        --
                                                                    ---------    ---------
            Net cash (used in) financing activities                  (266,000)     (45,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (141,000)    (119,000)

Cash and cash equivalents - beginning of period                       198,000      153,000
                                                                                 ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $  57,000    $  34,000
                                                                    =========    =========


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

     The accompanying financial statements at June 30, 1996, for the three months ended June 30, 1996 and 1995, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date appearing in the Company's Annual report on Form 10-K.

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

                           GHS, INC. AND SUBSIDIARIES
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Second Fiscal Quarter 1996 Compared to Second Fiscal Quarter 1995
Results of Operations

     Total revenues decreased 15% to $1,079,000 for the quarter ended June 30, 1996 as compared to $1,274,000 for the same period in 1995. System sales from Global Health Systems decreased 72% from a year ago. Declining sales were the result of a slower than anticipated project completion and a slow sales cycle usually associated with municipalities. Maintenance revenue increased by 26% to $345,000 from $273,000 a year earlier. This increase is from the growth of the company's facilities management services. In the second half of 1995, the company began using the Global Health Information System (GHiS) to process claims for municipalities. The company had $126,000 of revenue from this segment in the second quarter. U.S. Neurosurgical (USN) which manages stereotactic radiosurgery centers had a 64% increase in revenue for the second quarter.

     For the six months ended June 30, 1996 revenues increased 11% to $2,357,000 from $2,122,000 a year earlier. System sales declined to $699,000 from $979,000 for the same period a year earlier. Maintenance revenue increased to $652,000 from $491,000 in 1995. Revenue from USN increased to $713,000 from $652,000 in 1995.

     Total expenses decreased 6% to $1,193,000 from $1,264,000 for the three months ended June 30,1995. System costs declined to $350,000 from $558,000 for the same period a year earlier. This was due to a decrease in hardware sales. Maintenance costs increased to $235,000 from $125,000 a year earlier. This was due to increased travel costs. Patient expenses declined to $238,000 from $243,000 a year earlier. Interest expense decreased to $118,000 from $147,000 in 1995. The company continues to make progress payments for its second Gamma Knife, which will be located in New York and is scheduled to open in 1997. As a result of the foregoing, the company had a net loss of $116,000 for the three months ended June 30, 1996. For the six months ended June 30,1996, the company had a net loss of $31,000.

Liquidity and Capital Resources

     For the six months ended June 30,1996 net cash provided by operating activities was $245,000 as compared to net cash used of 4,000 in 1995. Depreciation and amortization expense was $316,000 as compared to $299,000 in 1995. Depreciation of the

Gamma Knife as well of amortization of capitalized software are the major components of this expense. Unbilled accounts receivable decreased $389,000 from December 31, 1995.

     The company had net cash used in investing activities of $120,000 as compared to $70,000 a year earlier. The company capitalized $50,000 of software development.

     The company had net cash used in financing activities of $266,000 as compared to $45,000 in 1995. The company continues to make payments on lease obligations related to the Gamma Knife.

     For the period ended June 30, 1996 the company had a decrease of cash and cash equivalents of $141,000 as compared to $119,000 in 1995. USN's current lease is a five year capital lease which has an annual payment of $805,000.

PART II
                                OTHER INFORMATION
                           GHS, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

        (a)  None

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GHS, INC.




Date       August 21, 1996             By /s/ Alan Gold
      --------------------------          -------------------------------
                                          Alan Gold
                                          Director and President
                                          Chief Executive Officer