Form 10-Q
period 1996-09-30
GHS INC
filed 1996-11-13
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                             Commission file number
September 30, 1996                                   0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                   52-1373960
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   identification No.)

             1350 Piccard Drive Suite 360, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (301) 417-9808

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

                  YES  X                                NO
                      ---                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at November 10, 1996
            -----                      ---------------------------------
Common Stock, $.01 par value                 6,447,828 Shares

                                     PART I
                              FINANCIAL INFORMATION

                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS         September 30,   December 31,
                                                          1996           1995
                                                          ----           ----
Current assets:
     Cash                                             $   224,000   $   198,000
     Accounts receivable, net                           1,340,000     1,451,000
     Unbilled accounts receivable                         143,000       576,000
     Current contract installments receivable             165,000        15,000
     Inventory                                              8,000        12,000
     Refundable deposits                                     --         290,000
     Other current assets                                  45,000        71,000
                                                      -----------   -----------
         Total current assets                         $ 1,925,000   $ 2,633,000
     Furniture and equipment, net                          79,000        56,000
     Capitalized software, net                            221,000       291,000
     Other assets                                         351,000        98,000
     Gamma Knife venture assets:
         Gamma Knife                                    2,037,000     2,348,000
         Progress Payment- Gamma Knife                  1,160,000     1,160,000
         Costs incurred in connection with
         leasehold interest                               691,000       661,000
         Deposits                                          65,000        65,000
         Cash held in escrow                               82,000        27,000
         TOTAL                                        $ 6,611,000   $ 7,339,000
                                                      ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts Payable                                 $ 1,018,000   $ 1,337,000
     Loans Payable- Officer                                  --          20,000
     Notes Payable - Other                                   --         100,000
     Loan Payable - Gamma Knife - current portion          55,000        55,000
     Accrued cost to complete contracts                    25,000        25,000
     Obligation under capital lease
       - current portion                                  564,000       512,000
     Equipment                                              4,000         5,000
                                                      -----------   -----------
     Total current liabilities                        $ 1,666,000   $ 2,054,000
     Obligation under capital lease:
     Gamma Knife                                        1,295,000     1,724,000
     Equipment                                              6,000         9,000
     Loan Payable Gamma Knife                           1,105,000     1,105,000
     Minority Interest                                     16,000        18,000
     Common Stock - par value $.01: 500,000
     shares issued with put option                        500,000       500,000
Stockholders' equity:
     Common stock - $.01 par value -
         10,000,000 shares authorized;
         6,447,828 issued and outstanding
         in 1996 and 1995                             $    65,000   $    65,000
     Additional paid-in capital                         3,082,000     3,082,000
     (Deficit)                                         (1,124,000)   (1,218,000)
                                                      -----------   -----------
         Total stockholders' equity                   $ 2,023,000   $ 1,929,000
                                                      -----------   -----------
     TOTAL                                            $ 6,611,000   $ 7,339,000
                                                      ===========   ===========

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                          September 30, 1996
                                                         --------------------
                                                         1996            1995
                                                         ----            ----
Revenue:
     Patient Revenue                                 $  343,000     $   254,000
     Software Systems                                   235,000         296,000
     Maintenance/Facilities Management                  298,000         309,000
     Claims Processing                                  198,000            --
     Other Income                                       146,000            --
                                                     ----------     -----------
         Total revenue                               $1,120,000     $   859,000
     Income from joint venture                          100,000            --
                                                     ----------     -----------
         Total                                       $1,220,000     $   859,000
Expenses:
     Patient Expenses                                $  204,000     $   173,000
     Software Systems                                   251,000         267,000
     Maintenance/Facilities Management                  231,000         199,000
     Claims Processing                                   58,000            --
     Selling, General, Administrative                   177,000         168,000
     Interest Expense                                   178,000         134,000
                                                     ----------     -----------
         Total expense                               $1,099,000     $   941,000

Income (loss) before minority interest               $  121,000     $   (82,000)
Minority Interest in Net Loss                             4,000          28,000
                                                     ----------     -----------
Income (loss)                                        $  125,000     $   (54,000)
                                                     ==========     ===========
Income (loss) per share                              $      .02     $      (.01)
                                                     ==========     ===========
Weighted average shares outstanding                   6,447,828       6,447,828
                                                     ==========     ===========

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                         1996            1995
                                                         ----            ----
Revenue:
     Patient Revenue                                 $1,056,000     $   906,000
     Software Systems                                   934,000       1,275,000
     Maintenance/Facilities Management                  950,000         800,000
     Claims Processing                                  491,000            --
     Other Income                                       146,000            --
                                                     ----------     -----------
         Total revenue                               $3,477,000     $ 2,981,000
     Income from joint venture                          100,000            --
                                                     ----------     -----------
         Total                                       $3,577,000     $ 2,981,000
Expenses:
     Patient Expenses                                $  623,000     $   617,000
     Software Systems                                   985,000       1,047,000
     Maintenance/Facilities Management                  677,000         434,000
     Claims Processing Expense                          241,000            --
     Selling, General, Administrative                   541,000         530,000
     Interest Expense                                   418,000         379,000
                                                     ----------     -----------
         Total expense                               $3,485,000     $ 3,007,000

Income (loss) before minority interest               $   92,000     $   (26,000)
Minority Interest                                         2,000          32,000
                                                     ----------     -----------
Income (loss)                                        $   94,000     $     6,000
                                                     ==========     ===========
Income (loss) per share                              $      .01     $      --
                                                     ==========     ===========
Weighted average shares outstanding                   6,447,828       6,447,828
                                                     ==========     ===========

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                           September 30
                                                                           ------------
                                                                         1996        1995
                                                                         ----        ----
Cash flows from operating activities:
  Net income (loss)                                                   $  94,000   $   6,000
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
      Minority interest in net gain (loss) of
        consolidated subsidiaries                                         2,000     (32,000)
      Depreciation and amortization                                     470,000     450,000
      Income in joint venture                                          (100,000)       --
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable - net                  111,000    (374,000)
      (Increase) decrease in unbilled accounts receivable               433,000    (343,000)
      (Increase) decrease in inventory                                    4,000        --
      (Increase) decrease in contract installments receivable          (150,000)     34,000
      (Increase) decrease in other current assets                        26,000     (17,000)
      Increase (decrease) in other assets                                53,000     (52,000)
      Increase (decrease) in accounts payable, accrued
        expenses and accrued costs to complete contracts               (319,000)    467,000
                                                                      ---------   ---------
        Net cash provided by (used in) operating activities           $ 624,000   $ 139,000
                                                                      ---------   ---------
Cash flows from investing activities:
  Software Development Costs                                          $ (50,000)  $ (50,000)
  Equipment Purchases                                                   (32,000)    (23,000)
  Investment in Joint Venture                                          (155,000)       --
  Return of Deposit on Gamma Knife                                      190,000        --
  Cost Incurred with Leasehold improvements                             (50,000)       --
                                                                      ---------   ---------
Net cash provided by (used in) investing activities                   $ (97,000)  $ (73,000)
                                                                      ---------   ---------
Cash flows from financing activities:
  Payment of lease obligations                                         (381,000)   (327,000)
  Proceeds of notes payable                                                --       100,000
  Payment of notes payable                                             (100,000)       --
  Loan from officers                                                       --        20,000
  Payment of loan to officer                                            (20,000)       --
                                                                      ---------   ---------
       Net cash (used in) financing activities                        $(501,000)  $(207,000)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       26,000    (141,000)
Cash and cash equivalents - beginning of period                         198,000     153,000
                                                                      ---------   ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $ 224,000   $  12,000
                                                                      ---------   ---------

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

     The accompanying financial statements at September 30, 1996, for the three months ended September 30, 1996 and 1995, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date appearing in the Company's Annual report on Form 10-K.

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

                           GHS, INC. AND SUBSIDIARIES
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Third Fiscal Quarter 1996 Compared to Third Fiscal Quarter 1995

Results of Operations

Total revenues increased 42% to $1,220,000 from $859,000 for the same period in 1995. System sales from Global Health Systems decreased to $235,000 from $296,000 a year earlier. This decrease was due to longer than expected contract negotiations with public municipalities. Maintenance revenue declined 4% to $298,000 from $309,000 a year earlier. In the second half of 1995, the Company began using the Global Health Information System, (GHiS) to process claims for municipalities. In the quarter ended September 30, 1996 the Company generated $198,000 in revenues from this segment. U.S. NeuroSurgical (USN) which develops and manages stereotactic radiosurgery centers had a 35% increase in revenue for the third quarter.

For the nine months ended September 30, 1996 revenues increased 20% to $3,577,000 from $2,981,000. System sales declined 27% to $934,000 from
$1,275,000 for the same period in 1995. Maintenance revenue increased to $950,000 from $800,000 a year earlier, as a result of the growth of the Company's facilities maintenance services. Revenue from USN increased to $1,056,00 from $906,000 for the same period in 1995.

Total expenses increased 17% to $1,099,000 from $941,000 for the three months ended September 30, 1996. System costs declined to $251,000 from $267,000 for the same period in 1995. Maintenance costs increased 15% to $231,000 from $199,000 for the same period in 1995. Patient expenses increased to $204,000 from $173,000 a year earlier. Interest expenses rose to $178,000 from $134,000 in 1995. The company continues to make progress payments for its second Gamma Knife, which will be located in New York and is scheduled to open in 1997. For the nine months ended September 30, 1996 the Company had total expense of $3,485,000 versus $3,007,000 in 1995. Maintenance/facilitates management expense increased 56% to $677,000 from $434,000 in 1995. As a result of increased travel costs. For the quarter ended September 30, the Company had net income of $125,000, as compared to a loss of $54,000 for the same period in 1995. For the nine months ended September 30, 1996 the Company had net income of $94,000 as compared to $6,000 in 1995.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, net cash provided by operating activities was $624,000 as compared to $139,000 for the same period in 1995. Depreciation and amortization expense of $470,000 was due to depreciation of the Gamma Knife, as well as amortization of capitalized software. Billed accounts receivable decreased by $111,000 and unbilled accounts receivable decreased by $433,000 from December 31, 1995. There was an decrease of $319,000 in accounts payable and accrued expenses.

The Company had net cash used in investing activities of $97,000 as compared to $73,000 for the same period in 1995. Net cash used in financing activities was $501,000 as compared to $207,000 for the same period a year earlier. The Company repaid its line of credit in full.

For the period ended September 30, 1996, the Company had a increase of cash and cash equivalents of $26,000 as compared to a decrease of $141,000 a year ago. USN's current lease is a five year capital lease which has an annual payment of $805,000.

PART II
                                OTHER INFORMATION
                           GHS, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K
    (a) None
    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GHS, INC.


Date November 12,1996               By /s/ Alan Gold
     ---------------------             -------------------------
                                       Alan Gold
                                       Director and President
                                       Chief Executive Officer