Form 10-K
period 1996-12-31
GHS INC
filed 1997-04-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No.
   December 31, 1996                                        0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                          52-1373960
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

1350 Piccard Drive, Suite 360, Rockville, Maryland          20850
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

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $____________ on April 1, 1997, based upon the average of the bid and asked prices as reported on NASDAQ.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 14, 1997, was 6,947,828.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits (to this Annual Report on Form 10K for the Registrant's fiscal year ended December 31, 1996) are incorporated by reference as listed on the index of exhibits in Part IV, ITEM 14.

                                     Part I

ITEM 1. BUSINESS

GHS, Inc. (the Company) provides management services, computer systems, technology, and management to the health care industry. The Company provides these products and services primarily via its two operating subsidiaries, Global Health Systems, Inc. and U.S. NeuroSurgical, Inc.(R). In addition the Company is a minority partner in Florida Specialty Networks, Ltd. As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "GHS, Inc." means GHS, Inc. and its subsidiaries. The Company, a Delaware corporation, was formed in December 1984 under the name "Global Health Systems, Inc." GHS, Inc. was given its present name in October 1988, when it assigned substantially all of its assets and liabilities to its wholly-owned subsidiary, Global Health Systems, Inc., a Delaware corporation formed in September 1988 to continue the business of the Company. The Company's executive offices are located at 1350 Piccard Drive, Suite 360, Rockville, Maryland 20850, and its telephone number is
(301) 417-9808.

Recent Events

On March 10, 1997, GHS, Inc. and Health Management Systems, Inc. (HMS), announced that they entered into a definitive asset purchase agreement pursuant to which HMS will acquire substantially all of the assets of GHS' subsidiaries, Global Health Systems, Inc. and GHS Management Services. These subsidiaries provide computerized record-based processing systems and services for managed care, public health and ambulatory care facilities.

The purchase agreement calls for consideration to GHS by HMS of $2,100,000 in cash, subject to certain closing adjustments. The closing is subject to certain conditions, including the receipt of consents required for the assignment of certain contracts and official notice to GHS' shareholders pursuant to federal securities and state laws. Stockholders of GHS holding a majority of the outstanding shares of GHS common stock have consented to this sale to HMS. GHS will retain its subsidiary, US NeuroSurgical, Inc., a company that owns and operates Gamma Knife Centers, as well as its interest in Florida Specialty Networks, Ltd., a company that manages medical specialty networks. Upon the closing of the sale, HMS will employ each of GHS' current employees, including Mr. Alan Gold. Mr. Gold will also remain as the Chairman and President of GHS following the closing and run GHS's remaining operations.

Global Health Systems, Inc.

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

      Global provides annual maintenance contracts for software support and enhancements to maintain the integrity of the system after purchase. Under the facilities management approach, Global provides the services described above including claims processing and also employs one or more system managers who are responsible for operating and maintaining the system for the facility. Maintenance and facilities management contracts accounted for approximately 32% of the Company's revenues for the year ended December 31, 1996.

      Global provides management services to managed care organizations and public health agencies. These services are an expansion of Global's facilities management approach. Services are offered for a fixed price, a percentage of capitation or revenues, a rate per member per month, or a rate per system user.

Product Development

      Changing client needs as well as technological changes in hardware necessitate constant software enhancement and/or expansion. In addition, government regulatory changes such as reimbursement schemes require the development of new software modules to support shifting needs of existing clients and new clients. For example, under a managed care scenario it is necessary to track costs, financial exposure, and utilization review. Product development projects have been undertaken primarily in response to specific client requests and to satisfy needs of Global's management services clients. In the fiscal years ended December 31, 1996, 1995, and 1994 the Company expended approximately $231,000, $320,000, and $124,000, respectively, for research, development, and enhancement of computer software systems.

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

Backlog

      As of December 31, 1996, Global's backlog was approximately $1,740,000 as compared to approximately $1,320,000 as of December 31, 1995. These backlog figures represent services deliverable under maintenance contracts. Maintenance contracts generally end at various times during the year, and are expected to be renewed for additional one year periods. Facilities management and management services contracts generally extend for a period of five years.

Florida Specialty Networks

      The Company has installed the GHiS in Florida as part of a joint venture with Florida Specialty Networks (FSN). FSN is a managed care organization in the business of providing capitated medical specialty and subspecialty services to HMO patients. FSN processes claims for more than 3,000,000 patients of multiple HMOs, for 25 medical specialties. The Network version of the GHiS provides FSN the ability to segregate financial accounts by patient, by network, by HMO, while simultaneously creating a fully integrated on-line patient record of all data to facilitate Utilization Management and Quality Assurance. GHS has a 20% ownership of FSN. In 1996, GHS received $146,000 from FSN.

      FSN's business expanded in 1996 with new networks and contracts with a national managed care organization. Under these contracts, FSN develops specialty networks in cities where the organization has large enrollment. During 1996, FSN developed networks for this agreement in New York, New Jersey, Tennessee and Oklahoma.

U. S. NeuroSurgical, Inc.

      US NeuroSurgical, Inc.(R) (USN) of which the Company owns 100%, was organized in July, 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a "cost per treatment" basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. USN seeks cooperative ventures with these facilities. USN believes that, as of December 31, 1996, there were approximately thirty Gamma Knife treatment centers in the United States.

      In July 1993, USN purchased its first Leksell Gamma Knife from Elekta Instruments, Inc. (Elekta), for the purpose of installing it at the Research Medical Center (RMC) in Kansas City, Missouri. USN paid approximately $3,000,000 for the Gamma Knife. In September 1993, USN entered into a lease/purchase agreement with Financing for Science International, Inc. (FSI), a medical equipment leasing company, to finance the Gamma Knife purchase. FSI was acquired by FINOVA Capital Corporation in 1996 and they presently hold the lease.

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

      USN plans to open a second treatment center on the campus of New York University (NYU) Medical Center in New York, New York. The Company has secured a lease purchase agreement with DVI Financial Services, Inc.. In September 1996, DVI made a progress payment in the amount of $1,160,000 to Elekta and refunded the

$290,000 to USN that was made as a deposit. As a result, USN is currently paying interest only on $2,610,000. The Certificate of Need (CON) has been obtained from New York State allowing construction and operation of the Gamma Knife Center. The Company expects that the Center will open in the spring of 1997. The agreement with DVI provides for a $2,900,000 lease for the Gamma Knife and up to $900,000 in construction financing. In November 1996, DVI placed $825,000 in an escrow account to cover the estimated costs of completing the NYU Center. Of the $825,000, $300,000 is a three year term loan to USN and $525,000 was advanced as an accounts receivables credit line.

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

Gamma Knife Financing

      The Company secured financing from FSI for the first Gamma Knife installation at the RMC site, and obtained a lease commitment from DVI Financial Services for its second Gamma Knife installation planned for New York. The Gamma Knife is an expensive piece of equipment presently costing approximately $3,000,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. The Company believes that it will continue to be successful in obtaining financing but can give no absolute assurance that it will.

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

Employees

      GHS, Inc. has twenty-one full-time employees and five part-time employees. Of these employees, two are engaged in sales and marketing, eighteen in technical and functional site support and/or development, four in administration and office support, one in site development, and one is a medical director. Upon the closing of the sale with HMS, all employees will be retained by HMS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                         PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock trades in the over-the-counter market, NASDAQ symbol GHSI. The range of high and low bid quotations as reported by NASDAQ System for the two years ended December 31, 1996 are set forth below.

      Period                            High Bid           Low Bid
      ------                            --------           -------

January 1 - March 31, 1995                1.00                .75

April 1 - June 30, 1995                    .75                .75

July 1 - September 30, 1995                .75                .75

October 1 - December 31, 1995              .625               .375

      Period                            High Bid           Low Bid
      ------                            --------           -------

January 1 - March 31, 1996                $.625              $.50

April 1 - June 30, 1996                    .625               .31

July 1 - September 30, 1996                .75                .375

October 1 - December 31, 1996              .56                .125

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 31, 1997, there were approximately 113 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1992 through 1996. The latest financial statements of the Company are included in
Item 14 in Part IV of this
report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                                              Year Ended
                                                             December 31,
                                  ----------------------------------------------------------------------

                                         1996           1995           1994           1993          1992

Statement of
Operations Data:

Revenue                           $ 4,232,000    $ 4,445,000    $ 2,335,000    $ 2,493,000   $ 2,062,000
Net income (loss)                     168,000       (176,000)      (666,000)        53,000        60,000

Net income (loss)
per share                                 .02           (.03)          (.10)           .01           .01

Weighted Average
Common Shares                       6,947,828      6,947,828      6,935,016      5,817,677     5,185,328
Outstanding

                                                                  As at
                                                              December 31,
                                  ----------------------------------------------------------------------

                                         1996           1995           1994           1993          1992
Balance Sheet
Data:

  Working Capital                ($   824,000)       579,000        883,000      1,861,000   $ 1,105,000
  Total Assets                      8,635,000      7,339,000      5,885,000      6,991,000   $ 2,012,000
  Long term debt                    3,944,000      2,838,000      2,236,000      2,694,000            --
  Common Stock issued
  with put option                     500,000        500,000        500,000        500,000            --
Total Stock-
  holders equity                  $ 2,097,000      1,929,000      2,105,000      2,748,000   $ 1,456,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

1996 Compared to 1995

Total revenues declined 5% in 1996 to $4,232,000 from $4,445,000 in 1995. New systems sales decreased 50% to $884,000 from $1,777,000 in 1995. The decrease was attributable to lower hardware sales as the Company focused on services as compared to turnkey systems sales. Maintenance revenue increased 27% to $1,370,000 from $1,083,000 in 1995. This increase was attributable to the Company's success in selling facilities management to clients to expand the capability of the GHiS at their facilities. Claims processing increased by 74% to $526,000. Revenues of the Company's other subsidiary, US NeuroSurgical, Inc.
(USN), grew 13% to $1,452,000 from $1,283,000 in 1995. The revenue growth reflects the increased acceptance of the Center and the community.

Total expenses increased 5% to $4,361,000 from $4,140,000 1995. Systems costs dropped to $1,047,000 from $1,651,000 a year earlier. This decrease was a result of lower hardware purchases in 1996. Maintenance expense increased to $942,000 from $583,000 in 1995. This increase was caused by higher than anticipated expenses associated with the start up of new services for clients. Selling, general and administrative expenses increased by 57% to $1,571,000 from $999,000 a year earlier. The increase was caused by higher insurance costs related to USN and increased reserves for doubtful Global Health Systems, Inc. accounts receivable. Patient expenses associated with the operation of the Kansas City Center were $574,000 for the year, down from $751,000 in the prior year. The Company had interest expense of $309,000 in 1996 compared to $504,000 in 1995. An additional $249,000 of 1996 interest costs attributable to the NYU construction costs were capitalized. The company realized a deferred tax benefit from the pending HMS sale of $463,000 in 1996. The effect of the capitalized interest costs and deferred tax benefit was net income of $168,000 in 1996 against a $176,000 net loss in 1995.

1995 Compared to 1994

Total revenues increased 89% in 1995 to $4,445,000 from $2,335,000 in 1994. New systems sales increased 39% to $1,777,000 from $1,282,000 in 1994. The increase was attributable to a new contract with the Chicago Department of Health (CDOH) to set up and manage public health information systems for the city. Maintenance revenue increased 61% to $1,083,000 from $672,000 in 1994. This also was attributable to the contract with CDOH. The company continues to focus on using facilities management to expand the capability of the GHiS for its clients. The Company's other subsidiary, US NeuroSurgical, Inc. (USN) had its first full year of revenue from its center at the Research Medical Center in Kansas City, Missouri. There were revenues of $1,283,000 in 1995 from USN.

      Total expenses increased 47% to $4,140,000 from $2,801,000 in 1994. System costs increased to $1,651,000 from $847,000 a year earlier. This increase was caused by the large hardware order for CDOH. Maintenance expense increased to $583,000 from $487,000 in 1994. This increase is not significant when it is compared to the revenue increase in this area. Selling, general and administrative expense declined 14% to $999,000 from $1,161,000 a year earlier. The decrease is attributable to cost control measures implemented on travel, office expenses and some salary reductions. The higher revenues were achieved without any additions to administrative staff. Patient expenses associated with the operation of the Kansas City Center were $751,000 for the year. The Company had interest expense of $504,000 in 1995 compared to $308,000 in 1994. USN continued to pay down its lease in Kansas City and began interest payments on its second Gamma Knife. As a result of the increased interest payments the net loss was $176,000.

Liquidity and Capital Resources

      The Company had a working capital ratio of .6 in 1996, as compared to 1.3 in 1995. This was due to an increase in operating expenses and a decrease in gross profit on software systems. As of December 31, 1996, net cash provided by operating activities was $145,000, as compared to net cash provided of $438,000 in 1995.

Depreciation and amortization expense was $631,000 in 1996, as compared to $617,000 in 1995. Accounts receivable decreased by $307,000 in 1996 from 1995. Unbilled accounts receivable decreased $545,000 in 1996. The decreases reflect improved billing and collections efforts. In 1995 unbilled accounts receivable increased by $465,000 and billed accounts receivable increased by $251,000 from 1994.

      In 1996, net cash used in investing activities was $1,517,000. The Company made a $1,160,000 progress payment on its second Gamma Knife and received back the $290,000 deposit on the NYU Gamma Knife from DVI. In 1995, net cash used in investing activities was $1,243,000. The Company made a $1,160,000 progress payment on the NYU Gamma Knife.

      In 1996, net cash provided by financing activities was $1,333,000. The Company paid $522,000 towards the lease obligations on its Kansas City Gamma Knife and made a $1,160,000 progress payment for NYU. In addition, the Company paid $825,000 into an escrow account to fund NYU construction. The Company also is responsible for making interest payments on the progress payment on its second Gamma Knife.

      In 1995, net cash provided by financing activities was $850,000. In 1995, the Company paid $430,000 towards the Kansas City lease. The Company made a $1,160,000 progress payment for the NYU Gamma Knife.

      USN has a five year operating lease for Kansas City that began in September 1994. The annual payments are $805,000. The Company is making interest payments on progress payments for its NYU Gamma Knife and on the construction loan for NYU. The progress payments have been for $2,610,000 plus $825,000 in the construction escrow account. The interest rate is 10% annually.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

      Name                          Age                        Position
      ----                          ---                        --------

   Alan Gold                        52                      President & Chairman

   Jerry M. Brown, Ph.D.            58                      Director

   William F. Leimkuhler            45                      Director

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

      ITEM 11 EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 1995, for each executive officer of the Company:

                           Summary Compensation Table
                           --------------------------

                                Annual Compensation
Name and                        -------------------
Principal Position      Year        Salary($)
------------------      ----        ---------
Alan Gold,
President & Director    1996        $150,000
                        1995        $150,000
                        1994        $144,400

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Stock Option Plan

      Effective March 7, 1986, and as amended June 18, 1987, the Company adopted a 1986 Stock Option Plan (the "Plan") pursuant to which options to purchase up to 750,000 shares of the Company's Common Stock may be granted to directors, officers and other key employees of the Company. As of March 31, 1997, 360,000 options were outstanding under the Plan. The Plan is administered by the Board of Directors. The options may be either incentive stock options conforming to the provisions of Section 422A of the Internal Revenue Code, or non-qualified options. The purchase price for shares under each option, incentive or non-qualified, is determined by the Board but will not be less than 100% and 90%, respectively, of the fair market value of the Common Stock at the time the option is granted. If an employee at the time the option is proposed to be granted owns more than 10% of the voting stock of the Company, the option price for incentive options will not be less than 110% of the fair market value of the Common Stock on the date of grant and the option will continue in effect for not more than five years. No options may be granted under the Plan after 1996. The exercise price must be paid in full upon exercise of an option, in cash or in shares of Common Stock of the Company. Options are nontransferable except by will or by the laws of descent and distribution.

       Aggregate Unexercised Options & Option Values at December 31, 1995
       ------------------------------------------------------------------

                                                     Value of Unexercised In-The
                  Number of Unexercised Options      Money Options at December
                  at December 31, 1996 (#)           31, 1996 ($)
Name              Exercisable/Unexercisable          Exercisable/Unexercisable
----              -------------------------          -------------------------

Alan Gold                137,000 / 12,000              $34,250/3,000 (1)
                         ----------------

(1) Based on average of closing bid and asked prices of the Company's common stock on December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 23, 1997 certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                      Number of Shares
 Name and Address                       Beneficially          Percent of
of Beneficial Owner                      Owned (1)             Class
-------------------                      ---------             -----
Alan Gold (2)                            535,420                7.6%
1350 Piccard Drive
Rockville, MD  20850

William F. Leimkuhler                    --                      --
711 Fifth Avenue
New York, NY  10022

Jerry M. Brown, Ph.D.                     28,500                 0.4%

1205 Stratford Drive
Anderson, SC 29621

Stanley S. Shuman (3)                  1,071,250                15.4%
711 Fifth Avenue
New York, NY  10022

Allen & Company Incorporated (4)       2,022,000                28.6%
711 Fifth Avenue
New York, NY  10022

Research Medical Center                  500,000                 7.2%
2316 East Meyer Blvd.
Kansas City, MO 64132

Charles Elsner                           400,000                 5.8%
c/o The Forschner Group Inc.
151 Long Hill Crossroads
Shelton, CT 96484

All Directors and Officers               563,920                 8.0%
as a group (three persons) (2)

----------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2) Includes 420,500 shares held jointly by Mr. Gold and his wife, Ms. Susan Greenwald, as joint tenants with right of survivorship and 124,000 exercisable stock options.

(3) Includes 210,250 shares held in certain trusts for the benefit of Mr. Shuman's children, of which shares Mr. Shuman disclaims beneficial interest. Also includes warrants to purchase 20,000 shares of Common Stock beneficially owned by Mr. Shuman.

(4) In addition to those shares beneficially owned by Allen & Company, certain officers of Allen and their families, including Mr. Shuman, own 1,721,750 shares. Also includes warrants to purchase 120,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In September 1996 the Company exercised its option to purchase the 20% interest in USN owned by A Hyman Kirshenbaum, M.D. and Jerry Brown, Ph.D.. Pursuant to an agreement with Messieurs. Kirshenbaum and Brown, the number of GHS, Inc. shares to be issued to such individuals, as a result of the exercise of such options, is 33,200.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

                                                           Page No.
                                                           --------
   Financial Statements of the Company
      Report of Independent Auditors                          F-1
      Balance Sheet as of December 31, 1996 and 1995          F-2
      Statements of Operations for the years ended
           December 31, 1996, 1995, and 1994.                 F-3
      Statement of Changes in Stockholders' Equity
           for the period January 1, 1994 through
           December 31, 1996                                  F-4
      Statements of Cash Flows for the year ended
           December 31, 1996, 1995, and 1994.                 F-5
      Notes to Financial Statements                           F-6
      Report of Independent Auditors with respect
           to Supplementary Schedules                         S-1
      Valuation and Qualifying Accounts                       S-2

            All other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

 (b)  Reports on Form 8-K

            During the three months ended December 31, 1996, the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

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

            (p) Agreement dated November 26, 1996, between US NeuroSurgical, Inc. and New York University on behalf of New York University Medical Center.

            (q) Agreement dated August 1, 1996, between US NeuroSurgical, Inc. and DVI Financial Services, Inc.

            (r) Asset Purchase Agreement dated March 10, 1997 between Health Management Systems, Inc. and GHS, Inc..

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 08, 1996

                              GHS, Inc.
                              (Registrant)


                        By    /s/ Alan Gold
                          -------------------------------------------------
                              Alan Gold
                              President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 08, 1996          /s/ Alan Gold
                        ---------------------------------------------------
                              Alan Gold
                              President and Director
                              (Chief Executive, Financial Officer)


April 08, 1996          /s/ William F. Leimkuhler
                        ---------------------------------------------------
                              William F. Leimkuhler
                              Director


April 08, 1996          ___________________________________________________
                              Jerry M. Brown, Ph.D.
                              Director

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
GHS, Inc.
Rockville, Maryland

      We have audited the accompanying consolidated balance sheets of GHS, Inc. and subsidiaries as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of GHS, Inc. and subsidiaries at December 31, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

New York, New York
March 13, 1997

                           GHS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                               -------------------------
                         A S S E T S                                               1996         1995
                         -----------                                           -----------   -----------

Current assets:
   Cash and cash equivalents ................................................  $   159,000   $   198,000
   Accounts receivable (net of allowance for doubtful
     accounts of $164,000 in 1996 and $14,000 in 1995) ......................      994,000     1,451,000
   Unbilled accounts receivable .............................................       31,000       576,000
   Contract installments receivable .........................................                     15,000
   Inventory ................................................................                     12,000
   Refundable deposits ......................................................                    290,000
   Other current assets .....................................................       86,000        91,000
                                                                               -----------   -----------
          Total current assets ..............................................    1,270,000     2,633,000

Furniture and equipment .....................................................       77,000        56,000
Software development costs ..................................................      180,000       291,000
Other assets ................................................................      198,000        98,000
Deferred tax asset ..........................................................      463,000
Gamma Knife Venture assets:
   Gamma Knife ..............................................................    1,933,000     2,348,000
   Progress payments - Gamma Knife ..........................................    2,610,000     1,160,000
   Unamortized leasehold costs ..............................................      954,000       661,000
   Deposits .................................................................       43,000        65,000
   Cash held in escrow ......................................................      907,000        27,000
                                                                               -----------   -----------

          T O T A L .........................................................  $ 8,635,000   $ 7,339,000
                                                                               ===========   ===========

                    L I A B I L I T I E S
                    ---------------------

Current liabilities:
   Accounts payable and accrued expenses ....................................  $   845,000   $ 1,337,000
   Loans payable - officer ..................................................                     20,000
   Notes payable - other ....................................................                    100,000
   Accrued costs to complete contracts ......................................                     25,000
   Loan payable - Gamma Knife - current portion .............................       63,000        55,000
   Obligation under capital lease - current portion:
     Demand loan ............................................................      525,000
     Gamma Knife Venture ....................................................      592,000       512,000
     Equipment ..............................................................       69,000         5,000
                                                                               -----------   -----------
          Total current liabilities .........................................    2,094,000     2,054,000
                                                                               -----------   -----------

Obligation under capital lease:
   Gamma Knife ..............................................................    1,132,000     1,724,000
   Equipment ................................................................      265,000         9,000
                                                                               -----------   -----------
                                                                                 1,397,000     1,733,000
                                                                               -----------   -----------

Loan payable - Gamma Knife ..................................................    2,547,000     1,105,000
                                                                               -----------   -----------

Minority interest ...........................................................                     18,000
                                                                                             -----------

Common stock - par value $.01; 500,000 shares issued with
   put option ...............................................................      500,000       500,000
                                                                               -----------   -----------

Commitments and other matters

                    STOCKHOLDERS' EQUITY
                    --------------------

Preferred stock - 1,000,000 shares authorized; none issued
Common stock - par value $.01; 25,000,000 shares
   authorized; 6,447,828 issued and outstanding in
   1996 and 1995 ............................................................       65,000        65,000
Additional paid-in capital ..................................................    3,082,000     3,082,000
(Deficit)  ..................................................................   (1,050,000)   (1,218,000)
                                                                               -----------   -----------
          Total stockholders' equity ........................................    2,097,000     1,929,000
                                                                               -----------   -----------

          T O T A L .........................................................  $ 8,635,000   $ 7,339,000
                                                                               ===========   ===========

              The accompanying notes to financial statements are an
                              integral part hereof.

                                GHS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                        ---------------------------------------
                                            1996          1995          1994
                                        -----------   -----------   -----------
Revenue:
   Software systems ..................  $   884,000   $ 1,777,000   $ 1,282,000
   Maintenance .......................    1,370,000     1,083,000       672,000
   Claims processing .................      526,000       302,000
   Patient revenue ...................    1,452,000     1,283,000       381,000
                                        -----------   -----------   -----------

          T o t a l ..................    4,232,000     4,445,000     2,335,000
                                        -----------   -----------   -----------

Costs and expenses:
   Software systems ..................    1,047,000     1,651,000       847,000
   Maintenance .......................      942,000       583,000       487,000
   Claims processing expense .........      227,000       156,000
   Patient expenses ..................      574,000       751,000       306,000
   Selling, general and
     administrative ..................    1,571,000       999,000     1,161,000
                                        -----------   -----------   -----------

          T o t a l ..................    4,361,000     4,140,000     2,801,000
                                        -----------   -----------   -----------

Income (loss) from operations
   before items below ................     (129,000)      305,000      (466,000)
                                        -----------   -----------   -----------

Interest expense .....................     (309,000)     (504,000)     (308,000)
Interest income ......................        2,000         1,000        23,000
Income from equity investee ..........      157,000
                                        -----------   -----------   -----------

                                           (150,000)     (503,000)     (285,000)
                                        -----------   -----------   -----------

(Loss) before income tax benefit
   and minority interest .............     (279,000)     (198,000)     (751,000)
Deferred income tax benefit ..........      463,000
                                        -----------   -----------   -----------

Income (loss) before minority
   interest ..........................      184,000      (198,000)     (751,000)
Minority interest ....................      (16,000)       22,000        85,000
                                        -----------   -----------   -----------

NET INCOME (LOSS)  ...................  $   168,000   $  (176,000)  $  (666,000)
                                        ===========   ===========   ===========

Net income (loss) per share ..........  $       .02   $      (.03)  $      (.10)
                                        ===========   ===========   ===========

Weighted average common shares
   outstanding .......................    6,947,828     6,947,828     6,935,016
                                        ===========   ===========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Common Stock *
                              ---------------------
                               Number                   Additional
                                 of                      Paid-in
                               Shares       Amount       Capital        (Deficit)        Total
                              ---------     -------     ----------     ------------    ----------

Balance - January 1,
   1994. . . . . . . .        6,424,328     $65,000     $3,059,000     $  (376,000)    $2,748,000

Issuance of common
   stock for services
   rendered. . . . . .           23,500                     23,000                         23,000

Net (loss) for the
   year ended
   December 31, 1994 .                                                    (666,000)      (666,000)
                              ---------     -------     ----------     ------------    ----------

Balance - December 31,
   1994. . . . . . . .        6,447,828      65,000      3,082,000      (1,042,000)     2,105,000

Net (loss) for the
   year ended
   December 31, 1995 .                                                    (176,000)      (176,000)
                              ---------     -------     ----------     ------------    ----------

Balance - December 31,
   1995. . . . . . . .        6,447,828      65,000      3,082,000      (1,218,000)     1,929,000

Net income for the
   year ended
   December 31, 1996 .                                                     168,000        168,000
                              ---------     -------     ----------     ------------    ----------

BALANCE - DECEMBER 31,
   1996. . . . . . . .        6,447,828     $65,000     $3,082,000     $(1,050,000)    $2,097,000
                              =========     =======     ==========     ============    ==========

*  Excluding shares with put option

                 The accompanying notes to financial statements
                          are an integral part hereof.

                                GHS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended December 31,
                                                                                  --------------------------------------------------
                                                                                      1996               1995                1994
                                                                                  -----------        ------------         ----------

Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   168,000        $  (176,000)         $(666,000)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         631,000            617,000            341,000
       Provision for bad debts. . . . . . . . . . . . . . . . . . . . . . . .         150,000
       Gain from equity investee. . . . . . . . . . . . . . . . . . . . . . .        (157,000)
       Minority interest in net income (loss) of consolidated subsidiary. . .          16,000            (22,000)           (85,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable . . . . . . . . . . . . .         307,000           (251,000)            84,000
         (Increase) decrease in unbilled accounts receivable. . . . . . . . .         545,000           (465,000)           315,000
         Decrease in contract installments receivable . . . . . . . . . . . .          15,000             19,000             15,000
         Decrease in inventory. . . . . . . . . . . . . . . . . . . . . . . .          12,000
         Decrease in other current assets . . . . . . . . . . . . . . . . . .           5,000
         Decrease in refundable deposits. . . . . . . . . . . . . . . . . . .         290,000
         Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . .        (463,000)
         (Increase) in cash held in escrow. . . . . . . . . . . . . . . . . .        (880,000)
         (Increase) decrease in other assets. . . . . . . . . . . . . . . . .          57,000            (86,000)            62,000
         (Decrease) increase in accounts payable and accrued expenses and
           accrued costs to complete contracts. . . . . . . . . . . . . . . .        (551,000)           802,000           (159,000)
                                                                                  -----------        ------------         ----------

             Net cash provided by (used in) operating activities. . . . . . .         145,000            438,000            (93,000)
                                                                                  -----------        ------------         ----------

Cash flows from investing activities:
   Furniture and equipment purchases. . . . . . . . . . . . . . . . . . . . .         (39,000)           (33,000)           (24,000)
   Software development costs . . . . . . . . . . . . . . . . . . . . . . . .         (50,000)           (50,000)          (350,000)
   Investment in joint venture. . . . . . . . . . . . . . . . . . . . . . . .                                                (4,000)
   Refunds on Gamma Knife . . . . . . . . . . . . . . . . . . . . . . . . . .          22,000                               148,000
   Progress payments - Gamma Knife. . . . . . . . . . . . . . . . . . . . . .      (1,450,000)        (1,160,000)
   Cost incurred with leasehold improvements. . . . . . . . . . . . . . . . .                                              (520,000)
                                                                                  -----------        ------------         ----------

             Net cash (used in) investing activities. . . . . . . . . . . . .      (1,517,000)        (1,243,000)          (750,000)
                                                                                  -----------        ------------         ----------

Cash flows from financing activities:
   Payments of capital lease obligations. . . . . . . . . . . . . . . . . . .        (522,000)          (430,000)          (220,000)
   Loan payable - officer . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,000)            20,000
   Notes payable - other. . . . . . . . . . . . . . . . . . . . . . . . . . .        (100,000)           100,000
   Loan payable - Gamma Knife . . . . . . . . . . . . . . . . . . . . . . . .       1,975,000          1,160,000
   Release from escrow of proceeds from sale of common shares with put option                                               500,000
                                                                                  -----------        ------------         ----------

             Net cash provided by financing activities. . . . . . . . . . . .       1,333,000            850,000            280,000
                                                                                  -----------        ------------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .         (39,000)            45,000           (563,000)

Cash and cash equivalents - beginning of period . . . . . . . . . . . . . . .         198,000            153,000            716,000
                                                                                  -----------        ------------         ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD . . . . . . . . . . . . . . . . . .     $   159,000        $   198,000          $ 153,000
                                                                                  ===========        ============         ==========

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   316,000        $   510,000          $ 275,000
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,000              3,000              3,000

Supplemental disclosures of noncash financing activities:
   Property acquired under capital lease obligations. . . . . . . . . . . . .         330,000             14,000
   Issuance of common stock for services rendered . . . . . . . . . . . . . .                                                23,000

                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and its Significant Accounting Policies:

      [1] Basis of preparation:

            GHS, Inc. (the "Company") through its subsidiaries, Global Health Systems, Inc. and GHS Management Services Inc. develops, installs and maintains computerized processing systems for managed care, public health and ambulatory care facilities.

            The Company's subsidiary, U.S. Neuro Surgical, Inc. ("U.S. Neuro") owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology, which commenced operations in September 1994.

            During 1995, the Company formed a new subsidiary, U.S. Neurosurgical Physics, Inc. ("USNP") to administer the billing and collection of the Physicist's fee for operating the Gamma Knife.

            The consolidated financial statements include the accounts of GHS, Inc., its wholly owned subsidiaries, Global Health Systems, Inc., GHS Management Services, Inc., U.S. Neurosurgical Physics, Inc., and U.S. Neuro. The Company accounts for its investment in a computerized processing systems provider on the equity method.

            During March 1997 the Company entered into an asset purchase agreement pursuant to which Health Management Systems, Inc. will acquire substantially all of the assets, except for accounts receivable, of the Company's subsidiaries, Global Health Systems, Inc. and GHS Management Services, Inc. The purchase price is $2,100,000 subject to certain closing adjustments. The Company will retain its subsidiaries, US Neuro, which owns and operates the Gamma Knife Center, and USNP.

      The financial statements include the following, as at and for the year ended December 31, 1996, applicable to the assets to be sold:

          Assets                                            $  264,000
          Revenue                                            2,780,000
          (Loss) before taxes                                 (620,000)

      [2] Revenue recognition:

            Revenue from sales of software systems is recognized when the product is delivered and obligations remaining after delivery are not considered to be significant. Estimated costs in connection with installing the systems are accrued when the revenue is recognized. Income from software maintenance agreements is recognized ratably over

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

      [2] Revenue recognition: (continued)

the periods covered by such agreements. Contract installments receivable arising from sales of systems with extended payment terms are discounted to present value. Finance charges representing the discount to present value of the contract amount are credited to income over the term of the contract.

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

      [6] Earnings per share:

            Earnings per share is based on the net income divided by the weighted average number of common shares outstanding during the year. Common stock equivalents consisting of stock options and warrants are included when dilutive.

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

      [9] Fair values of financial instruments:

            The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, unbilled accounts receivable, other current assets and accounts payable approximate fair value at December 31, 1996 and December 31, 1995 because of the short maturity of these financial instruments. The estimated carrying value of the obligations under capital lease and loans payable approximate fair value because the interest rates on these instruments approximate the market prices at December 31, 1996 and December 31, 1995. The fair value estimates were based on information available to management as of December 31, 1996 and December 31, 1995.

      [10] Stock-based compensation:

            The Company accounts for employee stock option grants under the basis of Accounting Principles Board Opinion No. 25. In fiscal 1996 the Company adopted the "disclosures only" alternative available under Financial Accounting Standards Board No. 123 ("FASB 123") for its employee stock option grants. The pro forma net income and net earnings per share disclosure required by FASB 123 is not disclosed as there were no stock options granted during 1996 or 1995.

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Agreements With Research Medical Center ("RMC"):

      [1] Gamma Knife neuroradiosurgery equipment agreement:

            U.S. Neuro entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC for a period of 21 years which commenced with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires U.S. Neuro to provide (i) the exclusive use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment, (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC will pay U.S. Neuro 80% of RMC's fees for the use of the equipment and the facility. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]) and may be terminated by mutual agreement in the sixth year of the ground lease term.

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

(NOTE C) - Furniture and Equipment:

      Furniture and equipment is stated at cost and is summarized as follows:

                                              December 31,
                                          -------------------
                                             1996       1995
                                          --------   --------
          Equipment. . . . . . . . . . .  $125,000   $181,000
          Furniture. . . . . . . . . . .    38,000     41,000
                                          --------   --------

                    T o t a l. . . . . .   163,000    222,000

          Less accumulated depreciation.    86,000    166,000
                                          --------   --------

                    B a l a n c e. . . .  $ 77,000   $ 56,000
                                          ========   ========

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Furniture and Equipment: (continued)

      Equipment, under a capital lease, and leasehold interest, is stated at cost and is summarized as follows:

                                                December 31,
                               -----------------------------------------------
                                        1996                      1995
                               -----------------------   ---------------------
                                Leasehold                Leasehold
                                Interest     Equipment   Interest    Equipment
                               ----------   ----------   --------   ----------

Cost. . . . . . . . . . . . .  $1,036,000   $2,900,000   $708,000   $2,900,000
Accumulated depreciation and
   amortization . . . . . . .      82,000      967,000     47,000      552,000
                               ----------   ----------   --------   ----------

          T o t a l . . . . .  $  954,000   $1,933,000   $661,000   $2,348,000
                               ==========   ==========   ========   ==========

      Depreciation aggregated approximately $433,000, $467,000 and $168,000 for the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively.

      Included in the above depreciation expense is approximately $415,000, $414,000 and $138,000 for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 for assets acquired under capital leases.

(NOTE D) - Software Development Costs:

      Software development costs are summarized as follows:

                                       Year Ended December 31,
                                 ---------------------------------
                                    1996        1995        1994
                                 ---------   ---------   ---------

     Balance - beginning of
        period. . . . . . . . .  $ 291,000   $ 389,000   $ 210,000
     Additions for the period .     50,000      50,000     350,000
     Amortization . . . . . . .   (161,000)   (148,000)   (171,000)
                                 ---------   ---------   ---------

     Balance - end of period. .  $ 180,000   $ 291,000   $ 389,000
                                 ---------   ---------   ---------
      Research and development expense, exclusive of amortization of capitalized software development costs, was approximately $231,000, $320,000 and $124,000 for the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively, and is included in software systems costs.

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Costs Incurred In Connection With Leasehold Interest:

      In a prior year, the Company granted a 20% interest in U.S. Neuro to two related parties ("related parties") for services rendered in connection with the leasehold interest, which it valued at $125,000 and credited to minority interest. Under the terms of the agreement between GHS and the related parties, GHS has the right to buy for cash or common stock the 20% interest owned by the related parties at any time during each of the third through sixth full fiscal years of the agreement. In September 1996, GHS decided to buy the minority interest for common stock. The number of shares for the purchase, has been estimated to be 33,200 by the Company which is subject to review by the related parties. The value of such shares approximated the minority interest and accordingly no adjustment was made to the basis of the Company's investment in U.S. Neuro. In 1996, the subsidiary earned $80,000 through September 30, 1996 of which $16,000 was allocated to the 20% interest. Such earnings are net of a management fee of $119,000 charged by GHS. In 1995, the subsidiary incurred a loss of $115,000 of which $22,000 was allocated to the 20% interest.

      In July 1994, the Company issued 24,000 shares of its common stock to an employee in consideration for services rendered in connection with the leasehold interest. The Company valued the shares at a fair value of $24,000 which it has included in leasehold cost.

      In connection with the grant of the 20% interest, the Company entered into an agreement with the related parties which provided for reimbursement to such parties of their reasonable expenditures towards establishing U.S. Neuro.

      The Company agreed to repay up to $250,000 of such valid, documented expenses by issuing up to 125,000 shares of GHS, Inc. common stock and up to $125,000 in U.S. Neuro notes payable from pre-tax earnings of U.S. Neuro. One of the parties (Dr. Brown) claims that GHS, Inc. will owe 62,500 shares of GHS, Inc. stock and interest bearing notes totaling $62,500, when he provides documentation to the Company. The Company has requested documentation of the claimed expenses since August 1993. No documentation has been produced. However, the Company acting in good faith issued 62,500 shares of GHS, Inc. common stock during 1993 and 1994. Dr. Brown has not documented any valid expenses. The Company has paid $30,000 for legal fees incurred prior to September 1, 1993 by Dr. Brown. The Company may take action to recover the 62,500 shares of GHS, Inc. stock issued to Dr. Brown.

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Costs Incurred In Connection With Leasehold Interest:
           (continued)

      Dr. Brown entered into a three year employment contract with the Company in September 1993. Dr. Brown claims that his contract was unilaterally modified by the Company in November of 1994 and he was terminated without proper authority in August 1995. Dr. Brown also claims that he has been denied reimbursement of legitimate expenses of more than $20,000. The Company believes that Dr. Brown's claims are completely without merit. Upon signing his employment agreement Dr. Brown requested a $60,000 pay advance. The advance was granted as a loan with monthly repayments culminating in December 1995. Dr. Brown still owes the Company $6,900 on this loan. In November 1994, the Company negotiated an incentive compensation plan with Dr. Brown whereby he was paid a salary of $150,000 per annum with quarterly adjustments against his salary if the Gamma Knife operation did not meet minimum performance standards. The agreement guaranteed Dr. Brown a minimum salary of $100,000 per annum.

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

(NOTE F) - Obligation Under Capital Lease and Loans Payable:

      Gamma Knife Venture:

      U.S. Neuro purchased a Gamma Knife ("Knife 1") from Elekta Instruments ("Elekta") for $2,900,000. The purchase was financed by Financing for Science International ("FFSI") under a 5 year capital lease bearing interest at approximately 12.7% per annum. During September 1996, Finova Capital Corp. bought out FFSI and became the lien holder. The lease is guaranteed by GHS, Inc. and Global Health Systems, Inc.

      On December 6, 1994, U.S. Neuro entered into an additional purchase agreement with Elekta to buy a second Gamma Knife ("Knife 2") for $2,900,000 for which it made a deposit of $290,000 in 1994. The knife initially was financed by Financing for Science, however, during 1996 the Company refinanced this knife with DVI Financial Services Inc. ("DVI") at which time the Company's deposit was returned. This equipment lease provides for the funding of the Gamma Knife of

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Obligation Under Capital Lease and Loans Payable:
           (continued)

      Gamma Knife Venture: (continued)

$2,900,000. Interest to be charged on the equipment lease will be the higher of 12.7% or that rate adjusted for any increase in the thirty month Treasury Note rate. At December 31, 1996 the Company had a liability of $2,610,000 for progress payments for the Gamma Knife. In addition, the Company has entered into a three year loan with DVI for $300,000 and a demand loan of $535,000, both of which bear interest at approximately 13.7% per annum. These loans are secured by the accounts receivable of the Company and its subsidiaries. The two loans are to fund the leasehold improvements required to install the Gamma Knife at New York University Medical Center and are currently in an interest bearing escrow account.

      In November 1996 U.S. Neuro entered into an agreement to provide Knife 2 to a hospital for a fee based on the number of patient procedures performed. The agreement is for seven years.

      The Company anticipates the second Knife to be installed by June 1997 at which time the final payment of $290,000 will be made.

      In addition, the Company has two leases for computer equipment which bear interest at between 9% and 13%.

      Future lease payments on the equipment leases are as follows:

   Year Ending                                   Three Year    Computer
   December 31,        Knife 1       Knife 2        Loan       Equipment       Total
 ---------------     ----------    ----------     --------      -------    ----------

    1997 . . .       $  805,000    $  263,000     $ 84,000      $16,000    $1,168,000
    1998 . . .          805,000       731,000      143,000       15,000     1,694,000
    1999 . . .          472,000       731,000      143,000       10,000     1,356,000
    2000 . . .                        731,000                                 731,000
    2001 . . .                        731,000                                 731,000
    2002 . . .                        731,000                                 731,000
    Thereafter                        245,000                                 245,000
                     ----------    ----------     --------      -------    ----------
                      2,082,000     4,163,000      370,000       41,000     6,656,000
Less interest.          358,000     1,263,000       70,000        7,000     1,698,000
Less:  final
   payment . .                        290,000                                 290,000
                     ----------    ----------     --------      -------    ----------

Present value
   of net
   minimum
   obligation.       $1,724,000    $2,610,000     $300,000      $34,000    $4,668,000
                     ==========    ==========     ========      =======    ==========

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

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

            All options outstanding were granted to employees of the Company and shall terminate immediately upon the termination of employment of the employee by the Company or its subsidiaries or its parent.

            No part of any option granted under the Plan will be exercisable less than one year or more than ten years after the date of grant.

            Listed below is information as to options granted and exercisable. As of December 31, 1996 no options have been exercised.

                                    Number of Shares
                                -------------------------  Exercisable
                                 1996     1995     1994       Price
                                -------  -------  -------  ------------

      Outstanding January 1. .  430,000  430,000  430,000      $1.00
      Options expired. . . . .   70,000                         1.00
                                -------  -------  -------

      Options outstanding. . .  360,000  430,000  430,000       1.00
                                =======  =======  =======

      Options exercisable. . .  338,375  364,875  307,750
                                =======  =======  =======

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

      [3] Issuance of warrants:

            On November 30, 1993, the Company granted warrants to a stockholder to purchase 200,000 shares of the Company's common stock at a purchase price of $1.00 per share, which equaled fair value at the date of grant. Such warrants were granted as consideration for services rendered in connection with a private placement of securities. The warrants contain registration and certain anti-dilution rights and are exercisable through November 30, 1998.

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

            Minimum future obligations under operating leases as described above are as follows:

                  Year Ending
                  December 31,
                  ------------

                      1997. . . . . . . . . .  $ 68,000
                      1998. . . . . . . . . .    36,000
                      1999. . . . . . . . . .    34,000
                      2000. . . . . . . . . .    33,000
                                               --------

                                               $171,000
                                               ========

            Total rent expense aggregated $62,000, $61,000 and $33,000 for the years ended December 31, 1996, December 31, 1995, and December 31, 1994, respectively.

      [2] The Company maintains the majority of its cash at one bank.

      [3] The Company was contingently liable on an equipment lease of a customer which provided for an annual rental of approximately $95,000 per year. This lien was removed during February 1996.

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Taxes:

           Income tax (benefit) is comprised of the following:

                                                  Year Ended December 31,
                                                --------------------------
                                                   1996      1995    1994
                                                ---------   ------  ------

                     Current:
                        Federal. . . . . . . .  $  - 0 -    $- 0 -  $- 0 -
                        State. . . . . . . . .     - 0 -     - 0 -   - 0 -
                                                ---------   ------  ------

                                                   - 0 -     - 0 -   - 0 -
                                                ---------   ------  ------

                     Deferred:
                        Federal. . . . . . . .   (404,000)   - 0 -   - 0 -
                        State. . . . . . . . .    (59,000)   - 0 -   - 0 -
                                                ---------   ------  ------

                                                 (463,000)   - 0 -   - 0 -
                                                ---------   ------  ------

                     Income tax benefit. . . .  $(463,000)  $- 0 -  $- 0 -
                                                =========   ======  ======

      The difference between income tax benefit at the statutory federal income tax rate and income tax benefit reported in the statement of operations is as follows:

                                                Year Ended December 31,
                                              --------------------------
                                              1996       1995      1994
                                           ---------  --------  ---------

           Income tax (benefit) at the
              federal statutory rate. . .  $(100,000) $(67,000) $(255,000)
           State income tax (benefit),
              net of federal taxes. . . .    (15,000)  (10,000)   (38,000)
           Change in valuation allowance.   (348,000)   77,000    293,000
                                           ---------  --------  ---------

                                           $(463,000) $ - 0 -   $  - 0 -
                                           =========  ========  =========

      Temporary differences which give rise to deferred tax asset are as follows:

                                                Year Ended December 31,
                                           --------------------------------
                                              1996       1995       1994
                                           ----------  ---------  ---------

           Net operating loss
              carryforwards . . . . . . .  $1,013,000  $ 730,000  $ 570,000
           Allowance for doubtful
              accounts. . . . . . . . . .      64,000      6,000      6,000
           Unbilled accounts receivable .                 77,000     37,000
           Excess of tax depreciation
              over book depreciation. . .    (344,000)  (195,000)   (72,000)
           Valuation allowance. . . . . .    (270,000)  (618,000)  (541,000)
                                           ----------  ---------  ---------
           Deferred tax asset - net . . .  $  463,000  $  - 0 -   $  - 0 -
                                           ----------  ---------  ---------

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Taxes: (continued)

      In 1996 the Company reevaluated its deferred income tax asset and reversed part of the valuation allowance related to this asset of $348,000. The reevaluation was based on the fact that the Company entered into a contract in March 1997 (see Note A) which, if closed, will result in a substantial gain. Accordingly, management has concluded that it is more likely than not that part of the deferred tax asset will be realized.

      At December 31, 1996, the Company has net operating loss carryforwards for income tax purposes aggregating approximately $2,708,000, which expire in the years 2008 through 2011.

(NOTE K) - Major Customers:

      For the year ended December 31, 1996, the Company earned revenues from a municipality which accounted for 23% of revenues. Two customers represent 15% and 48% of receivables at December 31, 1996. These sales and receivables are from the computerized processing systems.

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

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - Business Segments:

      The Company's business segments are the development, installation and maintenance of computerized integrated processing systems and the operation of stereotactic radiosurgery centers, utilizing the Gamma Knife technology. Corporate assets are principally cash and cash equivalents. The following is the Company's business segment data:

                                          Year Ended December 31,
                                 ------------------------------------
                                    1996         1995         1994
                                 ----------   ----------   ----------

Revenue:
   Computerized processing
     systems. . . . . . . . . .  $2,780,000   $3,162,000   $1,954,000
   Gamma Knife. . . . . . . . .   1,452,000    1,283,000      381,000
                                 ----------   ----------   ----------
          T o t a l . . . . . .  $4,232,000   $4,445,000   $2,335,000
                                 ==========   ==========   ==========
Operating income (loss):
   Computerized processing
     systems. . . . . . . . . .  $ (463,000)  $ (136,000)  $ (327,000)
   Gamma Knife. . . . . . . . .     491,000      441,000     (139,000)
                                 ----------   ----------   ----------
   Operating income (loss). . .      28,000      305,000     (466,000)
                                 ----------   ----------   ----------

Interest (expense). . . . . . .    (309,000)    (504,000)    (308,000)
Investment income . . . . . . .       2,000        1,000       23,000
                                 ----------   ----------   ----------
          T o t a l . . . . . .    (307,000)    (503,000)    (285,000)
                                 ----------   ----------   ----------

Loss before income tax benefit
   and minority interest. . . .  $ (279,000)  $ (198,000)  $ (751,000)
                                 ==========   ==========   ==========

                                             December 31,
                                 ------------------------------------
                                    1996         1995         1994
                                 ----------   ----------   ----------

Assets:
   Computerized processing
     systems. . . . . . . . . .  $1,307,000   $2,505,000   $1,966,000
   Gamma Knife. . . . . . . . .   6,623,000    4,834,000    3,889,000
   Corporate assets . . . . . .     705,000                    30,000
                                 ----------   ----------   ----------
          T o t a l . . . . . .  $8,635,000   $7,339,000   $5,885,000
                                 ==========   ==========   ==========

Capital expenditures:
   Computerized processing
     systems. . . . . . . . . .  $   89,000   $   80,000   $  367,000
   Gamma Knife. . . . . . . . .     330,000        3,000      544,000
                                 ----------   ----------   ----------
          T o t a l . . . . . .  $  419,000   $   83,000   $  911,000
                                 ==========   ==========   ==========

Depreciation and amortization:
   Computerized processing
     systems. . . . . . . . . .  $  179,000   $  168,000   $  191,000
   Gamma Knife. . . . . . . . .     452,000      449,000      150,000
                                 ----------   ----------   ----------
          T o t a l . . . . . .  $  631,000   $  617,000   $  341,000
                                 ==========   ==========   ==========

                 REPORT OF INDEPENDENT AUDITORS WITH RESPECT TO
                             SUPPLEMENTARY SCHEDULES

Board of Directors and Stockholders
GHS, Inc.
Rockville, Maryland

      The audits referred to in our report dated March 13, 1997 includes
Schedule II. In our opinion, this schedule presents fairly the information set forth therein in relation to the financial statements taken as a whole and in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

New York, New York
March 13, 1997

                                                                     SCHEDULE II

                           GHS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Column A                     Column B              Column C                      Column D            Column E
                                                                    Additions
                                               Balance        (1)                 (2)
                                                  at                          Charged to                                Balance
                                              beginning    Charged to            other                                    at
                                                  of       costs and          accounts -         Deductions -           end of
                Description                     period      expenses          describe (A)       describe (B)           period

Allowance for doubtful accounts:

   1996 . . . . . . . . . . . . . . . . . . . . .$14,000    $150,000                                                   $164,000
                                                 =======    ========                                                   ========

   1995 . . . . . . . . . . . . . . . . . . . . .$14,000                                                               $ 14,000
                                                 =======                                                               ========

   1994 . . . . . . . . . . . . . . . . . . . . .$14,000                                                               $ 14,000
                                                 =======                                                               ========

Reserve for inventory obsolescence:

   1996 . . . . . . . . . . . . . . . . . . . . .$15,000                                           $15,000 (B)         $ - 0 -
                                                 =======                                                               ========

   1995 . . . . . . . . . . . . . . . . . . . . .$15,000                                                               $ 15,000
                                                 =======                                                               ========

   1994 . . . . . . . . . . . . . . . . . . . . .$15,000                                                               $ 15,000
                                                 =======                                                               ========

   (B) Liquidation of obsolete inventory.

                 The accompanying notes to financial statements
                          are an integral part hereof.