Form 10-Q
period 1997-03-31
GHS INC
filed 1997-05-13
CIK 791398

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission file number
March 31, 1997                                                  0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                          52-1373960
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)

             1350 Piccard Drive Suite 360, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (301) 417-9808

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

                       YES |X|                    NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                            Outstanding at May 07, 1997
   -----                                            ---------------------------
Common Stock, $.01 par value                              6,947,828 Shares

                                     PART I
                              FINANCIAL INFORMATION

                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  March 31,        December 31,
                                                    1997               1996
                                                    ----               ----
Current assets:
Cash                                            $   136,000       $   159,000
Accounts receivable, net of allowance             1,286,000           994,000
for doubtful accounts of $164,000 in
1997 and 1996
Unbilled accounts receivable                          9,000            31,000
Other current assets                                 84,000            86,000
                                                -----------       -----------
    Total current assets                        $ 1,515,000       $ 1,270,000
Furniture and equipment, net                         78,000            77,000
Software development costs                          139,000           180,000
Other assets                                        198,000           198,000
Deferred tax asset                                  463,000           463,000
Gamma Knife venture assets:

    Gamma Knife                                   1,830,000         1,933,000
    Progress payment- Gamma Knife                 2,610,000         2,610,000
    Costs incurred in connection with
    unamortized leasehold interest                1,391,000           954,000
    Deposits                                           --              43,000
    Cash held in escrow                             496,000           907,000
    TOTAL                                       $ 8,720,000       $ 8,635,000
                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses           $   877,000       $   845,000
Loan payable-Gamma Knife-current portion             63,000            63,000
Obligation under capital lease -Gamma Knife-
current portion                                     565,000           592,000
Demand loan                                            --             525,000
Equipment                                            88,000            69,000
                                                -----------       -----------
    Total current liabilities                     1,593,000         2,094,000

Obligation under capital lease
Gamma Knife                                       1,707,000         1,132,000
Equipment                                           241,000           265,000
Loan payable - Gamma Knife                        2,547,000         2,547,000
Common stock - par value $ 01: 500,000
shares issued with put option                       500,000           500,000

Stockholders' equity:
Common stock - $ 01 par value -
    25,000,000 shares authorized;
    6,447,828 issued and outstanding
    in 1997 and 1996                                 65,000            65,000
Additional paid-in capital                        3,082,000         3,082,000
(Deficit)                                        (1,015,000)       (1,050,000)
                                                -----------       -----------
    Total stockholders' equity                  $ 2,132,000       $ 2,097,000
                                                -----------       -----------
    TOTAL                                       $ 8,720,000       $ 8,635,000
                                                ===========       ===========

   The accompanying notes to financial statements are an integral part hereof

                           GHS, INC  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                             March 31,
                                                             ---------
                                                      1997             1996
                                                      ----             ----
Revenue:
     Software Systems                          $   258,000         $   490,000
     Maintenance                                   428,000             307,000
     Claims Processing                             134,000             167,000
     Patient Revenue                               388,000             314,000
                                               -----------         -----------
         Total                                   1,208,000           1,278,000

Expenses:
     Software Systems                              368,000             384,000
     Maintenance                                   242,000             211,000
     Claims Processing                              88,000             102,000
     Patient Expenses                              189,000             181,000
     Selling, General and Administrative           198,000             187,000
                                               -----------         -----------
         Total                                   1,085,000           1,065,000

Income before items listed below               $   123,000         $   213,000
Interest expense                                  (101,000)           (128,000)
Interest income                                     13,000                --
Net Income                                          35,000              85,000
                                               -----------         -----------
Net Income per share                           $       .01         $       .01
                                               ===========         ===========

Weighted average shares outstanding              6,947,828           6,947,828
                                               ===========         ===========

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                         1997                1996
                                                                         ----                ----
Cash flows from operating activities:

         Net income                                                    $  35,000          $  85,000
         Adjustments to reconcile net income to net cash provided by operating activities:

                  Depreciation and amortization:                         161,000            156,000
                  Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable - net      (292,000)           299,000
                  Decrease in unbilled accounts receivable                22,000             50,000
                  Decrease in inventory                                     --                4,000
                  (Increase) decrease in other assets                      2,000            (65,000)
                  Decrease in cash held in escrow                        411,000               --
                  Decrease in deposits                                    43,000               --
                  (Decrease) in accounts payable and
                  accrued expenses                                       (32,000)          (352,000)
                                                                       ---------          ---------
Net cash provided by operating activities                                350,000            177,000

Cash flows from investing activities :
         Furniture and equipment purchases                                (8,000)            (9,000)
         Software development costs                                         --              (50,000)
         Cost incurred with leasehold improvements                      (383,000)           (30,000)
                                                                       ---------          ---------
Net cash (used in) investing activities                                 (391,000)         ($ 89,000)

Cash flows from financing activities:
         Payment of capital lease obligations                            (82,000)          (122,000)
         Lease payable - Gamma Knife                                     100,000               --
         Payment of loan  to officer                                        --              (20,000)
                                                                       ---------          ---------
Net cash provided by (used in) financing activities                       18,000           (142,000)

Net (decrease) in cash and cash equivalents                              (23,000)           (54,000)

Cash and cash equivalents - beginning of period                          159,000            198,000
                                                                       ---------          ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $ 136,000          $ 144,000
                                                                       =========          =========
Supplemental disclosures of noncash financing activities:
         Loan payable - Gamma Knife                                     (525,000)              --
         Lease payable - Gamma Knife                                     525,000               --

   The accompanying notes to financial statements are an integral part hereof


                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

     The accompanying financial statements at March 31, 1997, for the three months ended March 31, 1997 and 1996, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date appearing in the Company's Annual report on Form 10-K.

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

                           GHS, INC. AND SUBSIDIARIES
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

First Fiscal Quarter 1997 Compared to First Fiscal Quarter 1996

Results of Operations

     Total revenue declined 5% to $1,208,000 for the quarter ended March 31, 1997 as compared to $1,278,000 for the same period in 1996. System sales from Global Health Systems, Inc. declined 47% to $258,000 from $490,000 a year ago. The decline is due to two factors, which are a change in revenue strategy and the consummation of the sale of the systems business. Maintenance revenue increased 39% to $428,000 from $307,000 in the previous year. Claims processing declined by 20% to $134,000 from $167,000 a year earlier. In the first quarter the Company entered into a definitive asset purchase agreement with Health Management Systems, Inc. pursuant to which Health Management Systems will acquire substantially all of the assets of the Company's subsidiaries Global Health Systems, Inc. and GHS Management Services for $2,100,000 in cash, subject to certain closing adjustments.

     US NeuroSurgical, Inc. (USN) which manages sterotactic radiosurgery centers using the Gamma Knife, had an increase in revenue of 24% to $388,000 from $314,000 for the same period in 1996. The increase is due to greater acceptance by the medical community. USN is scheduled to open its second Gamma Knife Center in New York City during the Spring of 1997.

     Total expenses increased 2% to $1,085,000 from $1,065,000 for the same period, a year earlier. System costs declined 4% to $368,000 from $384,000 in the previous year, however as a percentage of revenues the costs were 143% in 1997 and 78% in 1996. This was caused by certain fixed costs that could not be reduced despite a 47% decrease in systems revenue. Maintenance costs increased to $242,000 from $211,000 in the previous year. Claims processing costs declined to $88,000 from $102,000 a year earlier. Patient expenses increased to $189,000 from $181,000 in 1996. Maintenence and patient expenses decreased as a percentage of revenue due to fixed costs being offset by increased revenues. Selling, general and administrative expense increased to $198,000 from $187,000 a year earlier. Interest expense declined to $101,000 from $128,000 in the previous year. The decrease was due to capitalization of $60,000 of interest costs related to the New York Gamma Knife. As a result the Company had income of $35,000 compared to $85,000 for the same period, a year earlier.

Liquidity and Capital Resources

     For the three months ended March 31, 1997, net cash provided by operating activities was $350,000 as compared to $177,000 in 1996. Depreciation and amortization expense was $161,000 as compared to $156,000 for the same period in 1996. Accounts receivable increased by $292,000 as compared to a decrease of $299,000 a year earlier.

     The Company had net cash used in investing activities of $391,000 as compared to $89,000 for the same period a year earlier. The Company is in the process of completing the site for the NYU Gamma Knife. There were $383,000 of leasehold improvements made during the quarter.

Net cash provided by financing activities was $18,000 as compared to net cash used of $142,000 in the same period in 1996. The Company refinanced the lease in the Kansas City Gamma Knife. In the process the Company financed an additional $625,000 to complete construction of the New York facility. The leasing company for both projects is DVI Financial Services. The interest rate on the new lease us 9.9% as compared to 131/2 % on the original lease. The term is 39 months and the payments are $827,000 per annum.

PART II

                                OTHER INFORMATION
                           GHS, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

     (a)  None

     (b) On March 10, 1997 the Company filed a form 8-K. GHS, Inc. announced that it entered into a definitive asset purchase agreement with Health Management Systems, Inc. (HMSY) pursuant to which HMSY will acquire substantially all of the assets of GHSI's subsidiaries, Global Health Systems, Inc. and GHS Management Services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GHS, INC.


Date May 07, 1997                          By  /s/ Alan Gold
                                               ---------------------------------
                                                   Alan Gold
                                                   Director and President
                                                   Chief Executive Officer