Form 10-K/A
period 1996-12-31
GHS INC
filed 1997-05-28
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
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

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $527,000 on April 1, 1997, based upon the average of the bid and asked prices as reported on NASDAQ.

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

      Clients are currently distributed geographically through 15 states, the District of Columbia and the Republic of Iceland. Systems are operating at more than 100 locations nationwide with approximately 25% of such locations in California. The Company has major contracts with the County of Los Angeles and the City of Chicago. These contracts were responsible for 47% of the revenue during fiscal 1996 from this segment.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                          HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock traded in the over-the-counter market, NASDAQ symbol GHSI until January 30, 1997 and has traded since on the OTC bulletin board. The range of high and low bid quotations as reported by NASDAQ System for the two years ended December 31, 1996 are set forth below.

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

                                       Year Ended
                                       December 31,
                      ---------------------------------------------------------
                      1996         1995          1994         1993        1992
                      ----         ----          ----         ----        ----
Statement of
Operations Data:

Revenue            $4,232,000   $4,445,000    $2,335,000   $2,493,000  $2,062,000
Net income (loss)     168,000     (176,000)     (666,000)      53,000      60,000

Net income (loss)
per share                 .02         (.03)         (.10)         .01         .01

Weighted Average
Common Shares       6,947,828    6,947,828     6,935,016    5,817,677   5,185,328
Outstanding

                                       As at
                                       December 31,
                          ------------------------------------------------------
                          1996         1995        1994       1993       1992
                          ----         ----        ----       ----       ----
Balance Sheet
Data:

  Working Capital        ($824,000)    579,000    883,000  1,861,000  $1,105,000
  Total Assets           8,635,000   7,339,000  5,885,000  6,991,000  $2,012,000
  Long term debt         3,944,000   2,838,000  2,236,000  2,694,000        --
  Common Stock issued
  with put option          500,000     500,000    500,000    500,000        --
Total Stock-
  holders equity        $2,097,000   1,929,000  2,105,000  2,748,000  $1,456,000

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

On March 10, 1997, GHS, Inc. and Health Management Systems, Inc. (HMS), announced that they entered into a definitive asset purchase agreement pursuant to which HMS will acquire substantially all of the assets of GHS' subsidiaries, Global Health Systems, Inc. and GHS Management Services. These subsidiaries provide computerized record-based processing systems and services for managed care, public health and ambulatory care facilities. The purchase agreement calls for consideration to GHS by HMS of $2,100,000 in cash, subject to certain closing adjustments. The Company expects that the proposed transaction by virtue of the sale of the Company's systems business, will cause a significant reduction in revenue but a greater reduction in expenses that will increase the possibilities for future profitability. This will happen because the Company will no longer have any systems, maintenance, or claims processing costs and 75-80% of the sales, general and administrative costs will no longer be needed. The savings which the Company expects to derive from the sales are also evidenced by the fact that for the prior two fiscal years the Company has had expenses that exceeded revenues for the systems business. In 1996 the revenues from the systems business were $2,780,000 and expenses were $3,400,000. In 1995 revenues were $3,162,000 and expenses were $3,297,000. The Company will retain its investment in Florida Specialty Networks, a company that manages specialty networks.

1996 Compared to 1995

Total revenues declined 5% in 1996 to $4,232,000 from $4,445,000 in 1995. New systems sales decreased 53% to $884,000 from $1,777,000 in 1995. The decrease was attributable to lower hardware sales as the Company focused on services as compared to turnkey systems sales. Maintenance revenue increased 27% to $1,370,000 from $1,083,000 in 1995. This increase was attributable to the Company's success in selling facilities management to clients to expand the capability of the GHiS at their facilities. Claims processing increased by 74% to $526,000. Revenues of the Company's other subsidiary, US NeuroSurgical, Inc.
(USN), grew 13% to $1,452,000 from $1,283,000 in 1995. The revenue growth reflects the increased acceptance of the Center and the community. In fiscal 1996, the Company also received $157,000 in income from its investment in FSN as compared to no such income in 1995. FSN's net income was substantially due to a favorable settlement of litigation of $809,000. Without the settlement FSN would have had a loss of $110,129.

Total expenses decreased 6% to $4,361,000 from $4,644,000 1995. Systems costs dropped to $1,047,000 from $1,651,000 a year earlier. This decrease was a result of lower hardware purchases in 1996. Maintenance expense increased to $942,000 from $583,000 in 1995. This increase was caused by higher than anticipated expenses associated with the start up of new services for clients. The Company increased its reserve for doubtful accounts by $150,000. A substantial portion of the revenue is for one account that has disputed the Company's charges. Due to the uncertain status of this receivable the Company reserved 100% of the balance. Selling, general and administrative expenses increased by 57% to $1,571,000 from $999,000 a year earlier. The increase was caused by higher insurance costs related to USN and increased reserves for doubtful Global Health Systems, Inc. accounts receivable. Patient expenses associated with the operation of the Kansas City Center were $574,000 for the year, down from $751,000 in the prior year. The Company had interest expense of $309,000 in 1996 compared to $504,000 in 1995. An additional $249,000 of 1996 interest costs attributable to the NYU construction costs were capitalized. The company realized a deferred tax benefit from the pending HMS sale of $463,000 in 1996. The effect of the capitalized interest costs and deferred tax benefit was net income of $168,000 in 1996 against a $176,000 net loss in 1995.

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

      In 1996, net cash provided by financing activities was $850,000. In 1995, the Company paid $430,000 towards the Kansas City lease. The Company made a $1,160,000 progress payment for NYU.

      USN has a five year operating lease for Kansas City that began in September 1994. The annual payments are $805,000. The Company is making interest payments on progress payments for its NYU Gamma Knife and on the construction loan for NYU. The progress payments have been for $2,610,000 plus $825,000 in the construction escrow account. The interest rate is 10% annually. Assuming the transaction with HMS closes the Company expects net cash proceeds of approximately $1,900,000. On a long term basis the Company expects that the proceeds will provide sufficient capital for the next 12-24 months. Nevertheless the use of these funds could be accelerated if the Company opens additional Gamma Knife Centers.

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

      Each director is elected for a one year period ending on the date of the next annual meeting of shareholders of the Company, and until his or her successor is duly elected and qualified. Officers serve at the will of the Board of Directors. Upon closing of the transaction with HMS Alan Gold will retain his titles of and duties as President and Chief Executive Officer of the Company. The Company anticipates that there will be no conflict of interest as he performs his duties. The employment offer made by HMS to Mr. Gold expressly permits Mr. Gold to continue to fulfill his duties as President and Chief Executive Officer of GHS.

ITEM 11     EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 1995, for each executive officer of the Company:

                                Summary Compensation Table

Name and                Annual Compensation
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

Stock Option Plan

      Effective March 7, 1986, and as amended June 18, 1987, the Company adopted a 1986 Stock Option Plan (the "Plan") pursuant to which options to purchase up to 750,000 shares of the Company's Common Stock may be granted to directors, officers and other key employees of the Company. As of March 31, 1997, 360,000 options were outstanding under the Plan. The Plan is administered by the Board of Directors. The options may be either incentive stock options conforming to the provisions of Section 422A of the Internal Revenue Code, or non-qualified options. The purchase price for shares under each option, incentive or non-qualified, is determined by the Board but will not be less than 100% and 90%, respectively, of the fair market value of the Common Stock at the time the option is granted. If an employee at the time the option is proposed to be granted owns more than 10% of the voting stock of the Company, the option price for incentive options will not be less than 110% of the fair market value of the Common Stock on the date of grant and the option will continue in effect for not more than five years. No options may be granted under the Plan after 1996. The exercise price must be paid in full upon exercise of an option, in cash or in shares of Common Stock of the Company. Options are nontransferable except by will or by the laws of descent and distribution. During 1996, no new options were granted under the Plan.

       Aggregate Unexercised Options & Option Values at December 31, 1995

                                                    Value of Unexercised In-The
                Number of Unexercised Options       Money Options at December
                at December 31, 1996 (#)            31, 1996 ($)
Name            Exercisable/Unexercisable           Exercisable/Unexercisable
----            -----------------------------       ---------------------------

Alan Gold           124,000 / 25,000                    $63,000/14,000(1)

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

      The following table sets forth, as of March 23, 1997 certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                    Number of Shares
  Name and Address                    Beneficially     Percent of
of Beneficial Owner                     Owned(1)         Class
-------------------                     --------         -----
Alan Gold(2)                             535,420          7.6%
1350 Piccard Drive
Rockville, MD 20850

William F. Leimkuhler                       --             --
711 Fifth Avenue
New York, NY 10022

Jerry M. Brown, Ph.D                      28,500          0.4%
1205 Stratford Drive
Anderson, SC 29621

Stanley S. Shuman(3)                   1,071,250         15.4%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated(4)        2,022,000         28.6%
711 Fifth Avenue
New York, NY 10022

Research Medical Center                  500,000          7.2%
2316 East Meyer Blvd
Kansas City, MO 64132

Charles Elsner                           400,000          5.8%
c/o The Forschner Group Inc.
151 Long Hill Crossroads
Shelton, CT 96484

All Directors and Officers               563,920          8.0%
as a group (three persons)(2)

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1993, the Company granted a 20% interest in US NeuroSurgical, Inc. to
A. Hyman Kirshenbaum, M.D. an officer of USN, and Jerry Brown, Ph.D., a director of the Company ("related parties"). Under the terms of the agreement between GHS and the related parties, GHS has the right to buy for cash or common stock the 20% interest owned by the related parties at any time during each of the third through sixth full fiscal years of the agreement. The Company exercised its right in September 1996. The number of shares for the purchase, has been estimated to be 33,200 by the Company which valuation has been disputed by the related parties.

      In connection with the grant of the 20% interest, the Company entered into an agreement with the related parties which provided for reimbursement to such parties of their reasonable expenditures towards establishing US NeuroSurgical.

      The Company agreed to repay up to $250,000 of such valid documented expenses by issuing up to 125,000 shares of GHS, Inc. common stock and up to $125,000 in US Neuro notes payable from pre-tax earnings of US Neuro. One of the parties (Dr. Brown) claims that GHS, Inc. will owe 62,500 shares of GHS, Inc. common stock and interest bearing notes totaling $62,500, when he provides documentation to the Company. The Company has requested documentation of the claimed expenses since August 1993. No documentation has been produced. However, the Company acting in good faith issued 62,500 shares of GHS, Inc. common stock during 1993 and 1994. Dr. Brown has not documented any valid expenses. The Company paid $30,000 for legal fees incurred prior to September 1, 1993 by Dr. Brown. The Company may take action to recover the 62,500 shares of GHS, Inc. stock issued to Dr. Brown.

      Dr. Brown entered into a three year employment contract with the Company in September 1993. Dr. Brown claims that his contract was unilaterally modified by the Company in November of 1994 and he was terminated without proper authority in August 1995. Dr. Brown also claims that he has been denied reimbursement of legitimate expenses of more that $20,000. The Company believes that Dr. Brown's claims are completely without merit. Upon signing his employment agreement Dr. Brown requested a $60,000 pay advance. The advance was granted as a loan with monthly repayments culminating in December 1995. Dr. Brown still owes the Company $6,900 on this loan. In November 1994, the Company negotiated an incentive compensation plan with Dr. Brown whereby he was paid a salary of $150,000 per annum with quarterly adjustments against his salary if the Gamma Knife operation did not meet minimum performance standards. The agreement guaranteed Dr. Brown a minimum salary of $100,000.

      Dr. Brown was paid salary through August 1995 at which time he was terminated as an employee and removed from the US Neuro Board of Directors. During the term of his employment with US Neuro, Dr. Brown was fully reimbursed for expenses which he submitted as incurred in connection with his responsibilities at US Neuro; however, the Company did not reimburse him for travel and expenses that he incurred which were for personal business or not pre-authorized by the Company.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

(a)   The following documents are filed
      as part of this report:

                                                              Page No.
                                                              --------
      Financial Statements of the Company

         Report of Independent Auditors                          F-1
         Balance Sheet as of December 31, 1996 and 1995          F-2
         Statements of Operations for the years ended
              December 31, 1996, 1995, and 1994.                 F-3
         Statement of Changes in Stockholders' Equity
              for the period January 1, 1994 through
              December 31, 1996                                  F-4
         Statements of Cash Flows for the year ended
              December 31, 1996, 1995, and 1994.                 F-5
         Notes to Financial Statements                           F-6
         Report of Independent Auditors with respect
              to Supplementary Schedules                         S-1
         Valuation and Qualifying Accounts                       S-2
         Financial statements for Florida Specialty
              Networks, Ltd. for the periods ending
              December 31, 1996 and 1995.                        B-1
         Financial statements for Florida Specialty
              Networks, Ltd. for the periods ending
              December 31, 1995, 1994 and 1993.                  C-1

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

            (p) Asset Purchase Agreement dated March 10, 1997 between Health Management Systems, Inc. and GHS, Inc. (incorporated by reference 10P to the Company's 1994 Annual Report on Form 10-K).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 07, 1997

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


May 07, 1997                  /s/ Alan Gold
                              -------------------------------------------------
                              Alan Gold
                              President and Director
                              (Chief Executive, Financial Officer)


May 07, 1997                  /s/ William F. Leimkuhler
                              -------------------------------------------------
                              William F. Leimkuhler
                              Director


May 07, 1997
                              -------------------------------------------------
                              Jerry M. Brown, Ph.D.
                              Director

               [Letterhead for Richard A. Eisner & Company, LLP]

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


/s/ Richard A. Eisner & Company LLP

New York, New York
March 13, 1997

                           GHS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                               -------------------------
                                       A S S E T S                                1996          1995
                                                                               -----------   -----------
Current assets:
   Cash and cash equivalents ................................................  $   159,000   $   198,000
   Accounts receivable (net of allowance for doubtful
     accounts of $164,000 in 1996 and $14,000 in 1995) ......................      994,000     1,451,000
   Unbilled accounts receivable .............................................       31,000       576,000
   Contract installments receivable .........................................                     15,000
   Inventory ................................................................                     12,000
   Refundable deposits ......................................................                    290,000
   Other current assets .....................................................       86,000        91,000
                                                                               -----------   -----------
          Total current assets ..............................................    1,270,000     2,633,000

Furniture and equipment .....................................................       77,000        56,000
Software development costs ..................................................      180,000       291,000
Other assets ................................................................      198,000        98,000
Deferred tax asset ..........................................................      463,000
Gamma Knife Venture assets:
   Gamma Knife ..............................................................    1,933,000     2,348,000
   Progress payments - Gamma Knife ..........................................    2,610,000     1,160,000
   Unamortized leasehold costs ..............................................      954,000       661,000
   Deposits .................................................................       43,000        65,000
   Cash held in escrow ......................................................      907,000        27,000
                                                                               -----------   -----------

          T O T A L .........................................................  $ 8,635,000   $ 7,339,000
                                                                               ===========   ===========

                                  L I A B I L I T I E S

Current liabilities:
   Accounts payable and accrued expenses ....................................  $   845,000   $ 1,337,000
   Loans payable - officer ..................................................                     20,000
   Notes payable - other ....................................................                    100,000
   Accrued costs to complete contracts ......................................                     25,000
   Loan payable - Gamma Knife - current portion .............................       63,000        55,000
   Obligation under capital lease - current portion:
     Demand loan ............................................................      525,000
     Gamma Knife Venture ....................................................      592,000       512,000
     Equipment ..............................................................       69,000         5,000
                                                                               -----------   -----------
          Total current liabilities .........................................    2,094,000     2,054,000
                                                                               -----------   -----------

Obligation under capital lease:
   Gamma Knife ..............................................................    1,132,000     1,724,000
   Equipment ................................................................      265,000         9,000
                                                                               -----------   -----------
                                                                                 1,397,000     1,733,000
                                                                               -----------   -----------

Loan payable - Gamma Knife ..................................................    2,547,000     1,105,000
                                                                               -----------   -----------

Minority interest ...........................................................                     18,000
                                                                                             -----------

Common stock - par value $.01; 500,000 shares issued with
   put option ...............................................................      500,000       500,000
                                                                               -----------   -----------

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

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                  ---------------------------------------
                                                                     1996          1995          1994
                                                                  -----------   -----------   -----------
Revenue:
   Software systems ............................................  $   884,000   $ 1,777,000   $ 1,282,000
   Maintenance .................................................    1,370,000     1,083,000       672,000
   Claims processing ...........................................      526,000       302,000
   Patient revenue .............................................    1,452,000     1,283,000       381,000
                                                                  -----------   -----------   -----------

          T o t a l ............................................    4,232,000     4,445,000     2,335,000
                                                                  -----------   -----------   -----------

Costs and expenses:
   Software systems ............................................    1,047,000     1,651,000       847,000
   Maintenance .................................................      942,000       583,000       487,000
   Claims processing expense ...................................      227,000       156,000
   Patient expenses ............................................      574,000       751,000       306,000
   Selling, general and
     administrative ............................................    1,571,000       999,000     1,161,000
                                                                  -----------   -----------   -----------

          T o t a l ............................................    4,361,000     4,140,000     2,801,000
                                                                  -----------   -----------   -----------

Income (loss) from operations
   before items below ..........................................     (129,000)      305,000      (466,000)
                                                                  -----------   -----------   -----------

Interest expense ...............................................     (309,000)     (504,000)     (308,000)
Interest income ................................................        2,000         1,000        23,000
Income from equity investee ....................................      157,000
                                                                  -----------   -----------   -----------

                                                                     (150,000)     (503,000)     (285,000)
                                                                  -----------   -----------   -----------

(Loss) before income tax benefit
   and minority interest .......................................     (279,000)     (198,000)     (751,000)
Deferred income tax benefit ....................................      463,000
                                                                  -----------   -----------   -----------

Income (loss) before minority
   interest ....................................................      184,000      (198,000)     (751,000)
Minority interest ..............................................      (16,000)       22,000        85,000
                                                                  -----------   -----------   -----------


NET INCOME (LOSS)  .............................................  $   168,000   $  (176,000)  $  (666,000)
                                                                  ===========   ===========   ===========


Net income (loss) per share ....................................  $       .02   $      (.03)  $      (.10)
                                                                  ===========   ===========   ===========


Weighted average common shares
   outstanding .................................................    6,947,828     6,947,828     6,935,016
                                                                  ===========   ===========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              Common Stock *
                           ------------------
                           Number               Additional
                             of                   Paid-in
                           Shares      Amount     Capital      (Deficit)     Total
                           ------      ------     -------      ---------     -----

Balance - January 1,
   1994  .............   6,424,328   $  65,000   $3,059,000  $  (376,000)  $2,748,000

Issuance of common
   stock for services
   rendered ..........      23,500                   23,000                    23,000

Net (loss) for the
   year ended
   December 31, 1994 .                                          (666,000)    (666,000)
                        ----------   ---------   ----------  -----------   ----------

Balance - December 31,
   1994  .............   6,447,828      65,000    3,082,000   (1,042,000)   2,105,000

Net (loss) for the
   year ended
   December 31, 1995 .                                          (176,000)    (176,000)
                        ----------   ---------   ----------  -----------   ----------

Balance - December 31,
   1995  .............   6,447,828      65,000    3,082,000   (1,218,000)   1,929,000

Net income for the
   year ended
   December 31, 1996 .                                           168,000      168,000
                        ----------   ---------   ----------  -----------   ----------

BALANCE - DECEMBER 31,
   1996  .............   6,447,828   $  65,000   $3,082,000  $(1,050,000)  $2,097,000
                        ==========   =========   ==========  ===========   ==========

*  Excluding shares with put option

                 The accompanying notes to financial statements
                          are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year Ended December 31,
                                                                                   -------------------------------
                                                                                   1996          1995         1994
                                                                                   ----          ----         ----
Cash flows from operating activities:
   Net income (loss)  .......................................................  $   168,000   $  (176,000)  $(666,000)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization ........................................      631,000       617,000     341,000
       Provision for bad debts ..............................................      150,000
       Gain from equity investee ............................................     (157,000)
       Minority interest in net income (loss) of consolidated subsidiary ....       16,000       (22,000)    (85,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable .........................      307,000      (251,000)     84,000
         (Increase) decrease in unbilled accounts receivable ................      545,000      (465,000)    315,000
         Decrease in contract installments receivable .......................       15,000        19,000      15,000
         Decrease in inventory ..............................................       12,000
         Decrease in other current assets ...................................        5,000
         Decrease in refundable deposits ....................................      290,000
         Deferred tax assets ................................................     (463,000)
         (Increase) in cash held in escrow ..................................     (880,000)
         (Increase) decrease in other assets ................................       57,000       (86,000)     62,000
         (Decrease) increase in accounts payable and accrued expenses and
           accrued costs to complete contracts ..............................     (551,000)      802,000    (159,000)
                                                                               -----------   -----------   ---------

             Net cash provided by (used in) operating activities ............      145,000       438,000     (93,000)
                                                                               -----------   -----------   ---------

Cash flows from investing activities:
   Furniture and equipment purchases ........................................      (39,000)      (33,000)    (24,000)
   Software development costs ...............................................      (50,000)      (50,000)   (350,000)
   Investment in joint venture ..............................................                                 (4,000)
   Refunds on Gamma Knife ...................................................       22,000                   148,000
   Cost incurred with leasehold improvements ................................                               (520,000)
                                                                               -----------   -----------   ---------

             Net cash (used in) investing activities ........................      (67,000)      (83,000)   (750,000)
                                                                               -----------   -----------   ---------

Cash flows from financing activities:
   Payments of capital lease obligations ....................................     (522,000)     (430,000)   (220,000)
   Loan payable - officer ...................................................      (20,000)       20,000
   Notes payable - other ....................................................     (100,000)      100,000
   Loan payable - Gamma Knife ...............................................      525,000
   Release from escrow of proceeds from sale of common shares with put option                                500,000
                                                                               -----------   -----------   ---------

             Net cash provided by (used in) financing activities ............     (117,000)     (310,000)    280,000
                                                                               -----------   -----------   ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................      (39,000)       45,000    (563,000)

Cash and cash equivalents - beginning of period .............................      198,000       153,000     716,000
                                                                               -----------   -----------   ---------


CASH AND CASH EQUIVALENTS - END OF PERIOD ...................................  $   159,000   $   198,000   $ 153,000
                                                                               ===========   ===========   =========


Supplemental disclosures of cash flow information: Cash paid for:
     Interest ...............................................................  $   316,000   $   510,000   $ 275,000
     Income taxes ...........................................................       13,000         3,000       3,000

Supplemental disclosures of noncash financing activities:
   Property acquired under capital lease obligations ........................      330,000        14,000
   Issuance of common stock for services rendered ...........................                                 23,000
   Progress payments - Gamma Knife ..........................................    1,450,000     1,160,000
   Loan payable - Gamma Knife ...............................................    1,450,000     1,160,000

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

          The consolidated financial statements include the accounts of GHS, Inc., its wholly owned subsidiaries, Global Health Systems, Inc., GHS Management Services, Inc., U.S. Neurosurgical Physics, Inc., and U.S. Neuro. The Company accounts for its 20% investment in Florida Specialty Network ("FSN"), a computerized processing systems provider which operates in the United States on the equity method.

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

      [4] Depreciation and amortization:

          The cost of furniture and equipment is depreciated on the straight-line method over the estimated useful lives of such assets. Leasehold costs are amortized on the straight-line method over 20 years, the life of the lease.

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

(NOTE C) - Furniture and Equipment:

          Furniture and equipment is stated at cost and is summarized as follows:

                                              December 31,
                                           -------------------
                                             1996       1995
                                           --------  ---------

           Equipment ....................  $125,000  $181,000
           Furniture ....................    38,000    41,000
                                           --------  --------

                     T o t a l ..........   163,000   222,000

           Less accumulated depreciation     86,000   166,000
                                           --------  --------

                     B a l a n c e ......  $ 77,000  $ 56,000
                                           ========  ========

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Furniture and Equipment:  (continued)

      Equipment, under a capital lease, and leasehold interest, is stated at cost and is summarized as follows:

                                                December 31,
                               --------------------------------------------
                                        1996                      1995
                               ---------------------  ---------------------
                                Leasehold              Leasehold
                                Interest   Equipment   Interest   Equipment
                               ----------  ---------  ----------  ---------

Cost ........................  $1,036,000  $2,900,000  $708,000   $2,900,000
Accumulated depreciation and
   amortization .............      82,000     967,000    47,000      552,000
                               ----------  ----------  --------   ----------

          T o t a l .........  $  954,000  $1,933,000  $661,000   $2,348,000
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

      During the year ended December 31, 1996, the Company capitalized interest cost amounting to $249,000 relating to the construction of a Gamma Knife project.

(NOTE D) - Software Development Costs:

      Software development costs are summarized as follows:

                                        Year Ended December 31,
                                  ----------------------------------
                                     1996        1995        1994
                                  ---------   ---------   ----------

      Balance - beginning of
         period. . . . . . . . .  $ 291,000   $ 389,000   $ 210,000
      Additions for the period .     50,000      50,000     350,000
      Amortization . . . . . . .   (161,000)   (148,000)   (171,000)
                                  ----------  ----------  ----------

      Balance - end of period. .  $ 180,000   $ 291,000   $ 389,000
                                  ==========  ==========  =========

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

      Future lease payments on the equipment leases are as follows:

        Year Ending                                     Three Year      Computer
       December 31,       Knife 1          Knife 2         Loan         Equipment        Total
      --------------     ---------        ---------       ------        ---------        ------

         1997 .....      $  805,000      $  263,000      $ 84,000      $   16,000      $1,168,000
         1998 .....         805,000         731,000       143,000          15,000       1,694,000
         1999 .....         472,000         731,000       143,000          10,000       1,356,000
         2000 .....                                                       731,000         731,000
         2001 .....                                                       731,000         731,000
         2002 .....                                                       731,000         731,000
         Thereafter                                                       245,000         245,000
                         ----------      ----------      --------      ----------      ----------
                          2,082,000       4,163,000       370,000          41,000       6,656,000
     Less interest          358,000       1,263,000        70,000           7,000       1,698,000
     Less:  final
        payment ...                                                       290,000         290,000
                         ----------      ----------      --------      ----------      ----------

     Present value
        of net
        minimum
        obligation       $1,724,000      $2,610,000      $300,000      $   34,000      $4,668,000
                         ==========      ==========      ========      ==========      ==========

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

          Listed below is information as to options granted and exercisable. As of December 31, 1996 no options have been exercised.

                                        Number of Shares
                                   --------------------------  Exercisable
                                     1996     1995     1994       Price
                                   -------- -------- --------  -----------

         Outstanding January 1. .  430,000  430,000  430,000      $1.00
         Options expired. . . . .   70,000                         1.00
                                   -------- -------- --------

         Options outstanding. . .  360,000  430,000  430,000       1.00
                                   ======== ======== ========

         Options exercisable. . .  338,375  364,875  307,750
                                   ======== ======== =======

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

(continued)

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Taxes:

         Income tax (benefit) is comprised of the following:

                                              Year Ended December 31,
                                             --------------------------
                                                1996      1995    1994
                                             ----------  ------  ------
                  Current:
                     Federal. . . . . . . .  $  - 0 -    $- 0 -  $- 0 -
                     State. . . . . . . . .     - 0 -     - 0 -   - 0 -
                                             ----------  ------  ------

                                                - 0 -     - 0 -   - 0 -
                                             ----------  ------  ------

                  Deferred:
                     Federal. . . . . . . .   (404,000)   - 0 -   - 0 -
                     State. . . . . . . . .    (59,000)   - 0 -   - 0 -
                                             ----------  ------  ------

                                              (463,000)   - 0 -   - 0 -
                                             ----------  ------  ------

                  Income tax benefit. . . .  $(463,000)  $- 0 -  $- 0 -
                                             ==========  ======  ======

      The difference between income tax benefit at the statutory federal income tax rate and income tax benefit reported in the statement of operations is as follows:

                                             Year Ended December 31,
                                         --------------------------------
                                            1996        1995       1994
                                         ----------  ---------  ---------

         Income tax (benefit) at the
            federal statutory rate. . .  $(100,000)  $(67,000)  $(255,000)
         State income tax (benefit),
            net of federal taxes. . . .    (15,000)   (10,000)    (38,000)
         Change in valuation allowance.   (348,000)    77,000     293,000
                                         ---------   --------   ---------

                                         $(463,000)  $ - 0 -    $  - 0 -
                                         =========   =========  =========

      Temporary differences which give rise to deferred tax asset are as follows:

                                            Year Ended December 31,
                                         ---------------------------------
                                            1996         1995       1994
                                         ----------   ---------  ---------
         Net operating loss
            carryforwards . . . . . . .  $1,013,000   $ 730,000  $ 570,000
         Allowance for doubtful
            accounts. . . . . . . . . .      64,000       6,000      6,000
         Unbilled accounts receivable .                  77,000     37,000
         Excess of tax depreciation
            over book depreciation. . .    (344,000)   (195,000)   (72,000)
         Valuation allowance. . . . . .    (270,000)   (618,000)  (541,000)
                                         ----------   ---------  ---------

         Deferred tax asset - net . . .  $  463,000   $  - 0 -   $  - 0 -
                                         ==========   =========  =========

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

                           GHS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - Business Segments:

      The Company's business segments are the development, installation and maintenance of computerized integrated processing systems and the operation of stereotactic radiosurgery centers, utilizing the Gamma Knife technology. Corporate assets are principally cash and cash equivalents. The following is the Company's business segment data:

                                                        Year Ended December 31,
                                                  ---------------------------------------
                                                      1996          1995         1994
                                                  -----------   -----------   -----------
Revenue:
   Computerized processing systems .............  $ 2,780,000   $ 3,162,000   $ 1,954,000
   Gamma Knife .................................    1,452,000     1,283,000       381,000
                                                  -----------   -----------   -----------

          T o t a l ............................  $ 4,232,000   $ 4,445,000   $ 2,335,000
                                                  ===========   ===========   ===========

Operating income (loss):
   Computerized processing systems .............  $  (620,000)  $  (136,000)  $  (327,000)
   Gamma Knife .................................      491,000       441,000      (139,000)
                                                  -----------   -----------   -----------
   Operating income (loss)  ....................     (129,000)      305,000      (466,000)
                                                  -----------   -----------   -----------

Interest (expense)  ............................     (309,000)     (504,000)     (308,000)
Investment income ..............................        2,000         1,000        23,000
Gain from equity investee(1) ...................      157,000
                                                  -----------   -----------   -----------

          T o t a l ............................     (150,000)     (503,000)     (285,000)
                                                  -----------   -----------   -----------

Loss before income tax benefit and
   minority interest ...........................  $  (279,000)  $  (198,000)  $  (751,000)
                                                  ===========   ===========   ===========

                                                        Year Ended December 31,
                                                  ---------------------------------------
                                                      1996          1995         1994
                                                  -----------   -----------   -----------
Assets:
   Computerized processing systems(2) ..........  $ 1,307,000   $ 2,505,000   $ 1,966,000
   Gamma Knife .................................    6,623,000     4,834,000     3,889,000
   Corporate assets ............................      705,000                      30,000
                                                  -----------   -----------   -----------

          T o t a l ............................  $ 8,635,000   $ 7,339,000   $ 5,885,000
                                                  ===========   ===========   ===========

Capital expenditures:
   Computerized processing systems .............  $    89,000   $    80,000   $   367,000
   Gamma Knife .................................      330,000         3,000       544,000
                                                  -----------   -----------   -----------

          T o t a l ............................  $   419,000   $    83,000   $   911,000
                                                  ===========   ===========   ===========

Depreciation and amortization:
   Computerized processing systems .............  $   179,000   $   168,000   $   191,000
   Gamma Knife .................................      452,000       449,000       150,000
                                                  -----------   -----------   -----------

          T o t a l ............................  $   631,000   $   617,000   $   341,000
                                                  ===========   ===========   ===========

(1) Substantially all the gain from investee is due to the settlement of litigation in 1996.

(2) Investment in the net assets of FSN amounted to approximately $187,000, $83,000 and $83,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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


/s/ Richard A. Eisner & Company LLP

New York, New York
March 13, 1997

                                                                     SCHEDULE II

                           GHS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                            Column A             Column B                    Column C                Column D        Column E
                                                                             Additions
                                                               --------------------------------
                                                                       (1)             (2)
                                                 Balance       ----------------  --------------
                                                    at                              Charged to                          Balance
                                                beginning          Charged to         other                               at
                                                    of              costs and       accounts -       Deductions -       end of
                          Description             period            expenses       describe(A)       describe(B)        period
------------------------------------------- ------------------ ----------------  --------------  ------------------  -------------
Allowance for doubtful accounts:

   1996 . . . . . . . . . . . . . . . . .             $14,000        $150,000                                             $164,000
                                                      ========       =========                                            ========

   1995 . . . . . . . . . . . . . . . . .             $14,000                                                             $ 14,000
                                                      ========                                                            ========

   1994 . . . . . . . . . . . . . . . . .             $14,000                                                             $ 14,000
                                                      ========                                                            ========

Reserve for inventory obsolescence:

   1996 . . . . . . . . . . . . . . . . .             $15,000                                          $15,000 (B)        $ - 0 -
                                                      ========                                                            =======

   1995 . . . . . . . . . . . . . . . . .             $15,000                                                             $ 15,000
                                                      ========                                                            ========

   1994 . . . . . . . . . . . . . . . . .             $15,000                                                             $ 15,000
                                                      ========                                                            ========

(B) Liquidation of obsolete inventory.

                 The accompanying notes to financial statements
                          are an integral part hereof.

================================================================================




                         FLORIDA SPECIALTY NETWORK, LTD.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995




================================================================================

                         FLORIDA SPECIALTY NETWORK, LTD.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           1

FINANCIAL STATEMENTS

  Balance Sheets                                                             2
  Statements of Operations and Partners' Equity                              3
  Statements of Cash Flows                                                   4
  Notes to Financial Statements                                             5-9

SUPPLEMENTARY INFORMATION

  General and Administrative Expenses                                        10

                     [LETTERHEAD OF RACHLIN COHEN & HOLTZ]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Florida Specialty Network, Ltd.
Miramar, Florida

We have audited the accompanying balance sheets of Florida Specialty Network, Ltd. as of December 31, 1996 and 1995 and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Specialty Network, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Rachlin Cohen & Holtz

Miami, Florida
March 14, 1997

                         FLORIDA SPECIALTY NETWORK, LTD.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                ASSETS                                       1996         1995
                                                          ----------    --------
Current Assets:

  Cash and cash equivalents                               $   58,245    $ 67,588
  Accounts receivable, net                                    56,790      34,282
  Other receivables                                          400,105        --
  Prepaid expenses and other                                  25,162      16,034
                                                          ----------    --------
    Total current assets                                     540,302     117,904

Property and Equipment                                     1,044,990     235,384

Other Assets                                                  67,283      22,622
                                                          ----------    --------

                                                          $1,652,575    $375,910
                                                          ==========    ========

   LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:

  Accounts payable and accrued expenses                   $  374,181    $ 94,683
  Due to affiliates                                          181,675     122,817
  Current maturities of long-term debt and
    capital lease obligations                                 86,331      39,528
                                                          ----------    --------
      Total current liabilities                              642,187     257,028

Long-Term Debt and Capital Lease Obligations,
  Net of Current Maturities                                  231,703      38,737

Commitments, Contingencies and Other Matters                    --          --

Partners' Equity                                             778,685      80,145
                                                          ----------    --------

                                                          $1,652,575    $375,910
                                                          ==========    ========

                       See notes to financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                        1996           1995
                                                    -----------     -----------

Revenue                                             $ 4,325,468     $ 1,277,154
                                                    -----------     -----------

Operating Expenses:
  Salaries and benefits                               1,506,963         609,780
  Depreciation                                          115,470          34,109
  General and administrative expenses                 2,797,308         608,518
                                                    -----------     -----------
                                                      4,419,741       1,252,407
                                                    -----------     -----------
Income (Loss) from Operations                           (94,273)         24,747
                                                    -----------     -----------

Other Income (Expense):
  Litigation settlement, net                            808,669            --
  Interest income                                         5,784           1,574
  Interest expense                                      (16,815)         (5,225)
  Loss on sale of property and equipment                 (4,825)           --
                                                    -----------     -----------
                                                        792,813          (3,651)
                                                    -----------     -----------

Net Income                                              698,540          21,096
Partners' Equity, Beginning                              80,145          59,049
                                                    -----------     -----------
Partners' Equity, Ending                            $   778,685     $    80,145
                                                    ===========     ===========

                       See notes to financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                 1996         1995
                                                             -----------   ---------
Cash Flows from Operating Activities:
  Net income                                                 $   698,540   $  21,096
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                               115,470      34,109
      Loss on sale of property and equipment                       4,825        --
      Changes in operating assets and liabilities:
        Increase (decrease) in:
          Accounts receivable                                    (22,508)     (2,057)
          Prepaid expenses and other                              (9,128)      3,429
          Other assets                                           (44,661)     (5,773)
        Increase in:
          Accounts payable and accrued expenses                  279,498      56,745
                                                             -----------   ---------
            Net cash provided by operating activities          1,022,036     107,549
                                                             -----------   ---------

Cash Flows from Investing Activities:
  Expenditures for property and equipment                       (566,403)    (98,713)
  Other receivables                                             (400,105)       --
  Proceeds from sale of property and equipment                       630        --
                                                             -----------   ---------

            Net cash used in investing activities               (965,878)    (98,713)
                                                             -----------   ---------

Cash Flows from Financing Activities:
  Repayment of long-term debt and capital lease obligations     (124,359)    (35,728)
  Borrowings from affiliates, net                                 58,858      63,418
                                                             -----------   ---------
            Net cash provided by financing activities            (65,501)     27,690
                                                             -----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents              (9,343)     36,526

Cash and Cash Equivalents, Beginning                              67,588      31,062
                                                             -----------   ---------
Cash and Cash Equivalents, Ending                            $    58,245   $  67,588
                                                             ===========   =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                   $    16,815   $   5,225
                                                             ===========   =========

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
    Purchase of new equipment through installment
      loans and capital leases                               $   364,128   $  68,870
                                                             ===========   =========

                       See notes to financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 and 1995

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Capitalization

               Florida Specialty Network, Ltd. (the "Company") is a limited partnership organized on January 19, 1993 under the laws of the State of Florida.

               The Agreement and Certificate of Limited Partnership provides, among other things, that profits, losses and distributions are based upon the respective interests of the general and limited partners, and that the General Partner shall have the exclusive authority to manage the partnership.

          Business

               The Company provides data processing services to and for managed care and medical networks.

          Cash and Cash Equivalents

               The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

          Property and Equipment

               Property and equipment are recorded at cost and depreciated using accelerated methods, over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

          Income Taxes

               The Company has elected to be taxed as a partnership under the applicable sections of the Internal Revenue Code; accordingly, the partners' share of income or loss is included in their individual tax returns. Therefore, no provision or credit for income taxes has been included in these financial statements.

          Concentration of Credit Risk

               Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances at financial institutions that, at certain times during the year, exceed federally insured limits. The Company believes that such risks are minimized as a result of the size and stature of the financial institutions in which the Company maintains its accounts.

          Other Receivables

               Other receivables at December 31, 1996 are primarily comprised of amounts due for reimbursement of expenditures by the Company on behalf of the landlord for tenant improvements. Such amount was subsequently collected.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications

               Certain amounts in 1995 have been reclassified to conform to 1996 presentation.

NOTE 2. PROPERTY AND EQUIPMENT

                                                     Estimated
                                                   Useful Lives
                                                      (Years)        1996       1995
                                                      -------        ----       ----
               Computer equipment                        5         $762,458   $211,783
               Machinery and equipment                   5          133,000     38,126
               Office furniture and equipment           5-7         122,348     30,271
               Leasehold improvements                   2-5         184,173      6,901
                                                                 ----------   --------
                                                                  1,201,979    287,081
               Less accumulated depreciation                        156,989     51,697
                                                                 ----------   --------
                                                                 $1,044,990   $235,384
                                                                 ==========   ========

NOTE 3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          The Company has an equipment obligation payable to a financial institution. The outstanding balance at December 31, 1996 and 1995 was $2,250 and $11,250, respectively. Payments are due in monthly principal installments of $750, plus interest at 9.5%, with the final payment in March l997. The note is secured by the equipment.

          The Company also has capital lease obligations with varying monthly payments totaling approximately $8,400, at varying rates of imputed interest ranging from 11.9% to 16.3%. The obligations are secured by leased equipment with an amortized cost of approximately $327,000 as of December 31, 1996.

          Maturities of the note payable and capital lease obligations at December 31, 1996 are due as follows:

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                     Note     Capital Lease
                                                    Payable    Obligations
                                                    -------    -----------

               1997                                 $ 2,250      $100,967
               1998                                    --          89,548
               1999                                    --          73,374
               2000                                    --          73,374
               2001                                    --          41,061
                                                    -------      --------
                                                      2,250       378,324
               Less amount representing interest       --          62,540
                                                    -------      --------
                                                      2,250       315,784
               Less current maturity                  2,250        84,081
                                                    -------      --------
                                                    $  --        $231,703
                                                    =======      ========

NOTE 4. RELATED PARTY TRANSACTIONS

     Facilities Rental

          The Company receives a monthly fee from an affiliated entity for use of the Company's facilities. The total fees received for 1996 and 1995 were $190,677 and $26,613, respectively.

     Due From Affiliate

          Accounts receivable due from related companies totaled $22,681 and $33,334 at December 31, 1996 and 1995.

     Loans from Affiliates

          The Company has unsecured loans payable to affiliated companies of $181,675 and $122,818 at December 31, 1996 and 1995. Certain of these loans bear interest at 8%, with no scheduled repayment plan.

     Data Processing Agreements with Affiliates

          A significant portion of the Company's revenues are derived from several affiliated companies. Approximately $3,789,000 (88%), $1,081,000 (85%) of revenue was attributed to these companies for years ended December 31, 1996 and 1995.

     Consulting Fees

          The Company paid consulting fees to a partner and other related entities in the amount of approximately $727,000 during 1996.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4. RELATED PARTY TRANSACTIONS (Continued)

     Construction Contract with Related Party

          The Company contracted with an entity owned by an individual related to one of the partners of the Company to contruct the leasehold improvements at the Company's new offices. The total amount of the contract, approximately $520,000, was incurred during 1996.

NOTE 5. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Lease Commitment

          The Company leases office facilities under several operating leases which expire between 1997 and 2002 and provide for a base rent and additional rent equal to the Company's percentage of direct operating expenses of the building, subject to certain limitations. The aggregate monthly obligation is approximately $39,000. One of the operating leases has been assigned to the Company by an affiliated entity. The approximate future minimum base lease payments under leases expiring subsequent to December 31, 1996 are as follows:

                    1997                                $  480,000
                    1998                                   470,000
                    1999                                   351,000
                    2000                                   237,000
                    2001                                   246,000
                    2002                                    41,000
                                                        ----------
                                                        $1,825,000

          Rent expense relating to operating leases amounted to approximately $274,000 and $85,000 for 1996 and 1995, respectively.

     Consulting/Marketing Agreement

          In accordance with the terms of an agreement as amended on June 1, 1996, the Company, together with another company affilated by means of common control (the "Companies"), is committed to pay compensation to certain consultants for consulting and marketing services. The term of the agreement is for one year and is automatically renewed for successive one year terms until terminated in accordance with the provisions of the agreement.

          The agreement provides, among other things, for compensation in the form of a marketing fee to be paid by the Companies equal to 10% of the management fees (as defined) attributable to certain specified clients with whom the Companies contracted due to the efforts of the consultants.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Data Processing Agreements with Health Care Providers

          The Company generally enters into data processing agreements with health care providers to provide the Company's computerized claims processing services. These agreements generally are limited to a particular medical specialty for a specified geographic area; may be terminated for default by either party upon thirty days written notice; and provide, as compensation to the Company for the services, a monthly fee based upon a percentage of the provider's aggregate monthly capitation and/or fee-for-service, at specified rates and ranges.

     Letters of Credit

          In October 1996, the Company negotiated an irrevocable letter of credit in the amount of $50,000 in connection with a lease for office space. The letter of credit expires April 1997.

          In January 1997, the Company negotiated an irrevocable letter of credit in the amount of $400,000 in connection with a security deposit for a lease of office space. This letter of credit automatically renews at lesser amounts pursuant to the following schedule:

                    February 15, 1998                  $320,000
                    February 15, 1999                   240,000
                    February 15, 2000                   160,000
                    February 15, 2001                    80,000
                    February 15, 2002               Expiration Date

NOTE 6. LITIGATION SETTLEMENT

          During 1996 the Company settled litigation in which it was seeking damages relating to non-performance on the part of the other party to a certain contract. The total damages received was $1,300,000. The Company incurred legal fees and other costs of $491,331 resulting in net proceeds of $808,669.

                         FLORIDA SPECIALTY NETWORK, LTD.

                            SUPPLEMENTARY INFORMATION

                           DECEMBER 31, 1996 AND 1995

                         FLORIDA SPECIALTY NETWORK, LTD

                       GENERAL AND ADMINISTRATIVE EXPENSES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                        1996              1995
                                                     ----------         --------

Consulting                                           $  727,802         $ 13,000
Commissions                                             323,715           55,327
Rent                                                    274,358           85,389
Telephone                                               197,465           45,203

Professional fees                                       192,015           81,720
Insurance                                               172,058           41,424
Taxes and licenses                                      152,149            1,594
Casual labor                                            139,524            8,818

Employment agency costs                                 124,016           18,400
Office expense                                          112,842           57,876
Travel and entertainment                                 92,833           77,692
Computer                                                 79,470           25,128

Repairs and maintenance                                  75,201            8,215
Courier services                                         52,376           17,316
Advertising                                              26,877           21,289
Auto                                                     26,577            9,267

Postage                                                  21,687            8,189
Data processing                                           2,035            4,327
Meetings and seminars                                     1,989            2,308
Contributions                                             1,350            3,475

Dues and subscriptions                                      969            4,687
Equipment rental                                           --             12,098
Physicians services                                        --              5,776
                                                     ----------         --------
                                                     $2,797,308         $608,518
                                                     ----------         --------

================================================================================




                         FLORIDA SPECIALTY NETWORK, LTD

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993




================================================================================

                         FLORIDA SPECIALTY NETWORK, LTD.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           1

FINANCIAL STATEMENTS

  Balance Sheets                                                             2
  Statements of Operations                                                   3
  Statements of Partners' Equity                                             4
  Statements of Cash Flows                                                   5
  Notes to Financial Statements                                             6-9

SUPPLEMENTARY INFORMATION

  General and Administrative Expenses                                        10

                     [LETTERHEAD OF RACHLIN COHEN & HOLTZ]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Florida Specialty Network, Ltd.
Pembroke Pines, Florida

We have audited the accompanying balance sheets of Florida Specialty Network, Ltd. as of December 31, 1995, 1994, and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Specialty Network, Ltd. as of December 31, 1995, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Rachlin Cohen & Holtz

Miami, Florida
August 16, 1996

                         FLORIDA SPECIALTY NETWORK, LTD.

                                 BALANCE SHEETS

                        DECEMBER 31, 1995, 1994 AND 1993

                ASSETS                                1995      1994     1993
                                                      ----      ----     ----
Current Assets:
  Cash and cash equivalents                         $ 67,588  $ 31,062  $ 30,367
  Accounts receivable, net                            34,282    32,225    36,519
  Prepaid expenses and other                          16,034    19,463     1,710
                                                    --------  --------  --------
      Total current assets                           117,904    82,750    68,596

Property and Equipment                               235,384   101,910    35,532

Other Assets                                          22,622    16,849     2,210
                                                    --------  --------  --------

                                                    $375,910  $201,509  $106,338
                                                    ========  ========  ========

   LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:

  Accounts payable and accrued expenses               94,683    37,937    16,082
  Due to affiliates                                  122,817    59,400      --
  Current maturities of long-term debt and
    capital lease obligations                         39,528    20,091     9,000
                                                    --------  --------  --------
      Total current liabilities                      257,028   117,428    25,082

Long-Term Debt and Capital Lease Obligations,
  Net of Current Maturities                           38,737    25,032    20,250

Commitments, Contingencies and Other Matters            --        --        --

Partners' Equity                                      80,145    59,049    61,006
                                                    --------  --------  --------

                                                    $375,910  $201,509  $106,338
                                                    ========  ========  ========


                       See notes to financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                1995        1994         1993
                                                ----        ----         ----
Revenue                                     $ 1,277,154   $ 955,667   $ 293,113
                                            -----------   ---------   ---------

Operating Expenses:

  Salaries and benefits                         609,780     437,371      50,849
  Depreciation                                   34,109      17,370       3,368
  General and administrative expenses           608,518     506,731     207,700
                                            -----------   ---------   ---------
                                              1,252,407     961,472     261,917
                                            -----------   ---------   ---------

Income (Loss) from Operations                    24,747      (5,805)     31,196
                                            -----------   ---------   ---------

Other Income (Expense):

  Interest income                                 1,574         304         566
  Interest expense                               (5,225)     (4,381)       (757)
                                            -----------   ---------   ---------
                                                 (3,651)     (4,077)       (191)
                                            -----------   ---------   ---------

Net Income (Loss)                           $    21,096   $  (9,882)  $  31,005
                                            ===========   =========   =========


                       See notes to financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                         STATEMENTS OF PARTNERS' EQUITY

                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995         1994           1993
                                               ----         ----           ----

Partners' Equity, Beginning                  $59,049      $ 61,006       $  --

Net Income (Loss)                             21,096        (9,882)       31,005

Capital Contributions                           --           7,925        30,001
                                             -------      --------       -------

Partners' Equity, Ending                     $80,145      $ 59,049       $61,006
                                             =======      ========       =======


                       See notes to financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995        1994      1993
                                                                ----        ----      ----
Cash Flows from Operating Activities:
  Net income (loss)                                          $  21,096   $ (9,882)  $ 31,005
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                              34,109     17,370      3,368
      Donated services                                            --          300       --
      Changes in operating assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                                   (2,057)     4,294    (36,519)
          Prepaid expenses and other                             3,429    (17,753)    (1,710)
          Other assets                                          (5,773)   (14,639)    (2,210)
        Increase in:
          Accounts payable and accrued expenses                 56,745     21,855     16,082
                                                             ---------   --------   --------
            Net cash provided by operating activities          107,549      1,545     10,016
                                                             ---------   --------   --------

Cash Flows from Investing Activities:
  Expenditures for property and equipment                      (98,713)   (42,837)    (7,400)
                                                             ---------   --------   --------

Cash Flows from Financing Activities:
  Repayment of long-term debt and capital lease obligations    (35,728)   (17,413)    (2,250)
  Borrowings from affiliates                                    63,418     59,400       --
  Capital contributions                                           --         --       30,001
                                                             ---------   --------   --------
            Net cash provided by financing activities           27,690     41,987     27,751
                                                             ---------   --------   --------
Net Increase in Cash and Cash Equivalents                       36,526        695     30,367

Cash arid Cash Equivalents, Beginning                           31,062     30,367       --
                                                             ---------   --------   --------

Cash and Cash Equivalents, Ending                            $  67,588   $ 31,062   $ 30,367
                                                             =========   ========   ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                     $   5,225   $  4,381   $    757
                                                             =========   ========   ========

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
    Purchase of new equipment through installment
      loans and capital leases                               $  68,870   $ 33,286   $ 31,500
                                                             =========   ========   ========

Acquisitions of new equipment through capital contributions  $    --     $  7,625   $   --
                                                             =========   ========   ========


                       See notes to financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Capitalization

               Florida Specialty Network, Ltd. (the "Company") is a limited partnership organized on January 19, 1993 under the laws of the State of Florida.

               The Agreement and Certificate of Limited Partnership provides, among other things, that profits, losses and distributions are based upon the respective interests of the general and limited partners, and that the General Partner shall have the exclusive authority to manage the partnership.

               In 1993, the Company's operations were conducted together with a Delaware corporation, Network Data Systems, Inc. ("NDS"), that was affiliated by means of common ownership. The financial statements for 1993 combine the financial position and results of operations of NDS with those of the Company. In 1994, the net assets and operations of NDS were effectively combined with those of the Company.

          Business

               The Company provides data processing services to and for managed care and medical networks.

          Cash and Cash Equivalents

               The Company considers all highly liquid debt securities with original maturities of three months or less to be cash equivalents.

          Property and Equipment

               Property and equipment are recorded at cost and depreciation using accelerated methods, over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

          Income Taxes

               The Company has elected to be taxed as a partnership under the applicable sections of the Internal Revenue Code; accordingly, the partners' share of income or loss is included in their individual tax returns. Therefore, no provision or credit for income taxes has been included in these financial statements.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Concentration of Credit Risk

               Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances at financial institutions that, at certain times during the year, exceed federally insured limits. The Company believes that such risks are minimized as a result of the size and stature of the financial institutions in which the Company maintains its accounts.

          Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.   PROPERTY AND EQUIPMENT

                                                     Estimated
                                                   Useful Lives
                                                      (Years)       1995       1994          1993
                                                      -------       ----       ----          ----

               Machinery and equipment                   5        $ 38,126   $ 37,804    $ 38,900
               Computer equipment                        5         211,783     66,105
               Office furniture and equipment           5-7         30,271      8,688        --
               Leasehold improvements                   2-5          6,901      6,901        --
                                                                  --------   --------    --------
                                                                   287,081    119,498      38,900
               Less accumulated depreciation                        51,697     17,588       3,368
                                                                  --------   --------    --------
                                                                  $235,384   $101,910    $ 35,532
                                                                  ========   ========    ========

NOTE 3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          The Company has an equipment obligation payable to a financial institution. The outstanding balance at December 1995 was $11,250. Payments are due in monthly principal installments of $750, plus interest at 9.5%, with the final payment in March l997. The note is secured by the equipment

          The Company also has capital lease obligations with varying monthly payments, at varying rates of imputed interest ranging from 11.9% to 16.3%. The obligations are secured by leased equipment with an amortized cost of approximately $82,000 at December 31, 1995.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          Maturities of the note payable and capital lease obligations at December 31, 1995 are due as follows:

                                                     Note     Capital Lease
                                                    Payable    Obligations
                                                    -------    -----------

               1996                                 $ 9,000       $37,956
               1997                                   2,250        27,592
               1998                                    --          16,174
                                                    -------       -------
                                                     11,250        81,722
               Less amount representing interest       --          14,707
                                                    -------       -------
                                                     11,250        67,015
               Less current maturities                9,000        30,528
                                                    -------       -------
                                                    $ 2,250       $36,487
                                                    =======       =======

NOTE 4.   RELATED PARTY TRANSACTIONS

          Beginning in March 1995, the Company received a monthly fee from an affiliated entity for use of the Company's facilities. The total fees received for 1995 were $26,613.

          Accounts receivable for all related companies total $33,344, $25,914 and $35,440 at December 31, 1995, 1994 and 1993, respectively.

          The Company has unsecured loans payable to affiliated companies of $122,818 and $59,400 at December 31, 1995 and 1994, respectively. Certain of these loans bear interest at 8%, with no scheduled repayment plan.

          A significant portion of the Company's revenues are derived from several affiliated companies. Approximately $1,081,000 (85%), $664,000 (69%), and $185,000 (63%) of revenue was attributed to these companies for 1995, 1994 and 1993, respectively.

NOTE 5.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          Leases

               The Company leases office facilities under several operating leases which expire principally through September 1996, and which provide for a base rent and additional rent equal to the Company's percentage of direct operating expenses of the building, subject to certain limitations. One of the operating leases has been assigned to the Company by an affiliated entity. The approximate total future minimum base lease commitment pursuant to the lease for the year ended December 31, 1996 is $80,000.

               Rent expense relating to operating leases amounted to approximately $85,000, $48,000 and $6,000 for 1995, 1994 and
               1993, respectively.

                         FLORIDA SPECIALTY NETWORK, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          Consulting/Marketing Agreement

               Effective July 15, 1994, the Company entered into a certain agreement for consulting services related to the Company's computerized claims processing business.

               This agreement expires on December 31, 1996, subject to extending the terms by mutual agreement; provided for compensation based upon a percentage of net profits, as defined, earned and collected; and provided that, at commencement, the Company give the consultant a 1% limited partnership interest, and an additional 1% limited partnership interest for every $1,500,000 of net profits received by the Company.

               This agreement was replaced with a Consulting/Marketing Agreement made on June 1, 1996.

          Data Processing Agreements with Health Care Providers

               The Company generally enters into data processing agreements with health care providers to provide the Company's computerized claims processing services. These agreements generally are limited to a particular medical specialty for a specified geographic area; may be terminated for default by either party upon thirty days written notice; and provide, as compensation to the Company for the services, a monthly fee based upon a percentage of the provider's aggregate monthly capitation and/or fee-for-service, at specified rates and ranges.

NOTE 6.   SUBSEQUENT EVENT

          Subsequent to December 31, 1995, the Company entered into a letter of intent to sell substantially all of its operating assets. The expected closing date for the transaction is February 1997.

                         FLORIDA SPECIALTY NETWORK, LTD.

                            SUPPLEMENTARY INFORMATION

                        DECEMBER 31, 1995, 1994 AND 1993

                         FLORIDA SPECIALTY NETWORK, LTD

                       GENERAL AND ADMINISTRATIVE EXPENSES

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   1995             1994             1993
                                   ----             ----             ----
Rent                             $ 85,389         $ 48,313         $  5,988
Professional fees                  81,720           60,320           36,483
Travel and entertainment           77,692           60,267           11,226
Office expense                     57,876           32,543           16,207

Commissions                        55,327           12,824             --
Telephone                          45,203           28,147            4,410
Insurance                          41,424           23,984            2,825
Casual labor                       27,218           48,700            7,019

Computer                           25,128           18,036            1,747
Advertising                        21,289            7,003           12,460
Courier services                   17,316           10,431              180
Consulting                         13,000          124,100             --

Equipment rental                   12,098           11,870            4,495
Auto                                9,267            2,491              129
Repairs and maintenance             8,215            5,193            5,637
Postage                             8,189            7,195              841
Physicians services                 5,776             --               --

Dues and subscriptions              4,687            1,235              673
Data processing                     4,327             --             94,775
Contributions                       3,475              625             --
Meetings and seminars               2,308            2,033              255
Taxes and licenses                  1,594            1,421            2,350
                                 --------         --------         --------

                                 $608,518         $506,731         $207,700
                                 ========         ========         ========