Form 10-Q
period 1997-06-30
GHS INC
filed 1997-08-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission file number
June 30, 1997                                                     0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                       52-1373960
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

                  YES |X|                       NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                Outstanding at August 11, 1997
   -----                                ------------------------------
Common Stock, $.01 par value                   6,947,828 Shares

                                     PART I
                              FINANCIAL INFORMATION

                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        June 30,    December 31,
                                                           1997         1996
                                                           ----         ----

Current assets:
  Cash                                               $    71,000    $   159,000
  Accounts receivable, net of allowance                1,050,000        994,000
  for doubtful accounts of $164,000 in
  1997 and 1996
  Unbilled accounts receivable                                --         31,000
  Other current assets                                    76,000         86,000
                                                     -----------    -----------
      Total current assets                           $ 1,197,000    $ 1,270,000
  Furniture and equipment, net                            98,000         77,000
  Software development costs                             105,000        180,000
  Other assets                                           197,000        198,000
  Deferred tax asset                                     463,000        463,000
  Gamma Knife venture assets:
      Gamma Knife                                      4,630,000      1,933,000
      Progress payment- Gamma Knife                           --      2,610,000
      Costs incurred in connection with
      unamortized leasehold interest                   1,822,000        954,000
      Deposits                                                --         43,000
      Cash held in escrow                                263,000        907,000
      TOTAL                                          $ 8,775,000    $ 8,635,000
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   729,000    $   845,000
  Loan payable-Gamma Knife-current portion                    --         63,000
  Obligation under capital lease -Gamma Knife-
    current portion                                      860,000        592,000
  Demand loan                                                 --        525,000
  Equipment                                              153,000         69,000
                                                     -----------    -----------
      Total current liabilities                        1,742,000      2,094,000

  Obligation under capital lease
  Gamma Knife                                          4,164,000      1,132,000
  Equipment                                              316,000        265,000
  Loan payable - Gamma Knife                                  --      2,547,000
  Common stock - par value $.01: 500,000
  shares issued with put option                          500,000        500,000

  Stockholders' equity:
  Common stock - $.01 par value -
      25,000,000 shares authorized;
      6,447,828 issued and outstanding
      in 1997 and 1996                                    65,000         65,000
  Additional paid-in capital                           3,082,000      3,082,000
  (Deficit)                                           (1,094,000)    (1,050,000)
                                                     -----------    -----------
      Total stockholders' equity                     $ 2,053,000    $ 2,097,000
                                                     -----------    -----------

       TOTAL                                         $ 8,775,000    $ 8,635,000
                                                     ===========    ===========

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               June 30,
                                                               --------

                                                         1997           1996
                                                         ----           ----

Revenue:
     Software Systems                               $   127,000     $   209,000
     Maintenance                                        407,000         345,000
     Claims Processing                                  108,000         126,000
     Patient Revenue                                    378,000         399,000
                                                    -----------     -----------
         Total                                        1,020,000       1,079,000

Expenses:
     Software Systems                                   245,000         350,000
     Maintenance                                        248,000         235,000
     Claims Processing                                   85,000          75,000
     Patient Expenses                                   180,000         167,000
     Selling, General and Administrative                281,000         239,000
                                                    -----------     -----------
         Total                                        1,039,000       1,077,000

Income (loss) before items listed below             $   (19,000)    $     2,000

Interest expense                                        (65,000)       (116,000)

Interest income                                           5,000              --

Net (Loss)                                              (79,000)       (116,000)
                                                    -----------     -----------

Net (Loss) per share                                $      (.01)    $      (.02)
                                                    ===========     ===========

Weighted average shares outstanding                   6,947,828       6,947,828
                                                    ===========     ===========


  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                                June 30,
                                                                --------

                                                         1997           1996
                                                         ----           ----

Revenue:
     Software Systems                               $   385,000     $   699,000
     Maintenance                                        835,000         652,000
     Claims Processing                                  242,000         293,000
     Patient Revenue                                    766,000         713,000
                                                    -----------     -----------
         Total                                        2,228,000       2,357,000

Expenses:
     Software Systems                                   613,000         734,000
     Maintenance                                        490,000         446,000
     Claims Processing                                  173,000         177,000
     Patient Expenses                                   369,000         419,000
     Selling, General and Administrative                444,000         372,000
                                                    -----------     -----------
         Total                                        2,124,000       2,148,000

Income before items listed below                    $   104,000     $   209,000

Interest expense                                       (166,000)       (240,000)

Interest income                                          18,000              --

Net (Loss)                                              (44,000)        (31,000)
                                                    -----------     -----------

Net (Loss) per share                                $      (.01)            $--
                                                    ===========     ===========

Weighted average shares outstanding                   6,947,828       6,947,828
                                                    ===========     ===========


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                June 30
                                                                -------

                                                            1997         1996
                                                            ----         ----

Cash flows from operating activities:
 Net (loss)                                             $   (44,000)  $ (31,000)
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization:                           320,000     316,000
   Minority Interest in net gain of consolidated
   subsidiary                                                             2,000
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable - net         (56,000)    (28,000)
   Decrease in unbilled accounts receivable                  31,000     389,000
   Decrease in inventory                                         --       4,000
   (Increase) decrease in contract installments
   receivable                                                    --    (150,000)
   (Increase) decrease in other assets                       11,000     (59,000)
   Decrease in cash held in escrow                          644,000          --
   Decrease in deposits                                      43,000          --
   (Decrease) in accounts payable and
   accrued expenses                                         116,000    (198,000)
                                                        -----------   ---------
Net cash provided by operating activities                 1,065,000     245,000

Cash flows from investing activities :
 Furniture and Equipment Purchases                          (34,000)    (10,000)
 Software Development Costs                                      --     (50,000)
 Investment in Joint Venture                                            (30,000)

 Cost Incurred with Leasehold improvements                 (913,000)    (30,000)
                                                        -----------   ---------
Net cash (used in) investing activities                    (947,000)   (120,000)

Cash flows from financing activities:
 Payment of capital lease obligations                      (356,000)   (246,000)
 Proceeds of equipment lease obligations                    150,000          --
 Payment to loan officer                                         --     (20,000)
                                                        -----------   ---------
Net cash provided by (used in) financing activities        (206,000)   (266,000)

Net (decrease) in cash and cash equivalents                 (88,000)   (141,000)

Cash and cash equivalents - beginning of period             159,000     198,000
                                                        -----------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $    71,000   $  57,000
                                                        ===========   =========

Supplemental disclosures of noncash financing
   activities:
 Loan payable - Gamma Knife                                (525,000)         --
 Lease payable - Gamma Knife                                525,000          --
 Progress Payment                                           290,000          --
 Property acquired under capital lease                    2,900,000          --


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at June 30, 1997, for the three months ended June 30, 1997 and 1996, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date appearing in the Company's Annual report on Form 10-K.

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

Note B - Subsequent Events

      On July 15, 1997 the Company completed the sale of substantially all of the assets of its' two subsidiaries Global Health Systems and GHS Management Services, to Health Management Systems (HMS) for $2,146,000. These subsidiaries provide computerized record-based processing systems for managed care, public health and ambulatory care facilities. As a result the Company will be left with assets related to US NeuroSurgical (USN), a wholly-owned subsidiary and a 20% equity of interest in Florida Specialty Network, Ltd. a Florida limited partnership (FSN) and the proceeds from the sale.

                           GHS, INC. AND SUBSIDIARIES
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

Subsequent Events

On July 15, 1997 the Company completed the sale of substantially all of the assets of its' two subsidiaries Global Health Systems and GHS Management Services, to Health Management Systems (HMS) for $2,146,000. These subsidiaries provide computerized record-based processing systems and services for managed care, public health and ambulatory care facilities. As a result the Company will be left primarily with assets related to US NeuroSurgical (USN), a wholly-owned subsidiary and a 20% equity of interest in Florida Specialty Network, Ltd. a Florida limited partnership (FSN) and the proceeds from the sale.

Second Fiscal Quarter 1997 Compared to Second Fiscal Quarter 1996
Results of Operations

Total revenue declined 5% to $1,020,000 for the quarter ended June 30, 1997 as compared to $1,079,000 for the same period in 1996. System sales from Global Health Systems, declined 39% to $127,000 from $209,000 a year ago. The decline is due to a combination of a slow sales cycle and the re-engineering of the systems design. Maintenance revenue increased 18% to $407,000 from $345,000 in the previous year. This is a result of an increase in facilities management. Patient revenue from the Company's other subsidiary, US NeuroSurgical (USN), declined 5% to $378,000 from $399,000 for the same period in 1996.

Total expenses decreased from 4% to $1,039,000 for the quarter ended June 30, 1997 as compared to $1,077,000 from the same period a year earlier. System costs declined to $245,000 from $350,000 a year ago. Maintenance costs increased 6% to $248,000 from $235,000 in the previous year. Patient expenses increased 8% to $180,000 from $167,000 in the previous year. Certain expenses were reclassified for 1996 to conform to 1997 presentation. General and administrative costs rose 18% to $281,000 from $239,000 for the same period a year earlier. An increase of $57,000 was due to expenses relating to the sale of Global Health Systems and GHS Management Services. Interest expense declined to $65,000 from $116,000 a year earlier. The Company has chosen to capitalize all interest costs relating to the NYU Gamma Knife prior to opening. As a result of the foregoing, the Company has a loss of $79,000 as compared to $116,000 in the previous year.

First Six Months 1997 Compared to First Six Months 1996

For the six months ended June 30, 1997 revenues declined 5% to $2,228,000 from $2,357,000 a year earlier. System sales declined 45% to $385,000 from $699,000 in the previous year. Maintenance revenue increased 28% to $835,000 from $652,000 in the same period a year earlier. Revenue from USN increased 7% to $766,000 from $713,000 a year ago. USN opened its second Gamma Knife at the NYU Medical Center in July 1997. Revenue is expected to increase during the third quarter of 1997.

For the six months ended June 30, 1997 system costs declined 16% from a year ago. Maintenance costs increased 10%, which is not significant compared with the gains in revenue. Patient expenses decreased 12% for the period. Selling, general and administrative costs increased 19%. This was related to the sale of Global Health Systems and GHS Management Services. For the six months ended June 30, 1997 the Company had a loss of $44,000 as compared to a loss of $31,000 a year earlier.

Liquidity and Capital Resources

For the six months ended June 30, 1997 net cash provided by operating activities was $1,065,000 as compared to $245,000 in 1996. Depreciation and amortization expense was $320,000 as compared to $316,000 a year earlier. Depreciation of the Gamma Knife as well as amortization of capitalized software are the major components of this expense. A decrease in cash held in escrow of $644,000 was for the completion of the NYU Gamma Knife facility.

The Company had net cash used in investing activities of $947,000 as compared to $120,000 in 1996. The costs of the leasehold improvements related to the NYU Gamma Knife were $913,000.

The Company had net cash used in financing activities of $206,000 at June 30, 1997. The Company paid $356,000 towards its lease obligations and received proceeds of $150,000 to complete the NYU Gamma Knife Project.

Subsequent Events

On July 15, 1997 the Company received $2,146,000 in connection with the sale of its subsidiaries.

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

                                        GHS, INC.


Date August 12, 1997                    By /s/ Alan Gold
                                          -----------------------------
                                           Alan Gold
                                           Director and President
                                           Chief Executive
                                           Officer