Form 10-Q
period 1997-09-30
GHS INC
filed 1997-11-13
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                     Commission file number
September 30, 1997                                           0-15586


                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                     52-1373960
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        identification No.)



             1350 Piccard Drive Suite 360, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (301) 417-9808

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

                           YES |X|           NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                    Outstanding at November 3, 1997
       -----                                    --------------------------------
Common Stock, $.01 par value                             6,979,160 Shares

                                     PART I
                              FINANCIAL INFORMATION

                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                  September 30,  December 31,
                                                                       1997          1996
                                                                       ----          ----
Current assets:
     Cash                                                          $ 1,616,000   $   159,000
     Accounts receivable, net of allowance                             569,000       994,000
     for doubtful accounts of $281,000 in
     1997 and 164,000 in 1996
     Unbilled accounts receivable                                           --        31,000
     Other current assets                                               22,000        86,000
                                                                   -----------   -----------
         Total current assets                                      $ 2,207,000   $ 1,270,000
     Furniture and equipment, net                                           --        77,000
     Software development costs                                             --       180,000
     Other assets                                                      187,000       198,000
     Deferred tax asset                                                     --       463,000
     Gamma Knife venture assets:
         Gamma Knife                                                 4,419,000     1,933,000
         Progress payment- Gamma Knife                                      --     2,610,000
         Costs incurred in connection with
         unamortized leasehold interest                              2,038,000       954,000
         Deposits                                                           --        43,000
         Cash held in escrow                                           117,000       907,000
         TOTAL                                                     $ 8,968,000   $ 8,635,000
                                                                   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $    31,000   $   845,000
     Loan payable-Gamma Knife-current portion                               --        63,000
     Obligation under capital lease -Gamma Knife- current portion      876,000       592,000
     Demand loan                                                            --       525,000
     Equipment                                                         162,000        69,000
                                                                   -----------   -----------
         Total current liabilities                                   1,069,000     2,094,000

     Obligation under capital lease
     Gamma Knife                                                     3,995,000     1,132,000
     Equipment                                                         249,000       265,000
     Loan payable - Gamma Knife                                             --     2,547,000
     Common stock - par value $.01: 500,000
     shares issued with put option                                     500,000       500,000

     Stockholders' equity:
     Common stock - $.01 par value -
         25,000,000 shares authorized;
         6,979,160 and 6,947,828
               issued and outstanding
         in 1997 and 1996                                               66,000        65,000
     Additional paid-in capital                                      3,113,000     3,082,000
     Retained Earnings (Deficit)                                       (24,000)   (1,050,000)
                                                                   -----------   -----------
         Total stockholders' equity                                $ 3,155,000   $ 2,097,000
                                                                   -----------   -----------

         TOTAL                                                     $ 8,968,000   $ 8,635,000
                                                                   ===========   ===========

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1997           1996
                                                         ----           ----

Revenue:
     Patient Revenue                                 $   501,000    $   343,000
     Income from joint venture                                --        100,000
                                                     -----------    -----------
         Total                                       $   501,000    $   443,000

Expenses:
     Patient Expenses                                $   256,000    $   204,000
         Selling, General and Administrative             287,000         72,000
                                                     -----------    -----------
         Total                                           543,000        276,000

Income (loss) before items listed below              $   (42,000)   $   167,000

Interest expense                                        (172,000)      (178,000)

Interest income                                           21,000             --
                                                     -----------    -----------

Income (loss) from continuing operations                (193,000)       (11,000)
                                                     -----------    -----------

Discontinued operations
      Income (loss) from operations                     (204,000)       132,000
      Gain on disposal                                 1,460,000             --
         Subtotal                                      1,256,000        132,000
                                                     -----------    -----------
Minority Interest                                             --          4,000
                                                     -----------    -----------

Net Income                                             1,063,000        125,000

Net Income per share                                 $       .15    $       .02
                                                     ===========    ===========


Weighted average shares outstanding                    6,979,160      6,947,828
                                                     ===========    ===========

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1997            1996
                                                        ----            ----

Revenue:
      Patient Revenue                               $ 1,267,000     $ 1,056,000
      Income from joint venture                              --         100,000
                                                    -----------     -----------
         Total                                      $ 1,267,000     $ 1,156,000

Expenses:
     Patient Expenses                               $   625,000     $   623,000
     Selling, General and Administrative                338,000         101,000
                                                    -----------     -----------
         Total                                          963,000         724,000

Income (loss) before items listed below             $   304,000     $   432,000

Interest expense                                       (338,000)       (418,000)

Interest income                                          39,000              --
                                                    -----------     -----------

Income from continuing operations                         5,000          14,000
                                                    -----------     -----------

Discontinued operations
     Income (loss) from operations                     (439,000)         78,000
      Gain on disposal                                1,460,000              --
                                                    -----------     -----------
         Subtotal                                     1,021,000          78,000
                                                    -----------     -----------
Minority Interest                                            --           2,000
                                                    -----------     -----------

Net Income                                            1,026,000          94,000

Net Income  per share                               $       .15     $       .01
                                                    ===========     ===========


Weighted average shares outstanding                   6,979,160       6,947,828
                                                    ===========     ===========

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                      September 30
                                                                -----------------------
                                                                    1997         1996
                                                                    ----         ----
Cash flows from operating activities:
  Continuing operations
  Net Income                                                    $     5,000   $  14,000
  Adjustments to reconcile net income  to net cash provided by operating activities:
      Depreciation and amortization:                                494,000     338,000
      Minority Interest in net gain of consolidated subsidiary           --       2,000
      Increase to allowance for bad debts                           116,000          --
      Changes in operating assets and liabilities:
      Decrease in cash held in escrow                               795,000          --
      Decrease in deposits                                           43,000          --
      Net increase(decrease) in receivables, payables and
      other assets                                                  131,000     (36,000)
                                                                -----------   ---------
Net cash provided by continuing operations                        1,584,000     316,000
  Discontinued operations
      Net Income (loss)                                            (439,000)     78,000
      Noncash items included in income (loss)
         Depreciation and amortization                               96,000     131,000
         Net Increase (decrease) in receivables, payables and
         other assets                                              (362,000)     97,000
                                                                -----------   ---------
Net cash provided (used in) discontinued operations                (705,000)    306,000

Cash flows from investing activities :
      Furniture and Equipment Purchases                             (24,000)    (32,000)
      Software Development Costs of discontinued operations              --     (50,000)
      Investment in Joint Venture                                        --    (155,000)
      Return of Deposit on Gamma Knife                                   --     190,000
      Cost Incurred with Leasehold improvements                  (1,127,000)    (50,000)
      Proceeds received from sale of subsidiaries                 2,146,000          --
                                                                -----------   ---------
Net cash provided by (used in) investing activities                 995,000     (97,000)

Cash flows from financing activities:
      Payment of capital lease obligations                         (567,000)   (381,000)
      Proceeds of equipment lease obligations                       150,000          --
      Payments of notes payable                                          --    (100,000)
      Payment to loan officer                                            --     (20,000)
                                                                -----------   ---------
Net cash (used in) financing activities                            (417,000)   (501,000)

Net Increase in cash and cash equivalents                         1,457,000      26,000

Cash and cash equivalents - beginning of period                     159,000     198,000
                                                                -----------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         1,616,000   $ 224,000
                                                                ===========   =========
Supplemental disclosures of noncash financing activities:
      Loan payable - Gamma Knife                                   (525,000)         --
      Lease payable - Gamma Knife                                   815,000          --


  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Preparation

         The accompanying financial statements at September 30, 1997, for the three and nine months ended September 30, 1997 and 1996, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

                           GHS, INC. AND SUBSIDIARIES
                            MANAGEMENT DISCUSSION AND
                             ANALYSIS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

On July 15, 1997, the Company completed the sale of two subsidiaries, Global Health Systems and GHS Management Services to Health Management Systems, Inc. for $2,146,000. As a result the Company is left with assets related to US Neurosurgical (USN), a wholly owned subsidiary, which operates two Gamma Knives, a 20% equity interest in Florida Specialty Network, Ltd., and the proceeds from the sale.

Third Quarter 1997 Compared to Third Quarter 1996 and Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Results of Operations

Patient revenue increased 46% to $501,000 from $343,000 for the quarter ended September 30, 1997. The increase was due to an increase in the number of procedures from the Midwest Gamma Knife Center and additional procedures performed due to the opening of the NYU Gamma Knife Center. The first patient was treated at NYU Center at the end of July 1997. Revenue for the nine months ended September 30, increased 20% to $1,267,000 from $1,056,000 in the same period, a year earlier.

Patient expenses increased 25% to $256,000 from $204,000 a year earlier. This increase is due to the opening of the NYU Gamma Knife Center. For the nine months ended September 30, patient expenses were $625,000 as compared to $623,000 a year earlier. Selling, general and administrative expense increased to $287,000 from $72,000 for the quarter ended September 30. This increase was due to an increase to the allowance for doubtful accounts of $116,000 and costs related to the opening of the NYU Gamma Knife. The Company retained all of the receivables and payables of Global Health Systems. For the nine months ended September 30 S,G&A was $338,000 as compared to $101,000 for the same period a year earlier.

For the quarter ended September 30, the loss from continuing operations was $193,000 as compared to a loss of $11,000 for the same period a year earlier. Interest, increased depreciation and amortization were the reasons for the loss. The loss from discontinued operations was $204,000. The gain on disposal of the subsidiaries was $1,460,000. As a result net income was $1,063,000 for the quarter ended September 30, 1997. For the nine months ended September 30, income from continuing operations was $5,000. The loss from discontinued operations was $439,000. Net income for the nine months ended September 30, 1997 was $1,026,000.

Liquidity and Capital Resources

At September 30, 1997 the Company had working capital of $1,138,000 as compared to $259,000 at September 30, 1996. The increase in working capital is primarily from the proceeds of the sale of the subsidiaries. Cash and cash equivalents at September 30, 1997 was $1,616,000 as compared with $224,000 at September 30, 1996.

Net cash provided by operating activities of continuing operations was $1,584,000 as compared with $316,000 for the same period, a year earlier. Depreciation expense on the Gamma Knife and amortization on the leasehold improvements have increased due to the fact that the NYU Gamma Knife was placed into service during the quarter. As a result of the NYU Gamma Knife Center the cash held in escrow was released.

Net cash used in discontinued operations was $705,000 as compared to net cash provided by discontinued operations of $306,000, a year earlier. The net loss from Global Health Systems was $439,000 for the nine months ended September 30, 1997.

Net cash provided by investing activities was $995,000 as compared to net cash used in investing activities of $97,000 at September 30, 1996. The increase was due to the sale of the two subsidiaries realizing proceeds of $2,146,000 less the cost of leasehold improvements related to the NYU Gamma Knife of $1,127,000.

Net cash used in financing activities was $417,000 as compared to $501,000 for the same period a year earlier. The Company paid $567,000 towards its lease obligations and received proceeds of $150,000 to complete the NYU Gamma Knife project.

This document contains forward-looking statements. Such statements by their nature entail various risks, reflecting the dynamic, complex, and rapidly changing nature of the health care industry. Results actually achieved may differ materially from those currently anticipated. The various risks include but are not necessarily limited to: (i) the continued ability of GHS to grow internally or by acquisition, (ii) the success experienced in integrating acquired businesses into the GHS group of companies, (iii) government regulatory and political pressures which could reduce the rate of growth of health care expenditures, (iv) competitive actions by other companies, and (v) other risks, as noted in GHS's registration statements and periodic reports filed with the Commission.

PART II
                                OTHER INFORMATION
                           GHS, INC. AND SUBSIDIARIES


Item 1. Legal Proceedings

      During the quarter, GHS, Inc. ("GHS"), commenced an action for declaratory relief (the "Complaint") against A. Hyman Kirshenbaum ("Kirshenbaum") and Jerry Brown ("Brown") (collectively the "Defendants") in the United States District Court for the District of Maryland, Southern Division. The complaint seeks a declaration that GHS is entitled to purchase the Defendants' 20% interest in U.S. Neurological, Inc. ("U.S. Neuro"), a subsidiary of GHS, for $38,763.41 or in exchange for 38,782 shares of GHS stock. These numbers were derived pursuant to an equation set forth in a purchase/option agreement signed by the Defendants on or about August 2, 1993. The Defendants have rejected these numbers and allege that, based on their own calculations, their 20% interest in U.S. Neuro is worth at least $584,497.00. Accordingly, GHS brought suit for a declaration that its offer to the Defendants is consistent with the purchase/option agreement and is fair and equitable.

Item 6.  Exhibits and Reports on Form 8-K

            (a)   None

            (b) On July 18, 1997, the Company filed a form 8-K dated July 15, 1997. GHS, Inc.(GHSI) announced the sale to Health Management Systems, Inc.(HMSY) of the assets of GHSI's subsidiaries, Global Health Systems, Inc. and GHS Management Services, Inc. for $2,146,000, which amount includes certain closing adjustments.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GHS, INC.




Date          November 12, 1997                  By    /s/ Alan Gold
     ---------------------------------              ----------------------------
                                                       Alan Gold
                                                       Director and President
                                                       Chief Executive Officer