Form 10-K
period 1997-12-31
GHS INC
filed 1998-04-08
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No.
   December 31, 1997                                  0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                           52-1373960
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

2400 Research Boulevard, Suite 325, Rockville, Maryland        20850
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  (301) 208-8998

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

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $1,735,000 on March 16, 1997, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 16, 1998, was 6,979,160.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits (to this Annual Report on Form 10K for the Registrant's fiscal year ended December 31, 1997) are incorporated by reference as listed on the index of exhibits in Part IV, ITEM 14.

                                     Part I

ITEM 1. BUSINESS

      GHS, Inc. (the Company) provides management and financing services to the health care industry. The Company provides these services primarily via its subsidiary U.S. NeuroSurgical, Inc.(R) (USN). As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "GHS, Inc." means GHS, Inc. and its subsidiaries. The Company, a Delaware corporation, was formed in December 1984 under the name "Global Health Systems, Inc." GHS, Inc. was given its present name in October 1988, when it assigned substantially all of its assets and liabilities to Global Health Systems, Inc., a Delaware corporation formed in September 1988 to continue the business of the Company. The Company's executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

      On July 15, 1997, the Company and Health Management Systems, Inc. (HMS), consummated an agreement pursuant to which HMS acquired substantially all of the assets of GHS' subsidiaries, Web Health, Inc., formerly Global Health Systems, Inc. (Global) and Kachina Ventures, Inc., formerly GHS Management Services, Inc (GHS Management). These subsidiaries provided computerized record-based processing systems and services for managed care, public health and ambulatory care facilities. As a result of such sale, the Company received gross proceeds of $2,146,000 from such sale, including certain closing adjustments.

      On December 5, 1997 the assets of Florida Specialty Networks, Ltd. a company in which the Company owned a 20% interest were sold to CMSF, Inc., a subsidiary of Magellan Health Services, Inc. As a result of the transaction, the Company received approximately $2,330,000 net of expenses. In addition, the Company retained an interest in an escrow fund and has the opportunity to earn additional consideration upon the achievement of certain performance milestones.

U. S. NeuroSurgical, Inc.

       USN of which the Company owns 100%, was organized in July, 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (RMC) in Kansas City, Missouri and one on the premises of New York University Medical Center (NYU) in New York, New York. The Company, through USN, intends to continue to explore opportunities to open additional Gamma Knife Centers. USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a "cost per treatment" basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. USN seeks cooperative ventures with these facilities. USN believes that, as of December 31, 1997, there were approximately thirty-five Gamma Knife treatment centers in the United States.

      In July 1993, USN purchased its first Leksell Gamma Knife from Elekta Instruments, Inc. (Elekta), for the purpose of installing it at RMC in Kansas City, Missouri. USN paid approximately $3,000,000 for the Gamma Knife.

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS sold 500,000 shares of its common stock ( the "Common Stock") for $500,000 to RMC to secure additional working capital in order to enable USN to develop and construct a Gamma Knife Facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility.

      USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July.

The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In July the Company commenced its lease for the NYU Gamma Knife. DVI Financial Services, Inc. (DVI) provided the capital lease financing for the NYU facility. The term is six years with incremental payments for the first year and fixed payments thereafter. The interest rate for such capital lease is 12%. The Company has retained a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region.

      In March 1997, USN refinanced the lease on the RMC Gamma Knife. The lease was provided by DVI. The effects of this transaction were to lower its interest costs to 10.3 % per annum and provide proceeds to pay for the buildout of The NYU Gamma Knife suite. USN also commenced loans with DVI for working capital of $188,000 to finance the remainder of the buildout. The terms of these loans are three years and they bear interest between 12% and 12.9% per annum.

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

      In addition, the provision of medical services in the United States is dependent on the availability of reimbursement to consumers from third party payors, such as government and private insurance companies. Although, patients are ultimately responsible for services rendered, the Company expects that the majority of USN's revenues will be derived from reimbursements by third party payors. Medicare has authorized reimbursement for Gamma Knife treatment. Over the last several years, such third party payors are increasingly challenging the cost effectiveness of medical products and services and taking other cost-containment measures. Therefore, although treatment costs using the Gamma Knife compare favorably to traditional invasive brain surgery, it is unclear how this trend among third party payors and future regulatory reforms affecting governmental reimbursement will affect procedures in the higher end of the cost scale.

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

Gamma Knife Financing

      The Company has secured capital lease financing from FSI for the first Gamma Knife installation at the RMC site, and for its second Gamma Knife in New York from DVI. The lease at RMC was refinanced in the spring of 1997 with DVI. The Gamma Knife is an expensive piece of equipment presently costing approximately $3,000,000. Therefore, the Company's development of new Gamma Knife centers is dependent on its ability to secure favorable financing. The Company believes that it will continue to be successful in obtaining financing but can give no absolute assurance that it will.

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

Employees

      GHS, Inc. has five full-time employees and one part-time employee. Of these employees, three are engaged in sales and marketing, one technical, and two in administration and office support.

ITEM 2. PROPERTIES

      The Company's base facility, from which it conducts substantially all of its operations, are located in Rockville, Maryland and occupy approximately 1,300 square feet. The rent is approximately $32,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York.

ITEM 3. LEGAL PROCEEDINGS

      As described below under Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, the Company, USN and the Company's Chairman and President, Alan Gold, are involved in certain legal proceedings in several actions filed in federal and state court arising out of the events also described under Item 13. A decision adverse to the Company in these cases could have a material adverse effect on the Company's results of operations. Because such proceedings are in their initial stages, the Company cannot currently predict the liklihood of a favorable or unfavorable outcome or the time frame in which these cases will be ultimately resolved. The Company intends to vigorously pursue its rights and defend itself in such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 23, 1997, the Company held its 1997 Annual Meeting of Stockholders ( the "Annual Meeting" ). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

1. The Company's stockholders elected Alan Gold, William F. Leimkuhler and Charles H. Merriman, III to serve until the next Annual Meeting. Voting for the nominees for director was as follows: Alan Gold: 4,641,065 FOR and 0 shares WITHHELD; William F. Leimkuhler: 4,641,265 shares FOR and 0 shares WITHHELD; and Charles H. Merriman: 4,641,065 shares FOR and 0 shares WITHHELD.

2. The Company stockholders approved the adoption of the Company's 1997 Stock Option Plan. For the approval of the 1997 Stock Option Plan, the vote was 3,904,338 FOR ; 14,400 shares AGAINST and 100,575 shares ABSTAINING (and 621,952 broker non votes).

3. The Company's stockholders approved the appointment of Richard A. Eisner, LLP, as the Company's auditor for the current fiscal year. For the appointment of Richard A. Eisner, LLP as the Company's auditor, the vote was 4,548,490 shares FOR ; 200 shares AGAINST ; and 92,575 shares ABSTAINING.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock traded in the over-the-counter market, NASDAQ symbol GHSI until January 30, 1997 and has traded since on the OTC Bulletin Board. The range of high and low bid quotations as reported by NASDAQ System for the two years ended December 31, 1997 are set forth below.

      Period                            High Bid           Low Bid
      ------                            --------           -------

January 1 - March 31, 1996               $ .625             $ .50
April 1 - June 30, 1996                    .625               .31
July 1 - September 30, 1996                .75                .375
October 1 - December 31, 1996              .56                .125

      Period                            High Bid           Low Bid
      ------                            --------           -------

January 1 - March 31, 1997               $ .45              $ .19
April 1 - June 30, 1997                    .50                .20
July 1 - September 30, 1997                .56                .44
October 1 - December 31, 1997             1.00                .25

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 31, 1998, there were approximately 150 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1993 through 1997. The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                   Year Ended
                                  December 31,
                    (in thousands, except per share amounts)

--------------------------------------------------------------------------------------------
                                             1997        1996      1995       1994      1993
                                             ----        ----      ----       ----      ----
Operating Revenue                          $  1,830     1,452     1,283        381        --

Income (loss) from continuing operations   $    (11)      545       (40)      (408)       --

Basic and diluted income (loss) per
common share from continuing operations                  0.07     (0.01)     (0.06)       --

Total assets                               $ 10,712     8,001     7,339      5,885     6,991

Long-term obligations                      $  6,511     5,904     3,347      2,776       500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

General

      In July 1997, the Company sold to HMS substantially all of the assets related to the Company's business of providing computerized record-based processing systems and services for managed care, public health and ambulatory care facilities ( the "Systems Business" ). The Systems Business was operated through two of the Company's subsidiaries, formerly known as Global Health Systems, Inc. and GHS Management Services, Inc. As a result of the closing of such transaction, GHS received approximately $2,146,000 million of gross proceeds, which amount included certain closing adjustments.

      In December 1997, the assets of FSN, a company in which GHS possessed a 20% interest, and several of its affiliates were sold to CMSF, Inc., a subsidiary of Magellan Health Services, Inc. As a result of the closing of such transaction, GHS received approximately $2,330,000 net of expenses. In addition, GHS will retain an interest in an escrow fund established at closing and in additional contingent consideration which may be earned in the future upon the achievement of certain performance milestones. Subject to the occurrence of certain future events, GHS could receive up to approximately $1.1 million from such escrow fund and up to $5 million in such contingent consideration. There can be no assurance that GHS will receive any amounts from such escrow fund or contingent consideration.

      The sale by the Company in 1997 of its System Business and its interest in FSN resulted in the receipt by GHS of a total of approximately $4.5 million net of expenses. GHS plans to use the proceeds to pursue strategic opportunities that exist for the Company. GHS' remaining subsidiary, USN, will continue to develop, own and operate Gamma Knife Centers.

Results of Operations

1997 Compared to 1996

      Patient revenue increased 26% to $1,830,000 in 1997 from $1,452,000 in 1996. The increase was due to two factors. The Gamma Knife at the RMC Gamma Knife Center (Kansas City Center) continued to increase its patient treatments. The other increase was due to the fact that USN opened its second center and the first in New York City. This center commenced operations in the second half of 1997. Patient expenses increased 47% to $843,000 from $574,000 in 1996. The increase was due to increased depreciation to the New York Gamma Knife and due to the amortization for the New York improvements. Selling, general and administrative expense (S,G & A) increased 40% to $585,000 in 1997 from $417,000 in 1996. The increase was due to increased insurance costs for the two Gamma Knive's and legal fees related to the legal proceedings described in Items 3 and 13 hereof.

      For the year ended 1997, income from operations was $402,000 as compared to income from operations of $461,000 in 1996. There was a 60% increase in interest expense to $485,000 in 1997 from $302,000 in 1996. The increase in interest expense was expected due to the opening of the second Gamma Knife Center at NYU in July 1997. Prior to the opening, interest on the progress payments of the Gamma Knife and the demand loan for the leasehold improvements at NYU had been capitalized. Interest capitalized was $178,000 for 1997 and $249,000 for 1996. With the commencement of the NYU Gamma Knife Center, the second equipment lease started replacing the progress payments, leasehold improvements of $487,000 were financed over three years and the capitalized interest cost began to be amortized over seven years. The Company earned $64,000 in interest income in 1997. The Company had an income tax benefit of $8,000 in 1997 as compared to an income tax benefit of $402,000 in 1996. As a result of these transactions the Company has a loss from continuing operations of $11,000 in 1997 and income from continuing operations of $545,000 in 1996.

      Income from discontinued operations was $2,083,000 in 1997 as compared to a loss of $377,000 in 1996. This was due to the Company's sale of the Systems Business which resulted in a gain of $1,311,000, net of income tax of $565,000, and the sale of its interest in Florida Specialty Networks, Ltd (FSN) resulting in a gain of $1,389,000, net of income tax of $916,000. In addition, the Company had a loss in 1997 from its 20% equity of FSN of $97,000 as compared to net income of $136,000 in 1996. The Company also participates in an earnout which could bring additional proceeds from discontinued operations of as much as $6,000,000 over the next three years, based upon the operations of the purchaser. There is no assurance that the Company will receive any proceeds from the earnout or from an escrow fund also established for such sale. For the year ended 1997 the Company had net income of $2,072,000 as compared to net income of $168,000 in 1996.

1996 Compared to 1995

      Revenues of the Company's subsidiary, USN, grew 13% to $1,452,000 in 1996 from $1,283,000 in 1995. The revenue growth reflects the increased acceptance of the Kansas City Center and the community. Patient expenses associated with the operation of the Kansas City Center were $574,000 for the year, down from $670,000 in the prior year. S, G & A was $417,000 as compared to $176,000 in 1995. The Company had interest expense of $302,000 in 1996 compared to $500,000 in 1995. The decrease in interest was primarily due to the Company's capitalization of $249,000 of interest pursuant to the NYU construction in 1996. Management anticipated the utilization of a portion of the Company's net operating loss carryforward due to the contract with HMS for the sale of the assets of the two subsidiaries for $2,100,000 and therefore provided a deferred tax benefit of $402,000. As a result of the capitalized interest costs and deferred tax benefit the Company had income from continuing operations of $545,000 in 1996 compared to a net loss of $40,000 in 1995. The Company had a loss from dicontinued operations of $377,000 in 1996 as compared to $136,000 in 1995. This was due primarily to to the increase in costs and decline in revenue of the Systems business. The Company had income in 1995 from its equity investee of $136,000.

Liquidity and Capital Resources

      The Company had a working capital ratio of 3.1 in 1997, as and compared to .6 in 1996. For the year ended December 31, 1997, net cash used in operating activities was $96,000 as compared to net cash provided of $735,000 in 1996. Depreciation and amortization was $784,000 in 1997 as compared to $450,000 in the preceding year. This increase was due to the NYU Gamma Knife beginning service as well as increased amortization for the leasehold improvements. There was an increase of $115,000 in accounts receivable and a decrease of $96,000 in accounts payable from 1996. The Company also had cash used by discontinued operations of $703,000 in 1997 versus cash provided of $37,000 in 1996.

      The Company had net cash provided by investing activities of $3,789,000 in 1997 as compared to net cash used in investing activities of $657,000 in 1996. There was a decrease in cash held in escrow of $818,000 in 1997 versus an increase of $880,000 in the previous year. Property and equipment purchases of $1,102,000 in 1997 were for the NYU Gamma Knife. There was cash received of $2,100,000 for the sale of its System Business, and $2,330,000 from the sale of its investment in FSN.

      There was net cash used in financing activities of $386,000 in 1997 compared to $117,000 in 1996. USN made lease repayments of $486,000 in 1997 versus $522,000 in 1996.

      In 1997, USN refinanced the capital lease on the Kansas City Gamma Knife.There are two and one half years remaining on the lease. The purpose of the refinance was to achieve a lower interest rate (10.3%) as well as to receive proceeds of $625,000 to finance lease hold improvements at NYU. $525,000 was used to pay the existing demand loan that was used as a deposit on the leasehold improvements. The remaining lease term was extended for twelve months. USN has two and a half years remaining on the capital lease for Kansas City that began in September 1994. The annual payments are $828,000. The leases for the NYU equipment and improvements have annual payments of $792,000 and $220,000, respectively. As a result of all of the above, there was an increase of cash and cash equivalents of $3,307,000 as compared to a decrease of $39,000 in 1996. As of December 31, 1997 the Company had $3,466,000 in cash and cash equivalents as compared to $159,000 in 1996. On a long term basis the Company expects that the proceeds from the sale transactions of its Systems Business and its interest in FSN will provide sufficient capital for at least the next 12 months. In addition, such 12 month period may be extended to the extent the company receives any amounts from the escrow fund or the contingent consideration resulting from the FSN transaction. However, there can be no assurance that GHS will receive any amounts from such escrow fund or contingent consideration. However, because the Company believes the level of financial resources is a significant competitive factor in its industry, it may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth, and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

Year 2000 Compliance

      The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes are difficult to estimate but are not expected to have a material financial impact. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays, and vendor cost overruns.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

      Name                          Age                        Position
      ----                          ---                        --------

   Alan Gold                        53                      President & Chairman

   William F. Leimkuhler            45                      Director

   Charles H. Merriman, III         63                      Director

      Alan Gold has served as President and a director since the Company's formation. He was one of the founders of Global Health Systems, the predecessor of the Company, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was an employee of HMS.

      William F. Leimkuhler has served as director of the Company since its incorporation in 1984. Since January 1994, Mr. Leimkuhler has been the Vice President of Allen & Company Incorporated, an investment banking firm. From 1984 to December, 1993, Mr. Leimkuhler was a partner with the law firm of Werbel & Carnelutti, which has served as counsel to the Company on various matters since the Company's formation.

      Charles H. Merriman, III is Managing Director of the Investment Banking and Corporate Finance Department of Scott & Stringfellow, an investment banking firm where he has been employed since 1972. Mr. Merriman has extensive knowledge of the Company's primary focus on healthcare and technology.

      Each director is elected for a one year period ending on the date of the next annual meeting of shareholders of the Company, and until his or her successor is duly elected and qualified. Officers serve at the will of the Board of Directors.

      Section 16 (a) Beneficial Ownership Reporting Compliance

      Based soley upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 1997, except as set forth below, all filing requirements applicable to its officers and directors were complied with by such individuals. Mr. Alan Gold, the Chairman and President of the Company, inadvertently failed to timely report on Form 4 a grant of options to purchase Common Stock, and Mr. Charles H. Merriman, III, a Director of the Company, inadvertently failed to file a Form 3 upon becoming a director of the Company and to timely report on Form 4 a grant of options to purchase Common Stock.

ITEM 11 EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 1997, for each executive officer of the Company:

                           Summary Compensation Table

Name and                      Annual Compensation        Long Term Compensation
Principal Position      Year        Salary($)                Options/ SARs
------------------      ----        ---------                -------------

Alan Gold,
President & Director    1997        $115,000                  100,000
                        1996        $150,000
                        1995        $150,000

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Stock Option Plan

Effective October 23, 1997 the Company adopted a 1997 Stock Option Plan ("the Plan") for officers, directors, consultants and other key personnel of the Company. This Plan replaces the 1986 Stock Option Plan which had expired. Options outstanding from the 1986 Stock Option Plan are 166,500. The Plan authorizes the granting of incentive stock options ("ISO) and non qualified stock options to purchase up to 750,000 shares of the Company's common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of the Company) of the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date (five years in the case of ISO's granted to 10% shareholder). During 1997 325,000 options were granted and at December 31, 1997, 425,000 options were available for grants.

Options Granted During Fiscal Year Ended December 31, 1997

      The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 1997 to Alan Gold.

                                                           Potential recallable
                                                             value at assumed
                                                           annual rates of stock
                                   Individual Grants          option term(1)
                                   ---------------------------------------------
                       Percent of
                         total
                      options/SARs
                       granted to   Exercise or
             Options  employees in   base price  Expiration
Name         Granted   fiscal year     ($/Sh)       date       5% ($)   10% ($)
----         -------   -----------     ------       ----       ------   -------
Alan Gold    100,000     30.80%        $1.00      12/31/07       $0        $0

      (1) The 5% and 10% assumed annual rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not reflect estimates or projections of future Common Stock prices. There can be no assurance that the amounts reflected in this table will be achieved.

            Aggregate Unexercised Options & Option Values at December 31, 1997

The following table sets forth, as of December 31, 1997 the number of options and the value of unexercised options held by Alan Gold.

                                                     Value of Unexercised In-The
                  Number of Unexercised Options      Money Options at December
                  at December 31, 1997 (#)           31, 1997 ($)
Name              Exercisable/Unexercisable          Exercisable/Unexercisable
----              -------------------------          -------------------------

Alan Gold                149,000 / 0                 $37,250/ 0 (1)

      (1) Based on average of closing bid and asked prices ($.25) of the Company's common stock on December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 3, 1998 certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                         Number of Shares
Name and Address                           Beneficially          Percent of
of Beneficial Owner                          Owned (1)              Class
-------------------                          ---------              -----
Alan Gold (2)                                 584,428                8.0%
1350 Piccard Drive
Rockville, MD  20850

William F. Leimkuhler (3)                     100,000                1.4%
711 Fifth Avenue
New York, NY  10022

Charles H. Merriman III (4)                   107,000                1.4%
C/O Scott & Stringfellow
PO Box 1575
Richmond, VA 23218

Stanley S. Shuman (5)                       1,071,250               15.3%
711 Fifth Avenue
New York, NY  10022

Allen & Company Incorporated (6)            2,022,000               28.5%
711 Fifth Avenue
New York, NY  10022

Research Medical Center                       500,000                7.2%
2316 East Meyer Blvd.
Kansas City, MO 64132

Charles Elsner                                400,000                5.8%
c/o The Forschner Group Inc.
151 Long Hill Crossroads
Shelton, CT 96484

All Directors and Officers (7)                791,428               10.8%
as a group (three persons) (2) (3) (4)
----------------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2) Includes 435,428 shares held jointly by Mr. Gold and his wife, Susan Gold, as joint tenants with right of survivorship and 149,000 exercisable stock options.

(3)   Includes 100,000 exercisable stock options held by Mr. Leimkuhler.

(4)   Includes 100,000 exercisable stock options held by Mr. Merriman.

(5) Includes 210,250 shares held in certain trusts for the benefit of Mr. Shuman's children, of which shares Mr. Shuman disclaims beneficial interest. Also includes warrants to purchase 20,000 shares of Common Stock beneficially owned by Mr. Shuman.

(6) In addition to those shares beneficially owned by Allen & Company, certain officers of Allen and their families, including Mr. Shuman, own 1,721,750 shares. Also includes warrants to purchase 120,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1993, pursuant to an agreement (the "USN Agreement") between the Company and A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown") , the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company's Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in September 1996 at a value of $38,781.40 , which value was calculated by the Company in accordance with the terms of the USN Agreement. Such valuation was disputed by Brown and Kirshenbaum.

      In June 1997, the Company instituted an action (the "Declaratory Action") in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in USN for $38,781.40 was fair and equitable. Because of the dispute between the Company and Brown and Kirshenbaum on the valuation of their 20% in USN, the Company filed the Declaratory Action to determine: (1) whether the Company's repurchase is proper; (2) whether the valuation of Brown's and Kirshenbaum's 20% interest in USN is just and fair; (3) whether Brown's and Kirshenbaum's valuation of their 20% interest in USN is improper. If successful in this action, the Company will be entitled to purchase Brown's and Kirshenbaum's 20% interest for $38,781.40 or 38,782 shares of Common Stock. If unsuccessful, the Company may be required to purchase Brown's and Kirshenbaum's interests in USN for approximately $584,497.

      In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against the Company, USN and others, including Alan Gold. The counterclaim against the Company and third party claim against USN and the other parties is purportedly for violations of : (1) the RICO statutes (18 U.S.C. ss1962(c) and (d)) ; (2) various causes of action for fraud ; and (3) various causes of action for breach of contract. The RICO and fraud counts seek damages of not less than $9 million per count and also seek the imposition of treble damages for RICO and punitive damages for the fraud counts. The breach of contract counts range from $250,000 to $600,000. The claims of RICO and other paries to missappropriate a business concept allegedly created by Brown and Kirshenbaum. The remainder of Brown's and Kirshenbaum's claims are in the nature of a breach of contract between the Company, USN and Brown and Kirshenbaum.

      The Company feels strongly about its position in the Declaratory Action and intends to vigorously pursue its claim in the Declaratory Action. However, no evaluation of the likelihood of a favorable or unfavorable outcome can be made at this time. In addition, the Company and USN intend to vigorously defend Brown's and Kirshenbaum's counterclaim and third party claims.

      In addition to the above-described federal court action, Brown has filed a state court action in the District Court in and for Montgomery County, Maryland against USN and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claims to be an improper termination from USN. Brown seeks approximately $381,000 for lost salary and $36,000 for unreimbursed expenses in addition to the consquential damages and treble damages he seeks under his various counts of his Complaint. USN has and continues to vigorously defend this action. Because the case in in the initial pleading stages, no evaluation of the likelihood of an unfavorable outcome can be made at this time.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

                                                              Page No.
      Financial Statements of the Company
         Report of Independent Auditors                          F-1
         Balance Sheet as of December 31, 1997 and 1996          F-2
         Statements of Operations for the years ended
              December 31, 1997, 1996, and 1995.                 F-3
         Statement of Changes in Stockholders' Equity
              for the period January 1, 1995 through
              December 31, 1997                                  F-4
         Statements of Cash Flows for the year ended
              December 31, 1997, 1996, and 1995.                 F-5
         Notes to Financial Statements                           F-6
         Report of Independent Auditors with respect to
              Supplementary Schedules                            S-1
         Valuation and Qualifying Accounts                       S-2

            All other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

(b)   Reports on Form 8-K

            During the three months ended December 31, 1997, the Company filed a report on Form 8-K on December 12, 1997 with the Securities and Exchange Commission. This was to disclose the sale of the Company's interest in Florida Specialty Networks, Ltd.

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

      10    Material Contracts

            (a) Employment Agreement dated December 14, 1984 between the Company and Alan Gold, as amended March 7, 1986 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement No. 33-4532-W on form S-18).

            (b) Gamma Knife Neuroradiosurgery Equipment Agreement dated August, 1993 between Research Medical Center and US NeuroSurgical (incorporated by reference to Exhibit 10h to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (c) Agreement for Issuance and Sale of Stock dated August, 1993 between Research Medical Center and GHS, Inc. (incorporated by reference to Exhibit 10i to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (d) Ground Lease Agreement dated August, 1993 between Research Medical Center and US NeuroSurgical (incorporated by reference to
            Exhibit 10j to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (e) LGK Agreement dated July 12, 1993 between Elekta Instruments, Inc. and US NeuroSurgical (incorporated by reference to Exhibit 10k to the Company's Quarterly Report or Form 10-Q for the quarter ended September 30, 1993).

            (f) Agreement dated July 23, 1993 between GHS, Inc., and A. Hyman Kirshenbaum, M.D., and Jerry M. Brown, Ph.D., (incorporated by reference to Exhibit 10n to the Company's Quarterly Report or Form 10-Q/A for the quarter ended September 31, 1993.)

            (g) Agreement dated October 28, 1994 between U.S. NeuroSurgical, Inc. and Financing for Science and Industry, Inc. (incorporated by reference 10n to the Company's 1994 Annual Report on Form 10-K).

            (h) Agreement dated December 29, 1993, between U.S. NeuroSurgical, Inc. and Elekta Instruments, Inc. (incorporated by reference 10o to the Company's 1994 Annual Report on Form 10-K).

            (i) Asset Purchase Agreement dated March 10, 1997 between Health Management Systems, Inc. and GHS, Inc. (incorporated by reference to 10p the Company's 1997 Annual Report on Form 10-K).

            (j) Agreement dated August 1, 1996 between U. S. Neurosurgical, Inc and DVI, Inc.

            (k) 1997 Stock Option Plan

            (m) Asset Purchase Agreement dated October 16, 1997 between Florida Specialty Network, Ltd. and CMSF, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 1998

                              GHS, Inc.
                              (Registrant)


                           By /s/ Alan Gold
                             ------------------------------------------
                              Alan Gold
                              President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 6, 1998              /s/ Alan Gold
                           --------------------------------------------
                           Alan Gold
                           President and Director
                           (Chief Executive, Financial Officer)


April 6, 1998              /s/ William F. Leimkuhler
                           --------------------------------------------
                               William F. Leimkuhler
                               Director

April 6, 1998              /s/ Charles H. Merriman III
                           --------------------------------------------
                               Charles H. Merriman III
                               Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
GHS, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of GHS, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of GHS, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
January 30, 1998

With respect to Note G[1]
March 5, 1998

GHS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                             December 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 3,466,000   $   159,000
  Certificates of deposit - at cost which
   approximates market                                    400,000
  Accounts receivable                                     209,000        94,000
  Other current assets                                     51,000        64,000
  Net current assets - discontinued operations             43,000       340,000
                                                      -----------   -----------
        Total current assets                            4,169,000       657,000
                                                      -----------   -----------

Property and equipment:
  Gamma Knifes (net of accumulated depreciation of
    $1,636,000 in 1997 and $967,000 in 1996)            4,830,000     1,933,000
  Leasehold improvements (net of accumulated
    amortization of $198,000 in 1997 and
    $83,000 in 1996)                                    1,624,000       954,000
                                                      -----------   -----------
        Total property and equipment                    6,454,000     2,887,000
                                                      -----------   -----------

Progress payments - Gamma Knife                                       2,610,000
Deferred tax asset                                                      463,000
Deposits                                                                 43,000
Cash held in escrow                                        89,000       907,000
Net long-term assets - discontinued operations                          434,000
                                                      -----------   -----------
                                                           89,000     4,457,000
                                                      -----------   -----------
                                                      $10,712,000   $ 8,001,000
                                                      ===========   ===========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses               $   149,000   $   245,000
  Obligations under capital lease and loans
   payable - current portion                            1,195,000       711,000
  Demand loan                                                           525,000
                                                      -----------   -----------
        Total current liabilities                       1,344,000     1,481,000

Deferred tax liability                                    450,000
Obligations under capital lease and loans
  payable - net of current portion                      4,217,000     3,923,000
Common stock - par value $.01; 500,000 shares
  issued with put option                                  500,000       500,000
                                                      -----------   -----------
                                                        6,511,000     5,904,000
                                                      -----------   -----------

Commitments, litigation and other matters

STOCKHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized;
  none issued Common stock - par value $.01;
  25,000,000 shares authorized; 6,479,160 issued
  and outstanding in 1997 6,447,828 issued and
  outstanding in 1996                                      65,000        65,000
Additional paid-in capital                              3,114,000     3,082,000
Retained earnings                                       1,022,000    (1,050,000)
                                                      -----------   -----------
        Total stockholders' equity                      4,201,000     2,097,000
                                                      -----------   -----------
                                                      $10,712,000   $ 8,001,000
                                                      ===========   ===========
--------------------------------------------------------------------------------

See notes to financial statements

GHS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                      Year Ended December 31,
                                               ------------------------------------
                                                  1997         1996         1995
                                               ----------   ----------   ----------
Revenue:
  Patient revenue                              $1,830,000   $1,452,000   $1,283,000
                                               ----------   ----------   ----------
Costs and expenses:
  Patient expenses                                843,000      574,000      670,000
  Selling, general and administrative             585,000      417,000      176,000
                                               ----------   ----------   ----------
                                                1,428,000      991,000      846,000
                                               ----------   ----------   ----------
Income from operations                            402,000      461,000      437,000
                                               ----------   ----------   ----------
Interest expense                                 (485,000)    (302,000)    (500,000)
Interest income                                    64,000                     1,000
                                               ----------   ----------   ----------
                                                 (421,000)    (302,000)    (499,000)
                                               ----------   ----------   ----------
Income (loss) from continuing operations
 before income tax provision (benefit)
 and minority interest                            (19,000)     159,000      (62,000)
Income tax (benefit)                               (8,000)    (402,000)
                                               ----------   ----------   ----------
Income (loss) from continuing operations
 before minority interest                         (11,000)     561,000      (62,000)
Minority interest                                              (16,000)      22,000
                                               ----------   ----------   ----------
Income (loss) from continuing operations          (11,000)     545,000      (40,000)
                                               ----------   ----------   ----------
Discontinued operations:
 Loss from operations of discontinued
  subsidiaries less applicable income
  tax (benefits) of ($225,000) in 1997,
  ($82,000) in 1996 and $0 in 1995               (520,000)    (513,000)    (136,000)
 Equity in income (loss) of investee less
  applicable income tax (benefit) of
  ($65,000) in 1997 and $21,000 in 1996           (97,000)     136,000
 Gain on sale of equity investee less
  applicable income tax of $916,000 in 1997     1,389,000
 Gain on sale of assets of subsidiaries less
  applicable income taxes of $565,000           1,311,000
                                               ----------   ----------   ----------
Income (loss) from discontinued operations      2,083,000     (377,000)    (136,000)
                                               ----------   ----------   ----------
Net income (loss)                              $2,072,000   $  168,000   $ (176,000)
                                               ==========   ==========   ==========
Basic and diluted income (loss) per share:
  Continuing operations                        $     0.00   $     0.07   $    (0.01)
  Discontinued operations                            0.30        (0.05)       (0.02)
                                               ----------   ----------   ----------
Net income (loss)                              $     0.30   $     0.02   $    (0.03)
                                               ==========   ==========   ==========
Weighted average common shares outstanding      6,967,786    6,947,828    6,947,828
                                               ==========   ==========   ==========

See notes to financial statements

GHS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

                                       Common Stock *
                                -------------------------
                                   Number                    Additional    Retained
                                     of                       Paid-in      Earnings
                                   Shares        Amount       Capital      (Deficit)         Total
                                -----------   -----------   -----------   -----------    -----------
Balance - January 1, 1996         6,447,828   $    65,000   $ 3,082,000   $(1,218,000)   $ 1,929,000
Net income for the year ended
  December 31, 1996                                                           168,000        168,000
                                -----------   -----------   -----------   -----------    -----------
Balance - December 31, 1996       6,447,828        65,000     3,082,000    (1,050,000)     2,097,000
Issuance of common stock for
  purchase of minority
  interest                           31,332                      32,000                       32,000
Net income for the year ended
  December 31, 1997                                                         2,072,000      2,072,000
                                -----------   -----------   -----------   -----------    -----------
Balance - December 31, 1997       6,479,160   $    65,000   $ 3,114,000   $ 1,022,000    $ 4,201,000
                                ===========   ===========   ===========   ===========    ===========

* Excluding shares with put option

See notes to financial statements

GHS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                           1997           1996           1995
                                                       -----------    -----------    -----------
Cash flows from operating activities:
  Income (loss) from continuing operations             $   (11,000)   $   545,000    $   (40,000)
  Adjustments to reconcile income (loss) from
    continuing operations to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                        784,000        450,000        449,000
      Deferred income tax (benefit)                                      (402,000)
      Other                                                 32,000
      Minority interest in net (loss) of
       consolidated subsidiary                                             16,000        (22,000)
      Changes in:
        Accounts receivable - net                         (115,000)       104,000       (139,000)
        Other current assets                                13,000         26,000        (57,000)
        Accounts payable and accrued expenses              (96,000)       (41,000)       138,000
        Cash provided by continuing operations
      Cash provided by (used in) discontinued
       operations                                         (703,000)        37,000        191,000
                                                       -----------    -----------    -----------
         Net cash (used in) provided by operating
          activities                                       (96,000)       735,000        520,000
                                                       -----------    -----------    -----------

Cash flows from investing activities:
  Property and equipment                                (1,102,000)                       (5,000)
  Refundable deposits                                       43,000        290,000
  (Increase) decrease in cash held in escrow               818,000       (880,000)       (82,000)
  Refunds on Gamma Knife                                                   22,000
  Proceeds from the sale of discontinued operation       2,100,000
  Proceeds from the sale of equity investee              2,330,000
  Purchase of certificates of deposit                     (400,000)
  Cash used in discontinued operations                                    (89,000)       (78,000)
                                                       -----------    -----------    -----------
         Net cash provided by (used in) investing
          activities                                     3,789,000       (657,000)      (165,000)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
  Repayment of capital lease and loan obligations         (486,000)      (522,000)      (430,000)
  Cash received on refinancing of capital lease            100,000
  Loan payable - officer                                                  (20,000)        20,000
  Notes payable - other                                                  (100,000)       100,000
  Loan payable - Gamma Knife                                              525,000
                                                       -----------    -----------    -----------
         Net cash used in financing activities            (386,000)      (117,000)      (310,000)
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents     3,307,000        (39,000)        45,000
Cash and cash equivalents - beginning of period            159,000        198,000        153,000
                                                       -----------    -----------    -----------

Cash and cash equivalents - end of period              $ 3,466,000    $   159,000    $   198,000
                                                       ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                           $   485,000    $   316,000    $   510,000
    Income taxes                                           290,000         13,000          3,000

Supplemental disclosures of noncash financing
activities:
  Property acquired under capital lease obligations
   and through loans payable                             3,327,000
  Issuance of common stock for services rendered            32,000                        23,000
  Increase (decrease) in progress payments and
   related loans payable for Gamma Knife                (2,610,000)     1,450,000      1,160,000
  Refinancing of loans payable and capital lease
   obligation with new capital lease obligation          2,172,000
  Refinancing of progress payment obligation with
   capital lease                                         3,139,000
  Loans payable to finance property acquisitions           188,000

See notes to financial statements

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   Basis of preparation:

      GHS, Inc. (the "Company") through its subsidiary, U.S. Neuro Surgical, Inc. ("U.S. Neuro") owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. During 1995, the Company formed a subsidiary, U.S. Neurosurgical Physics, Inc. ("USNP") to administer the billing and collection of the Physicist's fee for operating the Gamma Knife.

      In July 1997 the Company sold substantially all the assets except accounts receivable of two of its subsidiaries, Web Health Inc. (formerly Global Health Systems, Inc.) and Kachina Ventures, Inc. (formerly GHS Management Services, Inc.) to Health Management Systems, Inc. The sales price was $2,100,000 subject to certain closing adjustments. These subsidiaries develop, install and maintain computerized processing systems for managed care, public health and ambulatory care facilities.

      In December 1997 the Company sold its 20% investment in Florida Specialty Network ("FSN"), a computerized processing systems provider which operates in the United States to CMSF, Inc. ("Buyer") and Magellan Health Services, Inc., parent of the Buyer. The Company received proceeds of approximately $2,330,000 net of expenses and recorded a gain on sale of $2,143,000. In addition, the Company has the opportunity to earn additional consideration upon the achievement by FSN of certain performance milestones. Prior to sale, the Company accounted for its investments in FSN on the equity method.

      The consolidated financial statements include the accounts of GHS, Inc. and its wholly owned subsidiaries. The results of operations of Web Health, Inc. and Kachina Ventures Inc. and the equity in the operating results of FSN have been reported separately as discontinued operations. In addition, the net assets of such entities have been segregated in the accompanying balance sheets. In connection therewith, the 1996 and 1995 financial statements have been reclassified from amounts previously reported (see Note I).

[2]   Revenue recognition:

      Patient revenue is recognized when the Gamma Knife procedure is rendered.

[3]   Long-lived assets:

      Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." FAS 121 requires that long lived assets to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement had no impact in the Company's financial position, results of operations, or liquidity.

[4]   Depreciation and amortization:

      The Gamma Knifes are being depreciated on the straight-line method over an estimated useful life of 7 years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the life of the leases.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]   Income (loss) per share:

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share is based on the weighted average number of common shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all years have been presented to conform to the Statement No. 128 requirements.

      Outstanding options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years presented.

[6]   Statement of cash flows:

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[7]   Estimates and assumptions:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[8]   Fair values of financial instruments:

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, certificates of deposit, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 1997 and 1996 because of the short maturity of these financial instruments. The estimated carrying value of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 1997 and 1996. The fair value estimates were based on information available to management as of December 31, 1997 and 1996.

[9]   Stock-based compensation:

      The Company accounts for employee stock option grants under Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, when the exercise price of employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recorded.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")

[1]   Gamma Knife neuroradiosurgery equipment agreement:

      U.S. Neuro entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC for a period of 21 years which commenced with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires U.S. Neuro to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment,
      (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays U.S. Neuro 80% of RMC's fees for the use of the equipment and the facility. The agreement also provides for U.S. Neuro to establish for the benefit of RMC an escrow account funded with an amount equal to one month average of the compensation payable to U.S. Neuro. U.S. Neuro shall be the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 1997, the escrow account had a balance of $85,000. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]) and may be terminated by mutual agreement in the sixth year of the ground lease term.

[2]   Ground lease agreement:

      U.S. Neuro entered into a lease with RMC for the premises, defined as land situated in Kansas City, Missouri together with the facility which was constructed by the Company thereon. The lease term is for a period of 21 years commencing September 1994. Rental expense is $3,600 per annum. The terms of the lease include escalation clauses for increases in certain operating expenses and for payment of real estate taxes and utilities. Title to all improvements upon the land vest in RMC.

NOTE C - AGREEMENT WITH NEW YORK UNIVERSITY ON BEHALF OF NEW YORK UNIVERSITY MEDICAL CENTER ("NYU")

During November 1996 U.S. Neuro entered into a neuroradiosurgery equipment agreement ("NYU agreement") with NYU for a period of 7 years ("the term") with the option of NYU extending the term for successive three year periods or purchasing the Gamma Knife equipment at an appraised market value price. U.S. Neuro may negotiate the purchase price and upon failure of the parties to agree may request the facility be closed. All costs associated with closing and restoring the facility to its original condition will be the liability of U.S. Neuro. The equipment agreement, among other matters, requires U.S. Neuro to provide (i) the use of the Gamma Knife equipment to NYU (ii) training necessary for the proper operation of the Gamma Knife Equipment (iii) sufficient supplies for the equipment, (iv) the repair and maintenance of the equipment (v) all basic hardware and software upgrades to the equipment and, (vi) an uptime guarantee. In return, NYU will pay U.S. Neuro a scheduled fee based on the number of patient procedures performed.

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

U.S. Neuro acquired a Gamma Knife ("Knife 1") from Elekta Instruments ("Elekta") for $2,900,000. The acquisition was financed by Financing for Science International ("FFSI") under a 5 year capital lease bearing interest at approximately 12.7% per annum. During September 1996, Finova Capital Corp. ("Finova") bought out FFSI and became the lessor. During March 1997 U.S. Neuro refinanced this lease with DVI Financial Services, Inc. ("DVI") for $2,272,000 under a 39 month capital lease which bears interest at approximately 10.4%. In connection with the refinancing, DVI paid to Finova $1,647,000 in settlement of the lease obligations, the Company's demand loan of $525,000 payable to DVI was repaid and DVI paid U.S. Neuro $100,000.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE (CONTINUED)

On December 6, 1994, U.S. Neuro entered into an additional agreement with Elekta to acquire a second Gamma Knife ("Knife 2") for $2,900,000 for which it made a deposit of $290,000 in 1994. The construction of the knife initially was financed by FFSI through funding of progress payments made to Elekta, however, during 1996 the Company refinanced the progress payments with DVI at which time the Company's deposit was returned. In July 1997, upon completion of construction, the progress payments were converted into a capital lease obligation for $3,139,000. The lease payments provide for interest at the higher of 12.0% or that rate adjusted for any increase in the thirty month Treasury Note rate.

In addition, the Company entered into two (2) three year loans with DVI in the amounts of $325,000 and $163,000 to finance the leasehold improvements required to install the Gamma Knife at New York University Medical Center. The loans bear interest at 12.0% - 12.9% per annum. The leases and loans payable are collateralized by all the assets of GHS, Inc. and subsidiaries.

The obligations under the capital lease and loans payable are as follows:

                                                    December 31,
                                              ----------------------
                                                 1997        1996
                                              ----------  ----------

         Capital leases - Gamma Knife         $4,999,000  $1,724,000
         Loans payable - leasehold
         improvements                            413,000     300,000
         Progress payment obligation                       2,610,000
                                              ----------  ----------
                                               5,412,000   4,634,000
         Less current portion                  1,195,000     711,000
                                              ----------  ----------

                                              $4,217,000  $3,923,000
                                              ==========  ==========

Future lease payments on the equipment leases are as follows:

                        Capital Lease             Loans Payable
    Year Ending   ------------------------  ------------------------
   December 31,     Knife 1       Knife 2   Leasehold 1  Leasehold 2     Total
----------------  -----------   ----------  -----------  -----------  ----------
  1998             $  827,000   $  713,000   $156,000     $ 65,000    $1,761,000
  1999                827,000      792,000    156,000       65,000     1,840,000
  2000                482,000      792,000                  32,000     1,306,000
  2001                             792,000                               792,000
  2002                             792,000                               792,000
  2003                             462,000                               462,000
                   ----------   ----------   --------     --------    ----------

                    2,136,000    4,343,000    312,000      162,000     6,953,000

Less: interest        270,000    1,210,000     38,000       23,000     1,541,000
                   ----------   ----------   --------     --------    ----------

Present value of
 net minimum
 obligation        $1,866,000   $3,133,000   $274,000     $139,000    $5,412,000
                   ==========   ==========   ========     ========    ==========

During the year ended December 31, 1997 and 1996, the Company capitalized interest cost amounting to approximately $177,000 and $249,000, respectively, relating to the construction of the Gamma Knife project.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE E - COMMON STOCK ISSUED WITH PUT OPTION

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

However, in no event shall the Company be required to purchase shares of stock after the earlier of 2003 or such time as U.S. Neuro, Inc. no longer occupies the RMC premises (see Note B[2]).

NOTE F - STOCKHOLDERS' EQUITY

[1]   Stock options:

      Effective October 23, 1997, the Company adopted a 1997 Stock Option Plan (the "Plan") for officers, directors, consultants and other key personnel of the Company. This plan replaces the 1986 Stock Option Plan which had expired. Options outstanding from the 1986 Option Plan are 166,500. The Plan authorizes the granting of incentive stock options ("ISO") and nonqualified stock options to purchase up to 750,000 shares of the Company's common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of the Company) of the fair market value of the common stock on the date of grant and that no portion of the option may be exercised beyond ten years from that date (five years in the case of ISO's granted to a 10% shareholder). During 1997, 325,000 options were granted (all of which are immediately exercisable) and at December 31, 1997, 425,000 options were available for grants.

      All options outstanding granted to employees of the Company shall terminate immediately upon the termination of employment of the employee by the Company or its subsidiaries or its parent.

      Listed below is information as to options granted and exercisable.

                        Period Ended       Period Ended         Period Ended
                     December 31, 1995  December 31, 1996    December 31, 1997  Weighted
                    ------------------  -----------------   ------------------   Average
                               Average            Average              Average  Remaining
                              Exercise           Exercise             Exercise    Life
                     Shares    Price     Shares   Price      Shares    Price    In Years
                    -------   --------  -------  --------   -------   --------  ---------
Options
 outstanding at
 beginning of
 the year           430,000    $1.00    430,000   $1.00     360,000    $1.00      3.66
Granted                                                     325,000              10.00
Cancelled                                                    (8,500)
Expired                                 (70,000)           (185,000)
                    -------    -----    -------   -----     -------    -----     -----
Options
 outstanding at
 end of the
 period             430,000    $1.00    360,000   $1.00     491,500    $1.00      8.67
                    =======    =====    =======   =====     =======    =====     =====
Options
 exercisable at
 end of the year    364,875    $1.00    338,375   $1.00     491,500    $1.00
                    =======    =====    =======   =====     =======    =====     =====

      No compensation expense relating to the stock option grants were recorded in 1997 as the option exercise prices were greater than the fair market value of the stock at date of grant. There were no options granted during 1996 and 1995.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

[1]   Stock options: (continued)

      Pro forma information regarding net income and basic and diluted income
      (loss) per share is required by FASB 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The following pro forma information gives effect to fair value for those options issued during 1997 and was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 60%, risk free interest rates of 6.09% and expected life of 10 years.

             Loss from continuing operations:
               As reported                          $ (11,000)
               Pro forma                             (210,000)

             Basic and diluted loss per share from
              continuing operations:
               As reported                               $.00
               Pro forma                                 (.03)

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

NOTE G - COMMITMENTS AND OTHER MATTERS

[1]   Lease agreement:

      In March 5, 1998 the Company entered into a lease for office premises which expires March 31, 2003. The terms of the lease include an escalation clause beginning January 1, 1999 for payment of a pro rata share of certain operating expenses.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE G - COMMITMENTS AND OTHER MATTERS  (CONTINUED)

[1]   Lease agreement: (continued)

      Minimum future obligations under the operating lease are as follows:

          Year Ending
          December 31,
          ------------

            1998                            $24,000
            1999                             32,000
            2000                             32,000
            2001                             32,000
            2002                             32,000
            Thereafter                        8,000

      No rent was paid in connection with continuing operations during 1997, 1996 or 1995.

[2]   Concentrations:

      For the year ended December 31, 1997 the Company derived substantially all its patient revenue from two hospitals, one of which accounted for 90% of the Company's revenue. For the years ended December 31, 1996 and 1995 one hospital accounted for all its patient revenue.

      The Company is dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE H - TAXES

The components of the income tax provision (benefit) applicable to continuing operations is comprised of the following:

                                                     Year Ended
                                                    December 31,
                                          -----------------------------
                                             1997        1996      1995
                                          ---------   ---------   -----
      Current:
        Federal                           $(112,000)  $       0   $   0
        State                                (2,000)          0       0
                                          ---------   ---------   -----
                                           (114,000)          0       0
                                          ---------   ---------   -----

      Deferred:
        Federal                             106,000    (353,000)      0
        State                                     0     (49,000)      0
                                          ---------   ---------   -----
                                            106,000    (402,000)      0
                                          ---------   ---------   -----
      Income tax provision (benefit)      $  (8,000)  $(402,000)  $   0
                                          =========   =========   =====

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE H - TAXES  (CONTINUED)

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported in the statements of operations applicable to continuing operations follows:

                                                        Year Ended
                                                       December 31,
                                              ------------------------------
                                                1997       1996       1995
                                              -------   ---------   --------

      Income tax provision (benefit) at the
        federal statutory rate                $(6,000)  $  54,000   $(13,000)
      State income tax provision (benefit),
        net of federal taxes                   (2,000)      7,000     (2,000)
      Change in valuation allowance                      (463,000)    15,000
      Other
                                              -------   ---------   --------
      Income tax provision (benefit)          $(8,000)  $(402,000)  $      0
                                              =======   =========   ========

Items which give rise to deferred tax assets and liabilities are as follows:

                                                        December 31,
                                             ----------------------------------
                                               1997         1996         1995
                                             ---------   ----------   ---------

      Net operating loss carryforward                    $1,013,000   $ 730,000
      Allowance for doubtful accounts                        64,000       6,000
      Unbilled accounts receivable                                       77,000
      Excess of tax depreciation over book
       depreciation                          $(450,000)    (344,000)   (195,000)
      Valuation allowance                                  (270,000)   (618,000)
                                             ---------   ----------   ---------

      Deferred tax asset (liability) - net   $(450,000)  $  463,000   $       0
                                             =========   =========    =========

The valuation allowance decreased by $270,000 in 1997 and $348,000 in 1996. The 1997 decrease was reflected as a tax benefit in discontinued operations. The 1996 decrease was reflected as a tax benefit of $463,000 in continuing operations. The $115,000 net difference was related to the net operating loss attributable to discontinued operations. The valuation allowance increased by $77,000 in 1995 of which $15,000 was related to continuing operations and $62,000 was related to discontinued operations.

NOTE I - DISCONTINUED OPERATIONS

On July 15, 1997, the Company sold substantially all the assets of two of its subsidiaries, Web Health Inc. (formerly Global Health Systems, Inc.) and Kachina Ventures, Inc. (formerly GHS Management Services, Inc.) to Health Management Systems, Inc.

In addition, in December 1997 the Company sold its 20% investment in FSN to CMSF, Inc.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE I - DISCONTINUED OPERATIONS (CONTINUED)

The components of the net assets of discontinued operations included in the consolidated balance sheets are as follows:

                                                            Year Ended
                                                           December 31,
                                                       ------------------
                                                         1997      1996
                                                       -------   --------
Current assets:
  Accounts receivable                                  $43,000   $900,000
  Unbilled accounts receivable                                     31,000
  Other current assets                                             22,000
Less current liabilities
  Accounts payable and accrued expenses                          (600,000)
  Obligations under capital lease - equipment                     (13,000)
                                                       -------   --------
    Net current assets                                 $43,000   $340,000
                                                       =======   ========

Long-term assets:
  Furniture and equipment                              $         $ 77,000
  Software development costs                                      180,000
  Other assets                                                    198,000
Long-term liabilities:
  Obligations under capital lease - equipment                     (21,000)
                                                       -------   --------
    Net long-term assets                               $         $434,000
                                                       =======   ========

The condensed statement of loss from discontinued operations attributable to subsidiaries whose net assets were sold is presented below.

                                                      Year Ended
                                                     December 31,
                                              1997       1996       1995

Revenue                                    $1,202,000  $2,780,000  $3,162,000
Costs and expenses                          1,947,000   3,375,000   3,298,000
                                           ----------  ----------  ----------
Loss from operations before income tax
(benefit)                                   (745,000)    (595,000)   (136,000)
                                           ---------   ----------  ----------

Income tax (benefit):
  Current                                    (70,000)
  Deferred                                  (155,000)     (82,000)          0
                                           ---------   ----------  ----------
                                            (225,000)     (82,000)          0
                                           ---------   ----------  ----------
Loss from discontinued operations          $(520,000)  $ (513,000) $ (136,000)
                                           =========   ==========  ==========

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE J - PURCHASE OF MINORITY INTEREST AND RELATED LITIGATION

In 1993, pursuant to an agreement (the "USN Agreement") between the Company and
A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown"), the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN Agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company's Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or common stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in September 1996 at a value of $38,781.40, which value was calculated by the Company in accordance with the terms of the USN Agreement and in 1997 the Company paid the purchase price through the issuance of shares of common stock valued at $31,332 plus offsetting a receivable of $7,450 from Brown against the purchase price. Such valuation was disputed by Brown and Kirshenbaum.

In June 1997, the Company instituted an action (the "Declaratory Action") in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in USN for $38,781.40 was fair and equitable. Because of the dispute between the Company and Brown and Kirshenbaum on the valuation of their 20% in USN, the Company filed the Declaratory Action to determine: (1) whether the Company's repurchase is proper; (2) whether the valuation of Brown's and Kirshenbaum's 20% interest in USN is just and fair; and
(3) whether Brown's and Kirshenbaum's valuation of their 20% interest in USN is improper. If successful in this action, the Company will be entitled to purchase Brown's and Kirshenbaum's 20% interest for $38,781.40. If unsuccessful, and Brown's and Kirshenbaum's valuation is determined to be correct, the Company may be required to purchase Brown's and Kirshenbaum's interests in USN for approximately $584,497.

In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against the Company, USN and others. The counterclaim against the Company and third party claim against USN and the other parties is purportedly for violations of: (1) the RICO statutes; (2) various causes of action for fraud; and (3) various causes of action for breach of contract. The RICO and fraud counts seek damages of not less than $9 million per count and also seek the imposition of treble damages for RICO and punitive damages for the fraud counts. The breach of contract counts range from $250,000 to $600,000. The claims of RICO and fraud arise out of an alleged conspiracy between the Company and other parties to misappropriate a business concept allegedly created by Brown and Kirshenbaum. The remainder of Brown's and Kirschenbaum's claims are in the nature of a breach of contract between the Company, USN and Brown and Kirshenbaum.

The Company intends to vigorously pursue its claim in the Declaratory Action. However, no evaluation of the likelihood of a favorable or unfavorable outcome can be made at this time. In addition, the Company and USN intend to vigorously defend Brown's and Kirshenbaum's counterclaim and third party claims.

In addition to the above-described federal court action, Brown has filed a state court action in the District Court in and for Montgomery County, Maryland against USN and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claims to be an improper termination from USN. Brown seeks approximately $381,000 for lost salary and $36,000 for unreimbursed expenses in addition to the consequential damages and treble damages he seeks under his various counts of his compliant. USN has and continues to vigorously defend this action. Because the case is in the initial pleading stages, no evaluation of the likelihood of an unfavorable outcome can be made at this time.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE K - EMPLOYEES 401K PLAN

During 1997 the Company established a 401(k) plan covering substantially all its employees which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company's discretionary matching 401(k) contributions for 1997 were $2,200.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY SCHEDULES

Board of Directors and Stockholders
GHS, Inc.
Rockville, Maryland

The audits referred to in our report dated January 30, 1998 includes Schedule
II. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Richard A. Eisner & Company, LLP

New York, New York
January 30, 1998

GHS, INC. AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

                                           Column C
                               Column B   Additions
                                Balance      (1)                    Column E
                                  at                                 Balance
                               beginning  Charged to    Column D       at
              Column A            of      costs and   Deductions -   end of
            Description         period     expenses   describe (B)   period
----------------------------  ----------  ----------  ------------  --------
Allowance for doubtful
 accounts:

  1997                         $164,000               $164,000(A)   $      0
                               ========                             ========
  1996                         $ 14,000    $150,000                 $164,000
                               ========    ========                 ========
  1995                         $ 14,000                             $ 14,000
                               ========                             ========

Reserve for inventory
 obsolescence:
  1997                         $      0                             $      0
                               ========                             ========
  1996                         $ 15,000               $ 15,000(B)   $      0
                               ========                             ========
  1995                         $ 15,000                             $ 15,000
                               ========                             ========

(A) 1997 - Bad debt write-off
(B) 1996 - Liquidation of obsolete inventory

Amounts shown above relate to discontinued operations.

See notes to financial statements