Form 10-Q
period 1998-03-31
GHS INC
filed 1998-05-12
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                     Commission file number
March 31, 1998                                                0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                            52-1373960
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           identification No.)

            2400 Research Blvd, Suite 325, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (301) 208-8998

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

            YES |X|                  NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                      Outstanding at May 11, 1998
     -----                                      ---------------------------
Common Stock, $.01 par value                           6,979,160 Shares

                                     PART I
                              FINANCIAL INFORMATION
                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31,  December 31,
                                                           1998          1997
                                                           ----          ----
Current assets:
   Cash and cash equivalents                           $ 2,961,000   $ 3,466,000
   Certificates of deposit-at cost which
    approximates market                                    700,000       400,000
   Accounts receivable                                     167,000       209,000
   Other current assets                                    227,000        51,000
   Net current assets - discontinued operations             10,000        43,000
                                                       -----------   -----------
      Total current assets                             $ 4,065,000   $ 4,169,000

Computers & Equipment                                        6,000            --
Gamma Knife (net of accumulated depreciation of          4,598,000     4,830,000
     1,867,000 in 1998 and 1,070,000 in 1997)
Leasehold improvements (net of accumulated               1,581,000     1,624,000
      amortization of 246,000 in 1998 and
      91,000 in 1997)
Cash held in escrow                                         90,000        89,000
Other assets                                                 2,000            --

      TOTAL                                            $10,342,000   $10,712,000
                                                       -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses               $   103,000   $   149,000
   Obligations under capital lease
    and loans payable- current portion                   1,310,000     1,195,000
                                                       -----------   -----------
      Total current liabilities                          1,413,000     1,344,000

   Deferred tax liability                                  450,000       450,000
   Obligations under capital lease and loans
    payable
   Net of current portion                                3,777,000     4,217,000
   Common stock - par value $.01: 500,000
   shares issued with put option                           500,000       500,000

   Stockholders' equity:
   Common stock - $.01 par value -
      25,000,000 shares authorized;
      6,979,160 and 6,971,327
      issued and outstanding
      in 1998 and 1997                                      65,000        65,000
   Additional paid-in capital                            3,114,000     3,114,000
   Retained Earnings                                     1,023,000     1,022,000
                                                       -----------   -----------
      Total stockholders' equity                       $ 4,202,000   $ 4,201,000
                                                       -----------   -----------

      TOTAL                                            $10,342,000   $10,712,000
                                                       -----------   -----------


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                         1998           1997
                                                         ----           ----

Revenue:
   Patient Revenue                                   $   588,000    $   388,000
                                                     -----------    -----------

Expenses:
   Patient Expenses                                  $   333,000    $   187,000
   Selling, General and Administrative                   151,000         77,000
                                                     -----------    -----------
      Total                                              484,000        264,000
                                                     -----------    -----------

Income (loss) before items listed below              $   104,000    $   124,000

Interest expense                                        (152,000)      (107,000)

Interest income                                           49,000             --
                                                     -----------    -----------

Income from continuing operations                          1,000         17,000
                                                     -----------    -----------

Discontinued operations
   Income from operations                                     --         68,000

Net Income                                                 1,000         85,000

Basic and diluted income per share                   $        --    $       .01
                                                     -----------    -----------

Weighted average shares outstanding                    6,979,160      6,971,327
                                                     -----------    -----------


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                      March 31
                                                                      --------

                                                                 1998            1997
                                                                 ----            ----
Cash flows from operating activities:
  Income from continuing operations                          $     1,000    $    17,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization:                              282,000        114,000
     Changes in operating assets and liabilities:
     (Increase) decrease in cash held in escrow                   (1,000)       411,000
     Decrease in deposits                                             --         43,000
     (Increase) decrease in receivables                           42,000         (9,000)
     (Increase) decrease in other assets                        (178,000)
     (Decrease) increase in payables and accrued expenses        (46,000)       (95,000)
     Cash provided by (used in) discontinued operations           33,000       (181,000)
                                                             -----------    -----------
 Net cash provided by operating activities                       133,000        350,000

Cash flows from investing activities :
  Furniture and Equipment Purchases                               (6,000)            --
  Purchase of certificates of deposit                           (300,000)            --
  Cost Incurred with Leasehold improvements                       (7,000)      (383,000)
  Cash used in discontinued operations                                --         (8,000)
                                                             -----------    -----------
Net cash (used in) investing activities                         (313,000)      (391,000)

Cash flows from financing activities:
  Lease payable - Gamma Knife                                         --        100,000
  Payment of capital lease obligations                          (325,000)       (82,000)
                                                             -----------    -----------
Net cash provided by (used in) financing activities             (325,000)        18,000

Net (decrease) in cash and cash equivalents                     (505,000)       (23,000)

Cash and cash equivalents - beginning of period                3,466,000        159,000
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $ 2,961,000    $   136,000
                                                             -----------    -----------

Supplemental disclosures of cash flow information:
 Cash paid for
  Interest                                                       152,000        101,000
  Taxes                                                          193,000             --
Supplemental disclosures of non-cash financing activities:
  Loan payable - Gamma Knife                                          --       (525,000)
  Lease payable - Gamma Knife                                         --        525,000


   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at March 31 1998, for the three months ended March 31, 1998 and 1997, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

First Quarter 1998 Compared to First Quarter 1997
Results of Operations

Patient revenue increased 52% to $588,000 from $388,000 for the quarter ended March 31, 1998. The increase was due to an increase in the number of Gamma Knife procedures and additional revenue from the NYU Gamma Knife Center. Patient expenses increased 78% to $333,000 from $187,000 a year earlier. This increase is mainly because of increased depreciation and amortization due to the NYU equipment and improvements. Selling, general and administrative expense increased to $151,000 from $77,000 for the quarter ended March 31. The increase was due to legal fees incurred by the Company for its litigation with A. Hyman Kirshenbaum and Jerry Brown. Interest expense increased 42% to $152,000 from $107,000 in the same period a year earlier. The increase was related to the second Gamma Knife lease at NYU. The increase in interest income is due to the Company's sale of its Systems business and its interest in its equity investee, Florida Specialty Networks, Ltd. ("FSN"). For the quarter ended March 31, income from continuing operations was $1,000 as compared to $17,000 for the same period a year earlier.

The Company had income from discontinued operations of $68,000 for the quarter ended March 31, 1997 due to the Systems business which was operated through its subsidiaries, formerly known as Global Health Systems, Inc. and GHS Management Services, Inc. The Company sold substantially all the assets of these subsidiaries during July 1997. As a result net income was $85,000 for the quarter ended March 31, 1997, as compared to $1,000 for the quarter ended March 31, 1998.

Liquidity and Capital Resources

At March 31, 1998 the Company had working capital of $2,652,000 as compared to a working capital deficit of $824,000 at March 31, 1997. The increase in working capital is primarily from the proceeds of the sale of the assets of its subsidiaries and the sale of its partnership interest in FSN. Cash and cash equivalents at March 31, 1998 was $2,961,000 as compared with $136,000 at March 31, 1997.

Net cash provided by operating activities was $133,000 as compared with $350,000 for the same period, a year earlier. Depreciation expense on the Gamma Knife and amortization on the leasehold improvements have increased due to the fact that the NYU Gamma Knife was placed into service during the past year.

The Company had net cash used in investing activities of $313,000 as compared to $391,000 at March 31, 1997. The Company made purchases of $300,000 of certificates of deposit. In the previous year the Company incurred $383,000 of leasehold improvements related to the NYU Gamma Knife.

Net cash used in financing activities was $325,000 as compared to net cash provided by financing activities of $18,000 for the same period a year earlier. The Company paid $325,000 towards its lease obligations as compared to $82,000 in the previous year. As a result of the commencement of the NYU operation the Company had two capital lease obligations therefore increasing the lease obligation by $243,000.

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

      In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against the Company, USN and others, including Alan Gold. The counterclaim against the Company and third party claim against USN and the other parties is purportedly for violations of : (1) the RICO statutes (18 U.S.C. ss1962(c) and (d)) ; (2) various causes of action for fraud ; and (3) various causes of action for breach of contract. The RICO and fraud counts seek damages of not less than $9 million per count and also seek the imposition of treble damages for RICO and punitive damages for the fraud counts. The breach of contract counts range from $250,000 to $600,000. The claims of RICO and fraud arise out of an alleged conspiracy between the

Company and other parties to missappropriate a business concept allegedly created by Brown and Kirshenbaum. The remainder of Brown's and Kirshenbaum's claims are in the nature of a breach of contract between the Company, USN and Brown and Kirshenbaum.

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

                                         GHS, INC.


Date May 12, 1998                         By /s/ Alan Gold
     ----------------------------           ----------------------------
                                             Alan Gold
                                             Director and President
                                             Chief Executive
                                             Officer