Form 10-Q
period 1998-06-30
GHS INC
filed 1998-08-12
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                               Commission file number
June 30, 1998                                         0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                  52-1373960
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

                         YES |X|                  NO  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at August 03, 1998
          -----                              ------------------------------
Common Stock, $.01 par value                        6,979,160 Shares

                                     PART I
                              FINANCIAL INFORMATION
                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   June 30,    December 31,
                                                                     1998          1997
                                                                     ----          ----
Current assets:
     Cash and cash equivalents                                   $ 2,140,000   $ 3,466,000
     Certificates of deposit-at cost which approximates market     1,411,000       400,000
     Accounts receivable                                             216,000       209,000
     Other current assets                                            218,000        51,000
     Net current assets - discontinued operations                      4,000        43,000
                                                                 -----------   -----------
         Total current assets                                    $ 3,989,000   $ 4,169,000

Furniture & Fixtures                                                  28,000            --
Computers & Equipment                                                 35,000            --
Gamma Knife (net of accumulated depreciation of                    4,368,000     4,830,000
     2,097,000 in 1998 and 1,636,000  in 1997 )
Leasehold improvements (net of accumulated                         1,546,000     1,624,000
     amortization of  296,000 in 1998 and 198,000 in 1997)
Cash held in escrow                                                   91,000        89,000
Other assets                                                           3,000            --

         TOTAL                                                   $10,060,000   $10,712,000
                                                                 -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $   244,000   $   149,000
     Obligations under capital lease
       and loans payable- current portion                          1,402,000     1,195,000
                                                                 -----------   -----------
         Total current liabilities                                 1,646,000     1,344,000

     Deferred tax liability                                          450,000       450,000
     Obligations under capital lease and loans payable
     Net of current portion                                        3,366,000     4,217,000
     Common stock - par value $.01: 500,000
     shares issued with put option                                   500,000       500,000

     Stockholders' equity:
     Common stock - $.01 par value -

         25,000,000 shares authorized;
         6,979,160 and 6,971,327
         issued and outstanding
         in 1998 and 1997                                             65,000        65,000
     Additional paid-in capital                                    3,114,000     3,114,000
     Retained Earnings                                               919,000     1,022,000
                                                                 -----------   -----------
         Total stockholders' equity                              $ 4,098,000   $ 4,201,000
                                                                 -----------   -----------

         TOTAL                                                   $10,060,000   $10,712,000
                                                                 -----------   -----------

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                               June 30,
                                                               --------
                                                       1998             1997
                                                       ----             ----

Revenue:
     Patient Revenue                               $   675,000      $   378,000
                                                   -----------      -----------

Expenses:
     Patient Expenses                              $   358,000      $   167,000
     Selling, General and Administrative               316,000           81,000
                                                   -----------      -----------
         Total                                         674,000          248,000
                                                   -----------      -----------

Income (loss) before items listed below            $     1,000      $   130,000

Interest expense                                      (143,000)         (65,000)

Interest income                                         38,000            5,000
                                                   -----------      -----------

Income (loss) from continuing operations              (104,000)          70,000
                                                   -----------      -----------

Discontinued operations
     Loss from operations                                   --         (149,000)

Net Loss                                              (104,000)         (79,000)

Basic and diluted income (loss) per share          $      (.02)     $       .01
                                                   -----------      -----------

Weighted average shares outstanding                  6,979,160        6,971,327
                                                   -----------      -----------

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                      1998              1997
                                                      ----              ----

Revenue:
     Patient Revenue                               $ 1,263,000      $   766,000
                                                   -----------      -----------

Expenses:

     Patient Expenses                              $   691,000      $   369,000
     Selling, General and Administrative               467,000          158,000
                                                   -----------      -----------
         Total                                       1,158,000          527,000
                                                   -----------      -----------

Income (loss) before items listed below            $   105,000      $   239,000

Interest expense                                      (295,000)        (166,000)

Interest income                                         87,000           18,000
                                                   -----------

Income (loss) from continuing operations              (103,000)          91,000
                                                   -----------      -----------

Discontinued operations
     Loss from operations                                   --         (135,000)

Net Loss                                              (103,000)         (44,000)

Basic and diluted income (loss) per share          $      (.01)     $      (.01)
                                                   -----------      -----------

Weighted average shares outstanding                  6,979,160        6,971,327
                                                   -----------      -----------

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                               June 30,
                                                                               --------
                                                                           1998          1997
                                                                           ----          ----
Cash flows from operating activities:
        Income (loss) from continuing operations                      $  (103,000)   $    91,000
        Adjustments to reconcile net income to net cash provided by operating activities:

               Depreciation and amortization:                             562,000        320,000
               Changes in operating assets and liabilities:
               (Increase) decrease in cash held in escrow                  (2,000)       644,000
               (Increase) decrease  in deposits                            (3,000)        43,000
               (Increase) decrease in receivables                          (7,000)        17,000
               (Increase) decrease in other assets                       (165,000)
               (Decrease) increase in payables and accrued expenses        95,000        (35,000)
               Cash provided by (used in) discontinued operations          39,000        (15,000)
                                                                      -----------    -----------
        Net cash provided by operating activities                         416,000      1,065,000

Cash flows from investing activities :
        Furniture and Equipment Purchases                                 (66,000)            --
        Purchase of certificates of deposit                            (1,011,000)            --
        Cost Incurred with Leasehold improvements                         (21,000)      (913,000)
        Cash used in discontinued operations                                   --        (34,000)
                                                                      -----------    -----------
Net cash (used in) investing activities                                (1,098,000)      (947,000)

Cash flows from financing activities:
        Payment of capital lease obligations                             (644,000)      (356,000)
        Proceeds of equipment lease obligations                                --        150,000
                                                                      -----------    -----------
Net cash provided by (used in) financing activities                      (644,000)      (206,000)

Net (decrease) in cash and cash equivalents                            (1,326,000)       (88,000)

Cash and cash equivalents - beginning of period                         3,466,000        159,000
                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $ 2,140,000    $    71,000
                                                                      -----------    -----------

Supplemental disclosures of cash flow information:
    Cash paid for
        Interest                                                          295,000        166,000
        Taxes                                                             243,000             --

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at June 30 1998, for the three months ended June 30, 1998 and 1997, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Second Quarter 1998 Compared to Second Quarter 1997 and Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Results of Operations

Patient revenue increased 78% to $675,000 for the quarter ended June 30, 1998 as compared to $378,000 for the same period in 1997. The increase was due to an increase in the number of Gamma Knife procedures and additional revenue from the NYU Gamma Knife Center. The Company is increasing its presence at the two facilities that it manages, as more physicians are becoming familiar with the Gamma Knife and its capabilities. Patient expenses increased 114% to $358,000 from $167,000 a year earlier. This increase is mainly because of increased depreciation and amortization due to the NYU equipment and improvements. Selling, general and administrative expense increased to $316,000 from $81,000 for the quarter ended June 30. The increase was due to legal fees incurred by the Company for its litigation with A. Hyman Kirshenbaum and Jerry Brown. The amount of these fees were $100,000. Interest expense increased to $143,000 from $65,000 in the same period a year earlier. The increase was related to the second Gamma Knife lease at NYU. Interest income was $38,000 for the quarter as compared to $5,000 in the previous year. The increase in is due to the Company's sale of its Systems business and its interest in its equity investee, Florida Specialty Networks, Ltd. ("FSN"). The Company paid $50,000 in income tax during the quarter related to the sale of its FSN interest. For the quarter ended June 30, the loss from continuing operations was $104,000 as compared to income of $70,000 for the same period a year earlier.

For the six months ended June 30, revenue increased 65% to $1,263,000 from $766,000 in the same period a year earlier. Patient expenses increased 87% to $691,000 from $369,000 for the period. S,G & A increased to $467,000 as compared to $158,000 a year earlier. Interest expense increased to $295,000 from $166,000 in the same period a year ago. The reasons for the increases in these expenses are the same as in the previous section. Interest income increased to $87,000 from $18,000 for the six months ended June 30.

The Company had a loss from discontinued operations of $135,000 for the six months ended June 30, 1997 due to the Systems business which was operated through its subsidiaries, formerly known as Global Health Systems, Inc. and GHS Management Services, Inc. The Company sold substantially all the assets of these subsidiaries during July 1997. As a result the net loss was $44,000 for the six months ended June 30, 1997, as compared to $103,000 for the six months ended June 30, 1998.

Liquidity and Capital Resources

At March 31, 1998 the Company had working capital of $2,343,000 as compared to working capital of $2,825,000 at December 31, 1997. The decrease in working capital is primarily from prepayment of state and federal income taxes. Cash and cash equivalents at June 30 1998 was $2,140,000 as compared with $3,466,000 at December 31, 1997.

Net cash provided by operating activities was $416,000 as compared with $1,065,000 for the same period, a year earlier. Depreciation expense on the Gamma Knife and amortization on the leasehold improvements have increased due to the fact that the NYU Gamma Knife was placed into service during the past year. Depreciation and amortization increased to $562,000 from $320,000 in the six months ended June 30. A decrease in cash held in escrow of $644,000 for the completion of the NYU center made up a large portion of the 1997 activity.

The Company had net cash used in investing activities of $1,098,000 as compared to $947,000 at June 30, 1997. The Company made purchases of $1,011,000 of certificates of deposit. In the previous year the Company incurred $913,000 of leasehold improvements related to the NYU Gamma Knife.

Net cash used in financing activities was $644,000 as compared to net cash provided by financing activities of $206,000 for the same period a year earlier. The Company paid $644,000 towards its lease obligations as compared to $356,000 in the previous year.

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

                                             GHS, INC.

Date      August 05, 1998               By         /s/ Alan Gold
     -------------------------             ------------------------------
                                                   Alan Gold
                                                   Director and President
                                                   Chief Executive
                                                   Officer