Form 10-Q
period 1998-09-30
GHS INC
filed 1998-11-03
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission file number
September 30, 1998                                                0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                             52-1373960
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

                  YES  |X|                                NO |_}

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                    Outstanding at October 20, 1998
       -----                                    --------------------------------
Common Stock, $.01 par value                            6,979,160 Shares

                                     PART I
                              FINANCIAL INFORMATION
                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                September 30,  December 31,
                                                                     1998          1997
                                                                     ----          ----
Current assets:
     Cash and cash equivalents                                   $ 1,422,000   $ 3,466,000
     Certificates of deposit-at cost which approximates market     1,961,000       400,000
     Accounts receivable                                             164,000       209,000
     Other current assets                                            310,000        51,000
     Net current assets - discontinued operations                      4,000        43,000
                                                                 -----------   -----------
         Total current assets                                    $ 3,861,000   $ 4,169,000

Furniture & Fixtures                                                  27,000            --
Computers & Equipment                                                 33,000            --
Gamma Knife (net of accumulated depreciation of                    4,137,000     4,830,000
     2,328,000 in 1998 and 1,636,000  in 1997)
Leasehold improvements (net of accumulated                         1,497,000     1,624,000
      amortization of  345,000 in 1998 and 198,000 in 1997)
Cash held in escrow                                                   92,000        89,000
Other assets                                                           3,000            --

         TOTAL                                                   $ 9,650,000   $10,712,000
                                                                 -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $   304,000   $   149,000
     Obligations under capital lease
      and loans payable- current portion                           1,383,000     1,195,000
                                                                 -----------   -----------
         Total current liabilities                                 1,687,000     1,344,000

     Deferred tax liability                                          450,000       450,000
     Obligations under capital lease and loans payable
     Net of current portion                                        3,061,000     4,217,000
     Common stock - par value $.01: 500,000
      shares issued with put option                                  500,000       500,000

     Stockholders' equity:
     Common stock - $.01 par value -
         25,000,000 shares authorized;
         6,979,160 and 6,971,327
         issued and outstanding
         in 1998 and 1997                                             65,000        65,000
     Additional paid-in capital                                    3,114,000     3,114,000
     Retained Earnings                                               773,000     1,022,000
                                                                 -----------   -----------
         Total stockholders' equity                              $ 3,952,000   $ 4,201,000
                                                                 -----------   -----------

         TOTAL                                                   $ 9,650,000   $10,712,000
                                                                 -----------   -----------

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                           September 30,
                                                           -------------

                                                       1998             1997
                                                       ----             ----

Revenue:
     Patient Revenue                               $   472,000      $   501,000
     Other Income                                       56,000               --
                                                   -----------      -----------
         Total                                         528,000          501,000
Expenses:
     Patient Expenses                              $   316,000      $   256,000
     Selling, General and Administrative               246,000          287,000
                                                   -----------      -----------
         Total                                         562,000          543,000
                                                   -----------      -----------

Income (loss) before items listed below            $   (34,000)     $   (42,000)

Interest expense                                      (135,000)        (172,000)

Interest income                                         23,000           21,000
                                                   -----------      -----------

Income (loss) from continuing operations              (146,000)        (193,000)
                                                   -----------      -----------

Discontinued operations
     Loss from operations                                   --         (204,000)
     Gain on disposal                                                 1,460,000
                                                                    -----------
         Subtotal                                                     1,256,000
                                                                    -----------

Net Income (loss)                                     (146,000)       1,063,000

Basic and diluted income (loss) per share          $      (.02)     $       .15
                                                   -----------      -----------

Weighted average shares outstanding                  6,979,160        6,971,327
                                                   -----------      -----------

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended
                                                           September 30,
                                                           -------------

                                                       1998             1997
                                                       ----             ----

Revenue:
     Patient Revenue                               $ 1,736,000      $ 1,267,000
     Other Income                                       56,000               --
                                                   -----------      -----------
         Total                                       1,792,000        1,267,000

Expenses:
     Patient Expenses                              $   943,000      $   625,000
     Selling, General and Administrative               778,000          338,000
                                                   -----------      -----------
         Total                                       1,721,000          963,000
                                                   -----------      -----------

Income (loss) before items listed below            $    71,000      $   304,000

Interest expense                                      (430,000)        (338,000)

Interest income                                        110,000           39,000
                                                   -----------      -----------

Income (loss) from continuing operations              (249,000)           5,000
                                                   -----------      -----------

Discontinued operations
     Loss from operations                                   --         (439,000)
     Gain on disposal                                       --        1,460,000
                                                   -----------      -----------
         Subtotal                                           --        1,021,000
                                                                    -----------

Net Income (loss)                                     (249,000)       1,026,000

Basic and diluted income (loss) per share          $      (.04)     $       .15
                                                   -----------      -----------



Weighted average shares outstanding                  6,979,160        6,971,327
                                                   -----------      -----------

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                 -------------

                                                                             1998           1997
                                                                             ----           ----
Cash flows from operating activities:
         Income (loss) from continuing operations                        $  (249,000)   $     5,000
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization:                             845,000        494,000
                  Changes in operating assets and liabilities:
                  (Increase) decrease in cash held in escrow                  (3,000)       795,000
                  Increase to allowance for bad debts                             --        116,000
                  (Increase) decrease  in deposits                            (3,000)        43,000
                  (Increase) decrease in receivables                          45,000        166,000
                  (Increase) decrease in other assets                       (259,000)            --
                  (Decrease) increase in payables and accrued expenses       155,000        (35,000)
                  Cash provided by (used in) discontinued operations          39,000       (705,000)
                                                                         -----------    -----------
         Net cash provided by operating activities                           570,000        879,000

Cash flows from investing activities :
         Furniture and Equipment Purchases                                   (66,000)       (24,000)
         Purchase of certificates of deposit                              (1,561,000)            --
         Cost Incurred with Leasehold improvements                           (19,000)    (1,127,000)
         Proceeds received from sale of subsidiaries                              --      2,146,000
                                                                         -----------    -----------
Net cash provided by (used in) investing activities                       (1,646,000)       995,000

Cash flows from financing activities:
         Payment of capital lease obligations                               (968,000)      (567,000)
         Proceeds of equipment lease obligations                                  --        150,000
                                                                         -----------    -----------
Net cash provided by (used in) financing activities                         (968,000)      (417,000)

Net Increase (decrease) in cash and cash equivalents                      (2,044,000)     1,457,000

Cash and cash equivalents - beginning of period                            3,466,000        159,000
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 1,422,000    $ 1,616,000
                                                                         -----------    -----------

Supplemental disclosures of cash flow information:
    Cash paid for
         Interest                                                            430,000        338,000
         Taxes                                                               171,000             --

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at September 30 1998, for the three months ended September 30, 1998 and 1997, are unaudited. However, in the opinion of management, such statements include all adjustments necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

Third Quarter 1998 Compared to Third Quarter 1997 and Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Results of Operations

Patient revenue decreased 6% to $472,000 for the quarter ended September 30, 1998 as compared to $501,000 for the same period in 1997. The Company also had income of $56,000 from a prior client. Patient expenses increased 23% to $316,000 from $256,000 a year earlier. Selling, general and administrative expense decreased 14% to $246,000 from $287,000 for the quarter ended September
30. Interest expense decreased to $135,000 from $172,000 in the same period a year earlier. Interest income was $23,000 for the quarter as compared to $21,000 in the previous year. For the quarter ended September 30, the loss from continuing operations was $146,000 as compared to a loss of $193,000 for the same period a year earlier.

For the nine months ended September 30, revenue increased 37% to $1,736,000 from $1,267,000 in the same period a year earlier. The increase is attributable to the procedures performed by the NYU Gamma Knife Center which opened in August 1997. Patient expenses increased 51% to $943,000 from $625,000 for the period. This increase is a result of increased depreciation and amortization charges generated by the NYU equipment and improvements. S,G & A increased to $778,000 as compared to $338,000 a year earlier. The increase was due to legal fees incurred by the Company for its litigation with A. Hyman Kirshenbaum and Jerry Brown. The amount of these fees were $230,000. Interest expense increased to $430,000 from $338,000 in the same period a year ago. Interest income increased to $110,000 from $39,000 for the nine months ended September 30. During the third quarter of 1997 the Company sold substantially all of the assets of their Systems' business. As a result the net income was $1,026,000 for the nine months ended September 30, 1997, as compared to a loss of $249,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

At September 30, 1998 the Company had working capital of $2,174,000 as compared to working capital of $2,825,000 at December 31, 1997. The decrease in working capital is primarily from prepayment of state and federal income taxes. Cash and cash equivalents at September 30, 1998 were $1,422,000 as compared with $3,466,000 at December 31, 1997.

Net cash provided by operating activities was $570,000 as compared with $879,000 for the same period, a year earlier. Depreciation expense for the Gamma Knives and amortization on the leasehold improvements have increased as a result of the opening of the NYU Gamma Knife Center in August 1997. Depreciation and amortization increased to $845,000 from $494,000 in the nine months ended September 30. The increase was due to the NYU Gamma Knife. A decrease in cash held in escrow of $795,000 for the completion of the NYU Center made up a large portion of the 1997 activity.

The Company had net cash used in investing activities of $1,646,000 as compared to net cash provided by investing activities of $995,000 at June 30, 1997. The Company made purchases of $1,561,000 of certificates of deposit. In the previous year the Company incurred $1,127,000 of leasehold improvements related to the NYU Gamma Knife.

Net cash used in financing activities was $968,000 as compared to $417,000 for the same period a year earlier. The Company paid $968,000 towards its lease obligations as compared to $567,000 in the previous year.

Year 2000 Compliance

      The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be converted in a timely manner or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes is difficult to estimate but is not expected to have a material financial impact. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays and vendor cost overruns.

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

                                        GHS, INC.

Date November 3, 1998                   By /s/ Alan Gold
                                           -----------------------
                                           Alan Gold
                                           Director and President
                                           Chief Executive Officer