Form 10-K
period 1998-12-31
GHS INC
filed 1999-04-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                    Commission File No.
        December 31, 1998                         0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                             52-1373960
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

2400 Research Boulevard, Suite 325, Rockville, Maryland          20850
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

      The aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $8,426,000 on March 29, 1999, based upon the average of the bid and asked prices as reported on the OTC Bulletin Board.

      The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of March 29, 1999, was 6,979,160.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     Part I

ITEM 1. BUSINESS

      GHS, Inc. (the Company) provides management and financing services to the health care industry. The Company provides these services via its subsidiary U.S. NeuroSurgical, Inc.(R) (USN). As used herein, unless the context indicates otherwise, the term "Company", "Registrant" and "GHS, Inc." means GHS, Inc. and its subsidiaries. The Company, a Delaware corporation, was formed in December 1984. The Company's executive offices are located at 2400 Research Boulevard, Suite 325, Rockville, Maryland 20850, and its telephone number is (301) 208-8998.

U. S. NeuroSurgical, Inc.

      General

      USN of which the Company owns 100%, was organized in July 1993 to own and operate stereotactic radiosurgery centers, utilizing the Gamma Knife technology. USN currently owns and operates two Gamma Knife centers, one on the premises of Research Medical Center (RMC) in Kansas City, Missouri and one on the premises of New York University Medical Center (NYU) in New York, New York. The Company, through USN, intends to continue to explore opportunities to open additional Gamma Knife Centers. USN's business strategy is to provide a mechanism whereby hospitals, physicians, and patients can have access to Gamma Knife treatment capability, a high capital cost item. USN provides the Gamma Knife to medical facilities on a "cost per treatment" basis. USN owns the Gamma Knife units, and is reimbursed by the facility where it is housed, based on utilization.

      USN's principal target market is medical centers in major health care catchment areas that have physicians experienced with and dedicated to the use of the Gamma Knife. USN seeks cooperative ventures with these facilities. USN believes that, as of December 31, 1998, there were approximately forty Gamma Knife treatment centers in the United States.

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

      The procedure, performed in a single treatment, sharply reduces hospital stay times and eliminates post-surgical bleeding and infection. When compared with conventional neurosurgery, Gamma Knife treatment is less expensive. However, not all patients are candidates for radiosurgery since the decision to use the Gamma Knife depends on the type, size, and location of the lesion.

      Kansas City and New York Centers

      In July 1993, USN purchased its first Leksell Gamma Knife from Elekta Instruments, Inc. (Elekta), for the purpose of installing it at RMC in Kansas City, Missouri. USN paid approximately $3,000,000 for the Gamma Knife through a capital lease financing.

      USN opened its first Gamma Knife Center on the premises of RMC in September 1994. RMC is part of Health Midwest, a consortium of eleven hospitals and numerous affiliates. USN formed a cooperative venture with RMC in September, 1993. Per an agreement with RMC, GHS sold 500,000 shares of its common stock (the "Common

Stock") for $500,000 to RMC to secure additional working capital in order to enable USN to develop and construct a Gamma Knife Facility. USN installed the Gamma Knife in the facility, where it is being utilized by neurosurgeons credentialled by RMC. USN is reimbursed for use of the Gamma Knife by RMC based on a percentage of the fees collected by RMC for Gamma Knife procedures. Pursuant to a ground lease agreement, RMC leased to USN the land on which to build the Gamma Knife facility.

      USN opened its second treatment center in July 1997 on the campus of NYU in New York, New York. Construction of the Gamma Knife suite was completed in July 1997. The Gamma Knife cost and the cost of the facility improvements totaled approximately $4,700,000. In July 1997 the Company commenced its lease for the NYU Gamma Knife. DVI Financial Services, Inc. (DVI) provided the capital lease financing for the NYU facility. The term is six years with incremental payments for the first year and fixed payments thereafter. The interest rate for such capital lease is 12%. The Company has retained a marketing representative to help introduce the technology to neurosurgeons in the New York tri-state region.

      In March 1997, USN refinanced the lease on the RMC Gamma Knife with DVI. The effects of this transaction were to lower its interest costs to 10.4 % per annum and provide proceeds to pay for the buildout of The NYU Gamma Knife suite. USN also commenced loans with DVI for working capital of $188,000 to finance the remainder of the buildout. The terms of these loans are three years and they bear interest between 12% and 12.9% per annum.

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

      In the future, the Company may establish additional Gamma Knife centers. Completion of future centers would require approvals and arrangements with hospitals, health care organizations, or other third parties, including certain regulatory authorities. The Food and Drug Administration has issued the requisite pre-market approval for the Gamma Knife to be utilized by USN. In addition, many states require hospitals to obtain a Certificate of Need (CON) before they can acquire a significant piece of medical equipment. Should the Company enter into future ventures such "need" will be demonstrable, but it can have no assurance that Certificates of Need will be granted.

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

Gamma Knife Supply and Servicing

      Currently the only company that manufactures, sells, and services the Gamma Knife is Elekta Instruments, Inc., a subsidiary of AB Elekta of Stockholm, Sweden. Any interruption in the supply or services from Elekta would adversely affect USN's ability to maintain its Gamma Knife treatment centers.

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

ITEM 2. PROPERTIES

      The Company's base facility, from which it conducts substantially all of its operations, is located in Rockville, Maryland and occupies approximately 1,300 square feet. The rent is approximately $32,000 per year. USN occupies approximately 1,600 square feet in its RMC facility. This facility is located on the campus of RMC in Kansas

City, Missouri. USN also occupies about 2,000 square feet at the NYU Medical Center in New York, New York.

ITEM 3. LEGAL PROCEEDINGS

      As described below under Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, the Company, USN and the Company's Chairman and President, Alan Gold, are involved in certain legal proceedings in several actions filed in federal and state court arising out of the events also described under Item 13. The Company does not expect that the proposed settlement of these cases will have a material adverse effect on the Company's financial statements. In the event the settlement of such proceedings described in Item 13 does not become final, because such proceedings are in their initial stages, the Company cannot currently predict the likelihood of a favorable or unfavorable outcome or the time frame in which these cases will be ultimately resolved. In the absence of the settlement being finalized, the Company intends to vigorously pursue its rights and defend itself in such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock traded in the over-the-counter market, NASDAQ symbol GHSI, until January 30, 1997 and has traded since on the OTC Bulletin Board. The range of high and low bid quotations as reported by NASDAQ System for the two years ended December 31, 1998 are set forth below.

      Period                                             High Bid     Low Bid
      ------                                             --------     -------
January 1 - March 31, 1997                                 $ .45      $ .19

April 1 - June 30, 1997                                      .50        .20

July 1 - September 30, 1997                                  .56        .44

October 1 - December 31, 1997                               1.00        .25

      Period                                             High Bid     Low Bid
      ------                                             --------     -------
January 1 - March 31, 1998                                 $ .50      $ .25

April 1 - June 30, 1998                                      .88        .75

July 1 - September 30, 1998                                  .94        .63

October 1 - December 31, 1998                               2.88        .50

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 31, 1999, there were approximately 300 holders of record of the Company's Common Stock.

      To date the Company declared no dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is the selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1994 through 1998. The latest financial statements of the Company are included in
Item 14 in Part IV of this report. The information set forth should be read in conjunction with such financial statements and the notes thereto.

                                                Year Ended
                                                December 31,
                                 (in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------
                                                      1998       1997       1996      1995       1994
                                                   -------    -------    -------   -------    -------
Operating Revenue                                  $ 2,332      1,830      1,452     1,283        381

Income (loss) from continuing operations           $  (909)       (11)       545       (40)      (408)

Basic and diluted income (loss) per common share     (0.14)      0.00       0.07     (0.01)     (0.06)
from continuing operations
Total assets                                       $ 9,974     10,712      8,001     7,339      5,885

Long-term obligations                              $ 6,350      6,511      5,904     3,347      2,776

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

Results of Operations

1998 Compared to 1997

      Patient revenue increased 27% to $2,332,000 in 1998 from $1,830,000 in 1997. The increase was due to added revenue from the NYU Gamma Knife which completed its first calendar year of service. Patient expenses increased 45% to $1,221,000 from $843,000 in 1997. The increase was due to a full year of depreciation to the NYU Gamma Knife as well as amortization for the NYU leasehold improvements. Selling, general and administrative expense (S,G & A) increased 96% to $1,148,000 from $585,000 in 1997. The increase was due to the completion of activities related to the sale of the Company's software business (the "Systems Business") which was sold in 1997 and legal expenses described in Items 3 and 13 hereof. For the year ended 1998, loss from operations was $971,000 as compared to income from operations of $402,000 in 1997. The loss reflects an estimated cost of $934,000 to settle the legal proceedings described in Items 3 and 13. Interest expense increased 14% to $555,000 from $485,000 in the previous year. The increase was due to a full year of debt service on the NYU Gamma Knife in 1998 as compared to 1997 when $178,000 of interest was capitalized, prior to the opening of the Center. The Company earned $166,000 in interest income in 1998, compared to $64,000 in 1997. The increase was due to money received from the sale of its Systems Business in 1997. The Company had an income tax benefit of $451,000 in 1998 as compared to an income tax benefit of $8,000 in 1997. As a result of these factors the Company had a loss from continuing operations of $909,000 in 1998 and a loss of $11,000 in 1997.

      Income from discontinued operations was $332,000 as compared to $2,083,000 in 1997. The 1998 income was primarily due to a gain of $298,000, net of income tax of $197,000, to release CMSF, Inc. from an earnout and escrow provision that was previously entered into at the time of the sale of the Company's interest in Florida Specialty Networks, Ltd. (FSN) in December 1997. This was treated as an adjustment to the selling price of FSN. For the year ended 1998 the Company had a net loss of $463,000 as compared to income of $2,072,000 in 1997.

1997 Compared to 1996

      Patient revenue increased 26% to $1,830,000 in 1997 from $1,452,000 in 1996. The increase was due to two factors. The Gamma Knife at the RMC Gamma Knife Center (Kansas City Center) continued to increase its patient treatments. The other increase was due to the fact that USN opened its second center and the first in New York City. This center commenced operations in the second half of 1997. Patient expenses increased 47% to $843,000 from $574,000 in 1996. The increase was due to increased depreciation to the New York Gamma Knife and due to the amortization for the New York improvements. Selling, general and administrative expense (S,G & A) increased 40% to $585,000 in 1997 from $417,000 in 1996. The increase was due to increased insurance costs for the two Gamma Knives and legal fees related to the legal proceedings described in Items 3 and 13 hereof.

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

      Income from discontinued operations was $2,083,000 in 1997 as compared to a loss of $377,000 in 1996. This was due to the Company's sale in 1997 of the Systems Business which resulted in a gain of $1,311,000, net of income tax of $565,000, and the sale of its interest in Florida Specialty Networks, Ltd (FSN) resulting in a gain of $1,389,000, net of income tax of $916,000. In addition, the Company had a loss in 1997 from its 20% equity in FSN of $97,000 as compared to net income of $136,000 in 1996. For the year ended 1997 the Company had net income of $2,072,000 as compared to net income of $168,000 in 1996.

Liquidity and Capital Resources

      The Company had a working capital ratio of 1.6 to 1 in 1998, as compared to 3.1 to 1 in 1997. For the year ended December 31, 1998 net cash provided by operating activities amounted to $788,000 as compared to net cash used of $96,000 in 1997. Depreciation and amortization was $1,130,000 in 1998, a 44% increase from the $784,000 in 1997. The increase was due to the NYU Gamma Knife being in service for a full calendar year. Accounts payable and accrued expenses increased by $967,000 as a result of an accrual of $934,000 made for settlement of a lawsuit, discussed in Items 3 and 13.

      The Company's net cash used in investing activities was $996,000 in 1998 compared to $3,789,000 net cash provided by investing activities in 1997. There were purchases of property and equipment of $85,000 in 1998 as compared to $1,102,000 in 1997 when USN completed construction of the NYU Gamma Knife facility. The Company purchased certificates of deposit of $905,000 in 1998. In 1997 the Company received $2,100,000 for the sale of its System Business, and $2,330,000 from the sale of its investment in Florida Specialty Networks.

      Net cash used in financing activities was $1,195,000 in 1998 compared to $386,000 in 1996. USN made lease repayments of $1,195,000 in 1998 versus $486,000 in 1997.

      The annual lease payments for the Gamma Knife at RMC in Kansas City total $827,000. At December 31, 1998 USN had one and a half years remaining on this capital lease. The leases for the NYU equipment and improvements require annual payments of $792,000 and $221,000 respectively. As a result of all of the above, there was a decrease of cash and cash equivalents of $1,403,000 in 1998 as compared to an increase of $3,307,000 in 1997. Management believes that the capital resources derived through internally generated funds from operations and current cash balances will be sufficient to satisfy the Company's operating and capital needs for the forseeable future.

Year 2000 Compliance

      The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. The Company has assessed all of its computer systems to ensure that they are "Year 2000" compliant. The Company is in the process of completing its Year 2000 project. This process should be completed in a timely manner. However, there can be no assurance that the systems of other companies on which the Company may rely also will be converted in a timely manner or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes is difficult to estimate but is not expected to have a material financial impact. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays and vendor cost overruns.

      Disclosure Regarding Forward Looking Statements

      Statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the outcome of the Company's legal proceedings, the payment, timing and ultimate collectability of accounts receivable for Gamma Knife procedures from different payor groups such as Medicare and private payors; competition; technological obsolescence; government regulation; and malpractice liability. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data are listed under Item 14 in this Annual Report of Form 10-K and attached hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

    Name                           Age                          Position
    ----                           ---                          --------

Alan Gold                           54                     President & Chairman

William F. Leimkuhler               46                     Director

Charles H. Merriman, III            64                     Director

      Alan Gold has served as President and a director since the Company's formation. He was one of the founders of Global Health Systems, the predecessor of the Company, serving as its President since its formation in July 1983. From 1981 to 1983 he served as Executive Vice-President of Libra Group, a company located in Rockville, Maryland, engaged in health care automation, where he was President of Global Health Foundation and Libra Research and Executive Vice President of Libra Technology. From July 1997 through March 1998 Mr. Gold was also an employee of Health Management Systems.

      William F. Leimkuhler has served as director of the Company since its incorporation in 1984. Since January 1994, Mr. Leimkuhler has been a Vice President of Allen & Company Incorporated, an investment banking firm. From 1984 to December, 1993, Mr. Leimkuhler was a partner with the law firm of Werbel & Carnelutti, which has served as counsel to the Company on various matters since the Company's formation.

      Charles H. Merriman, III is a Managing Director of the Investment Banking and Corporate Finance Department of Scott & Stringfellow, an investment banking firm where he has been employed since 1972. Mr. Merriman has extensive knowledge of the Company's primary focus on healthcare and technology.

      Pursuant to the Company's Bylaws, the Company's Board of Directors is elected by stockholders at each annual meeting to serve until the next annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending Board meetings. Directors are entitled to receive reimbursement for travelling costs and other out-of-pocket expenses incurred in attending Board meetings. During the year ended December 31, 1998, the Board of Directors held six meetings, which were attended by all incumbent directors. The Company does not have a standing audit, nominating or compensation committee.

      Pursuant to the Company's Bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

      Section 16 (a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 1998, except as set forth below, all filing requirements applicable to its officers and directors were complied with by such individuals.

ITEM 11 EXECUTIVE COMPENSATION

      The information below sets forth the compensation for the year ended December 31, 1998, for each executive officer of the Company:

                       Summary Compensation Table

Name and               Annual Compensation             Long Term Compensation
--------               -------------------             ----------------------

Principal Position     Year             Salary($)      Options/ SARs
------------------     ----             ---------      -------------
Alan Gold,             1998             $207,500
President & Director   1997             $115,000          100,000
                       1996             $150,000

      The Company and Mr. Gold are parties to an employment agreement giving either the Company or Mr. Gold the option to terminate the agreement by giving the other party 6 months written notice.

Stock Option Plan

Effective October 23, 1997 the Company adopted a 1997 Stock Option Plan ("the 1997 Plan") for officers, directors, consultants and other key personnel of the Company. This plan replaces the 1986 Stock Option Plan which had expired. There remain 99,000 options outstanding from the 1986 Stock Option Plan. The 1997 Plan authorizes the granting of incentive stock options ("ISO") and non qualified stock options to purchase up to 750,000 shares of the Company's common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of the Company) of the fair market value of the common stock on the date of grant and provided that no portion of the option may be exercised beyond ten years from that date (five years in the case of ISO's granted to 10% shareholder). During 1998 options for 35,000 shares were granted and at December 31, 1998, 360,000 options were outstanding under the 1997 plan and 390,000 options were available for grants.

      Aggregate Unexercised Options & Option Values at December 31, 1998

The following table sets forth, as of December 31, 1998 the number of options and the value of unexercised options held by Alan Gold.

                                                     Value of Unexercised In-The
                  Number of Unexercised Options      Money Options at December
                  at December 31, 1998 (#)           31, 1998 ($)
Name              Exercisable/Unexercisable          Exercisable/Unexercisable
----              -------------------------          -------------------------

Alan Gold                   149,000 / 0              $391,870/ 0 (1)

      (1) Based on average of closing bid and asked prices ($2.63) of the Company's common stock on December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 31, 1999, certain information with respect to each beneficial owner of more than 5% of the Company's Common Stock and each director and executive officer of the Company:

                                            Number of Shares
Name and Address                              Beneficially         Percent of
of Beneficial Owner                             Owned (1)            Class
-------------------                             ---------            -----

Alan Gold (2)                                    641,928               9.1%
2400 Research Blvd
Rockville, MD 20850

William F. Leimkuhler (3)                        100,000               1.4%
711 Fifth Avenue
New York, NY 10022

Charles H. Merriman III (4)                      107,000               1.4%
C/O Scott & Stringfellow
PO Box 1575
Richmond, VA 23218

Stanley S. Shuman (5)                          1,071,250              15.3%
711 Fifth Avenue
New York, NY 10022

Allen & Company Incorporated (6)               2,022,000              28.5%
711 Fifth Avenue
New York, NY 10022

Research Medical Center                          375,000               5.4%
2316 East Meyer Blvd
Kansas City, MO 64132

All Directors and Officers (7)                   848,928              12.0%
as a group (three persons) (2) (3) (4)

----------

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above.

(2) Includes 422,928 shares held jointly by Mr. Gold and his wife, Susan Gold, as joint tenants with right of survivorship and 149,000 exercisable stock options. Also includes 70,000 exercisable stock options issued to Ms. Gold.

(3)   Includes 100,000 exercisable stock options held by Mr. Leimkuhler.

(4)   Includes 100,000 exercisable stock options held by Mr. Merriman.

(5) Includes 210,250 shares held in certain trusts for the benefit of Mr. Shuman's children, of which shares Mr. Shuman disclaims beneficial interest. Also includes warrants to purchase 20,000 shares of Common Stock beneficially owned by Mr. Shuman. Does not include shares owned by Allen & Company Incorporated ("Allen"), of which Mr. Shuman is a Managing Director, and as to which shares Mr. Shuman disclaims beneficial ownership.

(6) Does not include outstanding shares of Common Stock and warrants to purchase Common Stock owned by persons, including Mr. Shuman, who are officers and directors of Allen or relatives of the foregoing, as to which shares Allen disclaims beneficial ownership. In addition, Allen's shares include warrants to purchase 120,000 shares beneficially owned by Allen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1993, pursuant to an agreement (the "USN Agreement") between the Company and
A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown") , the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company's Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement at a value to be calculated by the Company in accordance with the terms of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

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

      In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against the Company, USN, Alan Gold and Allen. The counterclaim against the Company and third party claim against USN and the other parties is purported for (1) violation of the RICO statutes (18 U.S.C. ss1962(c) and (d)); (2) various causes of action for fraud; and (3) various causes of action for breach of contract. The RICO and fraud counts seek damages of not less than $9 million per count and also seek the imposition of treble damages for RICO and punitive damages for the fraud counts. The breach of contract counts range from $250,000 to $600,000. The claims of RICO and fraud arise out of an alleged conspiracy between the Company and other parties to missappropriate a business concept allegedly created by Brown and Kirshenbaum. The remainder of Brown's and Kirshenbaum's claims are in the nature of a breach of contract between the Company, USN and Brown and Kirshenbaum.

      USN filed a counterclaim against Brown and Kirshenbaum alleging various torts claims arising out of the business relationship. On September 4, 1998 the Court dismissed Brown and Kirshenbaum's counterclaim for RICO actions brought against GHS and USN.

      In addition to the above described federal court action, Brown filed a state court action in the District Court in and for Montgomery County, Maryland against USN and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claims to be an improper termination from USN. Brown seeks approximately $381,000.00 for lost salary and $36,000.00 for unreimbursed expenses in addition to the consequential damages and treble damages he seeks under his various counts of the Complaint.

      On September 8, 1998 the Circuit Court for Montgomery County entered a Stipulation for stay of action for Brown to pursue his claims in the federal action. Subsequently Brown and Kirshenbaum filed an amended Complaint in the federal action to include Brown's state court allegations.

      On January 14, 1999 the parties executed a Term Sheet for settlement of all actions involving the parties to the litigation including GHS, USN and Alan Gold. On January 19, 1999 the Court entered an order administratively closing the case and that order was extended on March 18, 1999 allowing any party without prejudice to move for good cause to reopen the case if final settlement had not been achieved or consummated by April 19, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed
      as part of this report:

                                                                        Page No.
                                                                        --------
      Consolidated Financial Statements of the Company
         Independent Auditors' Report                                      F-1
         Balance Sheet as of December 31, 1998 and 1997                    F-2
         Statements of Operations for the years ended
              December 31, 1998, 1997, and 1996                            F-3
         Statements of Changes in Stockholders' Equity
              for the period January 1, 1996 through
              December 31, 1998                                            F-4
         Statements of Cash Flows for the year ended
              December 31, 1998, 1997, and 1996                            F-5
         Notes to Financial Statements                                     F-6
         Report of Independent Auditors with respect to
              Supplementary Schedules                                      S-1
         Valuation and Qualifying Accounts                                 S-2

      All other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to the financial statements.

(b)   Reports on Form 8-K

      None

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

            (i) Asset Purchase Agreement dated March 10, 1997 between Health Management Systems, Inc. and GHS, Inc. (incorporated by reference 10i to the Company's 1997 Annual Report on Form 10-K).

            (j) Agreement dated August 1, 1996 between U. S. Neurosurgical, Inc and DVI, Inc. (incorporated by reference 10j to the Company's 1997 Annual Report on Form 10-K).

            (k) 1997 Stock Option Plan (incorporated by reference 10k to the Company's 1997 Annual Report on Form 10-K).

            (m) Asset Purchase Agreement dated October 16, 1997 between Florida Specialty Network, Ltd. and CMSF, Inc. (incorporated by reference 10m to the Company's 1997 Annual Report on Form 10-K).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 1999

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

April 12, 1999                        /s/ Alan Gold
                                      ------------------------------------------
                                            Alan Gold
                                            President and Director
                                            (Chief Executive, Financial Officer)


April 12, 1999                        /s/ William F. Leimkuhler
                                      ------------------------------------------
                                            William F. Leimkuhler
                                            Director


April 12, 1999                       /s/ Charles H. Merriman III
                                      ------------------------------------------
                                            Charles H. Merriman III
                                            Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
GHS, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of GHS, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of GHS, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
January 20, 1999

GHS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                           December 31,
                                                                   ----------------------------
                                                                      1998             1997
                                                                   -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 2,063,000      $ 3,466,000
  Certificates of deposit - at cost which approximates market        1,305,000          400,000
  Accounts receivable                                                  238,000          209,000
  Receivable from sale of discontinued operation                       494,000
  Other current assets                                                 110,000           51,000
  Net current assets - discontinued operations                                           43,000
                                                                   -----------      -----------

      Total current assets                                           4,210,000        4,169,000
                                                                   -----------      -----------

Property and equipment:
  Gamma Knives (net of accumulated depreciation
    of $2,560,000 in 1998 and $1,636,000 in 1997)                    3,906,000        4,830,000
  Leasehold improvements (net of accumulated amortization
    of $395,000 in 1998 and $198,000 in 1997)                        1,447,000        1,624,000
  Furniture and equipment (net of accumulated depreciation
    of $9,000 in 1998)                                                  56,000
                                                                   -----------      -----------

      Total property and equipment                                   5,409,000        6,454,000
                                                                   -----------      -----------

Deferred tax asset                                                     260,000
Deposits                                                                 3,000
Cash held in escrow                                                     92,000           89,000
                                                                   -----------      -----------

                                                                       355,000           89,000
                                                                   -----------      -----------

                                                                   $ 9,974,000      $10,712,000
                                                                   ===========      ===========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                            $   182,000      $   149,000
  Accrued litigation settlement                                        934,000
  Obligations under capital lease and loans payable -
    current portion                                                  1,423,000        1,195,000
  Income taxes payable                                                  67,000
                                                                   -----------      -----------

      Total current liabilities                                      2,606,000        1,344,000

Deferred tax liability                                                 450,000          450,000
Obligations under capital lease and loans payable -
  net of current portion                                             2,794,000        4,217,000
Common stock - par value $.01; 500,000 shares issued
  with put option                                                      500,000          500,000
                                                                   -----------      -----------

                                                                     6,350,000        6,511,000
                                                                   -----------      -----------

Commitments, litigation and other matters

STOCKHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized;
  none issued
Common stock - par value $.01; 25,000,000 shares authorized;
  6,479,160 issued and outstanding                                      65,000           65,000
Additional paid-in capital                                           3,114,000        3,114,000
Retained earnings                                                      445,000        1,022,000
                                                                   -----------      -----------

                                                                     3,624,000        4,201,000
                                                                   -----------      -----------

                                                                   $ 9,974,000      $10,712,000
                                                                   ===========      ===========

See notes to financial statements

GHS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                  Year Ended December 31,
                                                                       -----------------------------------------------
                                                                          1998              1997              1996
                                                                       -----------       -----------       -----------
Revenue:
  Patient revenue                                                      $ 2,332,000       $ 1,830,000       $ 1,452,000
                                                                       -----------       -----------       -----------

Costs and expenses:
  Patient expenses                                                       1,221,000           843,000           574,000
  Selling, general and administrative                                    1,148,000           585,000           417,000
  Litigation settlement                                                    934,000
                                                                       -----------       -----------       -----------

                                                                         3,303,000         1,428,000           991,000
                                                                       -----------       -----------       -----------

Income (loss) from operations                                             (971,000)          402,000           461,000
                                                                       -----------       -----------       -----------

Interest expense                                                          (555,000)         (485,000)         (302,000)
Interest income                                                            166,000            64,000
                                                                       -----------       -----------       -----------

                                                                          (389,000)         (421,000)         (302,000)
                                                                       -----------       -----------       -----------

Income (loss) from continuing operations before income tax
  provision (benefit) and minority interest                             (1,360,000)          (19,000)          159,000
Income tax (benefit)                                                      (451,000)           (8,000)         (402,000)
                                                                       -----------       -----------       -----------

Income (loss) from continuing operations before minority interest         (909,000)          (11,000)          561,000
Minority interest                                                                                              (16,000)
                                                                       -----------       -----------       -----------

Income (loss) from continuing operations                                  (909,000)          (11,000)          545,000
                                                                       -----------       -----------       -----------

Discontinued operations:
  Income (loss) from operations of discontinued subsidiaries less applicable income tax expense (benefit) of $22,000 in 1998,
    ($225,000) in 1997 and ($82,000) in 1996                                34,000          (520,000)         (513,000)
  Equity in income (loss) of investee less applicable income tax
    (benefit) of ($65,000) in 1997 and $21,000 in 1996                                       (97,000)          136,000
  Gain on sale of equity investee less applicable income tax
    of $197,000 in 1998 and $916,000 in 1997                               298,000         1,389,000
  Gain on sale of assets of subsidiaries less applicable income
    taxes of $565,000 in 1997                                                              1,311,000
                                                                       -----------       -----------       -----------

Income (loss) from discontinued operations                                 332,000         2,083,000          (377,000)
                                                                       -----------       -----------       -----------

Net income (loss)                                                      $  (577,000)      $ 2,072,000       $   168,000
                                                                       ===========       ===========       ===========

Basic and diluted income (loss) per share:
  Continuing operations                                                $     (0.14)      $      0.00       $      0.07
  Discontinued operations                                                     0.05              0.30             (0.05)
                                                                       -----------       -----------       -----------

  Net income (loss) per share                                          $     (0.09)      $      0.30       $      0.02
                                                                       ===========       ===========       ===========

Weighted average common shares outstanding                               6,479,160         6,967,786         6,947,828
                                                                       ===========       ===========       ===========

See notes to financial statements

GHS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

                                            Common Stock*
                                     ---------------------------
                                      Number                            Additional       Retained
                                        of                               Paid-in         Earnings
                                      Shares           Amount            Capital         (Deficit)           Total
                                     ---------       -----------       -----------      -----------       -----------
Balance - January 1, 1996            6,447,828       $    65,000       $ 3,082,000      $(1,218,000)      $ 1,929,000
Net income for the year ended
  December 31, 1996                                                                         168,000           168,000
                                     ---------       -----------       -----------      -----------       -----------

Balance - December 31, 1996          6,447,828            65,000         3,082,000       (1,050,000)        2,097,000
Purchase of minority interest           31,332                              32,000                             32,000
Net income for the year ended
  December 31, 1997                                                                       2,072,000         2,072,000
                                     ---------       -----------       -----------      -----------       -----------

Balance - December 31, 1997          6,479,160            65,000         3,114,000        1,022,000         4,201,000
Net loss for the year ended
  December 31, 1998                                                                        (577,000)         (577,000)
                                     ---------       -----------       -----------      -----------       -----------

Balance - December 31, 1998          6,479,160       $    65,000       $ 3,114,000      $   445,000       $ 3,624,000
                                     =========       ===========       ===========      ===========       ===========

*     Excluding shares with put option

See notes to financial statements

GHS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                       Year Ended December 31,
                                                                           -----------------------------------------------
                                                                               1998              1997              1996
                                                                           -----------       -----------       -----------
Cash flows from operating activities:
  Income (loss) from continuing operations                                 $  (909,000)      $   (11,000)      $   545,000
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                          1,130,000           784,000           450,000
      Deferred income tax (benefit)                                           (260,000)                           (402,000)
      Other                                                                                       32,000
      Minority interest in net loss of consolidated subsidiary                                                      16,000
      Changes in:
        Accounts receivable - net                                              (28,000)         (115,000)          104,000
        Other current assets                                                   (59,000)           13,000            26,000
        Accounts payable and accrued expenses                                  967,000           (96,000)          (41,000)
        Income taxes payable                                                  (152,000)
      Cash provided by (used in) discontinued operations                        99,000          (703,000)           37,000
                                                                           -----------       -----------       -----------

          Net cash provided by (used in) operating activities                  788,000           (96,000)          735,000
                                                                           -----------       -----------       -----------

Cash flows from investing activities:
  Property and equipment                                                       (85,000)       (1,102,000)
  Refundable deposits                                                           (3,000)           43,000           290,000
  (Increase) decrease in cash held in escrow                                    (3,000)          818,000          (880,000)
  Refunds on Gamma Knife                                                                                            22,000
  Proceeds from the sale of discontinued operation                                             2,100,000
  Proceeds from the sale of equity investee                                                    2,330,000
  Purchase of certificates of deposit                                         (905,000)         (400,000)
  Cash used in discontinued operations                                                                             (89,000)
                                                                           -----------       -----------       -----------
          Net cash (used in) provided by investing activities                 (996,000)        3,789,000          (657,000)
                                                                           -----------       -----------       -----------

Cash flows from financing activities:
  Repayment of capital lease and loan obligations                           (1,195,000)         (486,000)         (522,000)
  Cash received on refinancing of capital lease                                                  100,000
  Loan payable - officer                                                                                           (20,000)
  Notes payable - other                                                                                           (100,000)
  Loan payable - Gamma Knife                                                                                       525,000
                                                                           -----------       -----------       -----------

          Net cash used in financing activities                             (1,195,000)         (386,000)         (117,000)
                                                                           -----------       -----------       -----------

Net (decrease) increase in cash and cash equivalents                        (1,403,000)        3,307,000           (39,000)
Cash and cash equivalents - beginning of period                              3,466,000           159,000           198,000
                                                                           -----------       -----------       -----------

Cash and cash equivalents - end of period                                  $ 2,063,000       $ 3,466,000       $   159,000
                                                                           ===========       ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                               $   555,000       $   485,000       $   316,000
    Income taxes                                                                             $   290,000       $    13,000

Supplemental disclosures of noncash financing activities:
  Property acquired under capital lease obligations and through loans
    payable                                                                                  $ 3,327,000
  Issuance of common stock for purchase of minority interest                                 $    32,000
  Increase (decrease) in progress payments and related loans payable
    for Gamma Knife                                                                          $(2,610,000)      $ 1,450,000
  Refinancing of loans payable and capital lease obligation with new
    capital lease obligation                                                                 $ 2,172,000
  Refinancing of progress payment obligation with capital lease                              $ 3,139,000
  Loans payable to finance property acquisitions                                             $   188,000

See notes to financial statement

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

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

      In December 1997 the Company sold its 20% investment in Florida Specialty Network ("FSN"), a computerized processing systems provider which operates in the United States to CMSF, Inc. ("Buyer") and Magellan Health Services, Inc., parent of the Buyer. The Company received proceeds of approximately $2,330,000 net of expenses and recorded a gain on sale of $2,143,000. In addition, the Company had the opportunity to earn additional consideration upon the achievement by FSN of certain performance milestones. In December 1998 the Company agreed to accept $494,000 in exchange for this right.

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

[3]   Long-lived assets:

      Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." FAS 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement had no impact on the Company's financial position, results of operations, or liquidity.

[4]   Depreciation and amortization:

      The Gamma Knives are being depreciated on the straight-line method over an estimated useful life of seven years. Leasehold improvements are being amortized on the straight-line method over 7 to 20 years, the life of the leases. Furniture and equipment are being depreciated on the straight-line method over an estimated useful life of five years.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

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

[6]   Statements of cash flows:

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

[8]   Fair values of financial instruments:

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, certificates of deposit, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 1998 and 1997 because of the short maturity of these financial instruments. The carrying value of the obligations under capital leases and loans payable approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 1998 and 1997. The fair value estimates were based on information available to management as of December 31, 1998 and 1997.

[9]   Stock-based compensation:

      Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), companies can either expense the estimated fair value of employee stock options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans (see Note F[1]).

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE B - AGREEMENTS WITH RESEARCH MEDICAL CENTER ("RMC")

[1]   Gamma Knife neuroradiosurgery equipment agreement:

      U.S. Neuro entered into a neuroradiosurgery equipment agreement (the "equipment agreement") with RMC for a period of 21 years which commenced with the completion of the neuroradiosurgery facility (the "facility") in September 1994. The equipment agreement, among other matters, requires U.S. Neuro to provide (i) the use of the Gamma Knife equipment (the "equipment") to RMC, (ii) the necessary technical personnel for the proper operation of the equipment, (iii) sufficient supplies for the equipment,
      (iv) the operation, maintenance and repair of the equipment, (v) all basic hardware and software updates to the equipment and, (vi) an uptime guarantee. In return, RMC pays U.S. Neuro 80% of RMC's fees for the use of the equipment and the facility. The agreement also provides for U.S. Neuro to establish for the benefit of RMC an escrow account funded with an amount equal to one month's average of the compensation payable to U.S. Neuro. U.S. Neuro is the owner of and entitled to the income from the escrow account so long as no event of default has occurred. As of December 31, 1998, the escrow account had a balance of $92,000. The equipment agreement terminates automatically upon termination of the ground lease agreement (see Note B[2]) and may be terminated by mutual agreement in the sixth year of the ground lease term.

[2]   Ground lease agreement:

      U.S. Neuro constructed a facility in Kansas City Missouri on property which the Company leases from RMC. The lease term is for a period of 21 years commencing September 1994. Rental expense is $3,600 per annum. The terms of the lease include escalation clauses for increases in certain operating expenses and for payment of real estate taxes and utilities. Title to all improvements upon the land vests in RMC.

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

NOTE D - OBLIGATION UNDER CAPITAL LEASE AND LOANS PAYABLE

In a prior year U.S. Neuro acquired a Gamma Knife ("Knife 1") from Elekta Instruments ("Elekta") for $2,900,000. The acquisition was financed by Financing for Science International ("FFSI") under a five year capital lease bearing interest at approximately 12.7% per annum. During September 1996, Finova Capital Corp. ("Finova") bought out FFSI and became the lessor. During March 1997 U.S. Neuro refinanced this lease with DVI Financial Services, Inc. ("DVI") for $2,272,000 under a 39 month capital lease which bears interest at approximately 10.4%. In connection with the refinancing, DVI paid to Finova $1,647,000 in settlement of the lease obligations, the Company's demand loan of $525,000 payable to DVI was repaid and DVI paid U.S. Neuro $100,000.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

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

The obligations under the capital lease and loans payable are as follows:

                                                             December 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
      Capital leases - Gamma Knife                    $3,983,000      $4,999,000
      Loans payable - leasehold improvements             234,000         413,000
                                                      ----------      ----------

                                                       4,217,000       5,412,000
      Less current portion                             1,423,000       1,195,000
                                                      ----------      ----------

                                                      $2,794,000      $4,217,000
                                                      ==========      ==========

Future payments on the equipment leases and loans are as follows:

                                     Capital Lease                  Loans Payable
          Year Ending         --------------------------     ---------------------------
          December 31,          Knife 1         Knife 2      Leasehold 1     Leasehold 2         Total
      --------------------    ----------      ----------     -----------     -----------      ----------
        1999                  $  827,000      $  792,000      $  156,000      $   65,000      $1,840,000
        2000                     482,000         792,000                          32,000       1,306,000
        2001                                     792,000                                         792,000
        2002                                     792,000                                         792,000
        2003                                     462,000                                         462,000
                              ----------      ----------      ----------      ----------      ----------

                               1,309,000       3,630,000         156,000          97,000       5,192,000
      Less interest              106,000         850,000          10,000           9,000         975,000
                              ----------      ----------      ----------      ----------      ----------

      Present value of net
        minimum obligation    $1,203,000      $2,780,000      $  146,000      $   88,000      $4,217,000
                              ==========      ==========      ==========      ==========      ==========

During the year ended December 31, 1997, the Company capitalized interest cost amounting to approximately $177,000 relating to the construction of the Gamma Knife project.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

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

NOTE F - STOCKHOLDERS' EQUITY

[1]   Stock options:

      Effective October 23, 1997, the Company adopted a 1997 Stock Option Plan (the "Plan") for officers, directors, consultants and other key personnel of the Company. This plan replaces the 1986 Stock Option Plan which had expired. Options outstanding from the 1986 Option Plan are 99,000 at December 31, 1998. The Plan authorizes the granting of incentive stock options ("ISO") and nonqualified stock options to purchase up to 750,000 shares of the Company's common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of the Company) of the fair market value of the common stock on the date of grant and provides that no portion of the option may be exercised beyond ten years from that date (five years in the case of ISO's granted to a 10% stockholder). At December 31, 1998, 390,000 options were available for grants.

      All options outstanding granted to employees of the Company shall terminate immediately upon the termination of employment of the employee by the Company or its subsidiaries or its parent.

      Listed below is information as to options granted and exercisable.

                                                                   Weighted
                                                                    Average           Period Ended                Period Ended
                                              Period Ended         Remaining        December 31, 1997           December 31, 1996
                                            December 31, 1998       Life in       ---------------------       ----------------------
                                         -----------------------    Years at                    Average                      Average
                                                        Exercise   December 31,                Exercise                     Exercise
                                          Shares         Price        1998        Shares         Price        Shares         Price
                                         -------        --------   -----------    -------      --------       -------       --------
      Options outstanding at
        beginning of the year            491,500         $1.00                    360,000        $1.00        430,000        $1.00
      Granted                             35,000         $1.00                    325,000        $1.00
      Cancelled                          (67,500)                                  (8,500)
      Expired                                                                    (185,000)                    (70,000)
                                         -------                                 --------                     -------

      Options outstanding at
        end of the period                459,000         $1.00        8.67        491,500        $1.00        360,000        $1.00
                                         =======                                 ========                     =======

      Options exercisable at
        end of the year                  459,000         $1.00        8.67        491,500        $1.00        338,375        $1.00
                                         =======                                 ========                     =======

      No compensation expense relating to the stock option grants was recorded in 1998 and 1997 as the option exercise prices were greater than the fair market value of the stock at date of grant. There were no options granted during 1996.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

[1]   Stock options: (continued)

      Pro forma information regarding net income (loss) and basic and diluted income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The following pro forma information gives effect to fair value for those options issued during 1998 and 1997 and which was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 60%, risk free interest rates of 6.09% and 5.50% and expected life of 10 years.

                                                                           Year Ended December 31,
                                                                        -----------------------------
                                                                           1998              1997
                                                                        -----------       -----------
      Loss from continuing operations:
        As reported                                                     $  (909,000)      $   (11,000)
        Pro forma                                                          (935,000)         (210,000)

      Basic and diluted loss per share from continuing operations:
        As reported                                                     $      (.14)      $       .00
        Pro forma                                                              (.14)             (.03)

[2]   Preferred stock:

      The Company has authorized 1,000,000 shares of preferred stock, none of which is issued. The rights and preferences of preferred stock are established at the discretion of the Board of Directors upon issuance.

[3]   Issuance of warrants:

      On November 30, 1993, the Company granted warrants to a stockholder to purchase 200,000 shares of the Company's common stock at a purchase price of $1.00 per share, which equaled fair value at the date of grant. Such warrants were granted as consideration for services rendered in connection with a private placement of securities. The warrants contain registration and certain anti-dilution rights and expire on November 30, 2003.

NOTE G - COMMITMENTS AND OTHER MATTERS

[1]   Lease agreement:

      On March 5, 1998 the Company entered into a lease for office premises which expires March 31, 2003. The terms of the lease include an escalation clause beginning January 1, 1999 for payment of a pro rata share of certain operating expenses.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE G - COMMITMENTS AND OTHER MATTERS (CONTINUED)

[1]   Lease agreement: (continued)

      Minimum future obligations under the operating lease are as follows:

            Year Ending
            December 31,
            ------------

               1999                                                      $32,000
               2000                                                       32,000
               2001                                                       32,000
               2002                                                       32,000
               Thereafter                                                  8,000

      Rent expense was $21,000 for 1998. No rent was paid in connection with continuing operations during 1997 or 1996.

[2]   Concentrations:

      For the years ended December 31, 1998 and 1997 the Company derived substantially all its patient revenue from two hospitals, one of which accounted for 60% and 90%, respectively of the Company's revenue. For the year ended December 31, 1996 one hospital accounted for all of the Company's patient revenue.

      The Company has been dependent on one manufacturer who sells, supplies and services the Gamma Knife.

NOTE H - TAXES

The components of the income tax provision (benefit) applicable to continuing operations is comprised of the following:

                                               Year Ended December 31,
                                      -----------------------------------------
                                        1998            1997             1996
                                      ---------       ---------       ---------
      Current:
        Federal                       $(153,000)      $(112,000)      $       0
        State                           (38,000)         (2,000)              0
                                      ---------       ---------       ---------

                                       (191,000)       (114,000)              0
                                      ---------       ---------       ---------

      Deferred:
        Federal                        (208,000)        106,000        (353,000)
        State                           (52,000)              0         (49,000)
                                      ---------       ---------       ---------

                                       (260,000)        106,000        (402,000)
                                      ---------       ---------       ---------

      Income tax provision
        (benefit)                     $(451,000)      $  (8,000)      $(402,000)
                                      =========       =========       =========

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE H - TAXES (CONTINUED)

A reconciliation of the tax provision (benefit) calculated at the statutory federal income tax rate with amounts reported in the statements of operations applicable to continuing operations follows:

                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                  1998            1997          1996
                                                                ---------       ---------     ---------
      Income tax provision (benefit) at the federal
        statutory rate                                          $(462,000)      $  (6,000)    $  54,000
      State income tax provision (benefit), net of federal
        taxes                                                     (75,000)         (2,000)        7,000
      Permanent difference for portion of accrued
        litigation settlement                                     114,000
      Change in valuation allowance                                                            (463,000)
      Other                                                       (28,000)
                                                                ---------       ---------     ---------

      Income tax provision (benefit)                            $(451,000)      $  (8,000)    $(402,000)
                                                                =========       =========     =========

Items which give rise to deferred tax assets and liabilities are as follows:

                                                                              December 31,
                                                                ----------------------------------------
                                                                  1998            1997           1996
                                                                ---------       ---------     ----------
      Litigation settlement accrued for financial
        reporting purposes                                       $260,000
      Net operating loss carryforward                                                         $ 1,013,000
      Allowance for doubtful accounts                                                              64,000
      Excess of tax depreciation over book depreciation          (450,000)      $(450,000)       (344,000)
      Valuation allowance                                                                        (270,000)
                                                                ---------       ---------     -----------

      Deferred tax asset (liability) - net                      $(190,000)      $(450,000)    $   463,000
                                                                =========       =========     ===========

The valuation allowance decreased by $270,000 in 1997 and $348,000 in 1996. The 1997 decrease was reflected as a tax benefit in discontinued operations. The 1996 decrease was reflected as a tax benefit of $463,000 in continuing operations. The $115,000 net difference was related to the net operating loss attributable to discontinued operations. In 1998 no valuation allowance was provided for the deferred tax asset because management believes that it is more likely than not that the benefit will be realized through future taxable income.

NOTE I - DISCONTINUED OPERATIONS

On July 15, 1997, the Company sold substantially all the assets of two of its subsidiaries, Web Health Inc. (formerly Global Health Systems, Inc.) and Kachina Ventures, Inc. (formerly GHS Management Services, Inc.) to Health Management Systems, Inc. (see Note A[1]).

In addition, in December 1997 the Company sold its 20% investment in FSN to CMSF, Inc. (see Note A[1]).

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE I - DISCONTINUED OPERATIONS (CONTINUED)

Net assets of discontinued operations included in the consolidated balance sheet as of December 31, 1997 consist of accounts receivable of $43,000.

The condensed statement of loss from discontinued operations attributable to subsidiaries whose net assets were sold is presented below.

                                                                                  Year Ended December 31,
                                                                     -----------------------------------------------
                                                                         1998              1997              1996
                                                                     -----------       -----------       -----------
      Revenue                                                        $    56,000       $ 1,202,000       $ 2,780,000
      Costs and expenses                                                                 1,947,000         3,375,000
                                                                     -----------       -----------       -----------

      Income (loss) from operations before income tax (benefit)           56,000          (745,000)         (595,000)
                                                                     -----------       -----------       -----------

      Income tax (benefit):
        Current                                                           22,000           (70,000)
        Deferred                                                                          (155,000)          (82,000)
                                                                     -----------       -----------       -----------

                                                                          22,000          (225,000)          (82,000)
                                                                     -----------       -----------       -----------

      Income (loss) from discontinued operations                     $    34,000       $  (520,000)      $  (513,000)
                                                                     ===========       ===========       ===========

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

In June 1997, the Company instituted an action (the "Declaratory Action") in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in USN for $38,781.40 was fair and equitable. Because of the dispute between the Company and Brown and Kirshenbaum on the valuation of their 20% interest in USN, the Company filed the Declaratory Action to determine: (1) whether the Company's repurchase is proper; (2) whether the valuation of Brown's and Kirshenbaum's 20% interest in USN is just and fair; and
(3) whether Brown's and Kirshenbaum's valuation of their 20% interest in USN is improper. If successful in this action, the Company will be entitled to purchase Brown's and Kirshenbaum's 20% interest for $38,781.40. If unsuccessful, and Brown's and Kirshenbaum's valuation is determined to be correct, the Company may be required to purchase Brown's and Kirshenbaum's interests in USN for approximately $584,497.

GHS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997

NOTE J - PURCHASE OF MINORITY INTEREST AND RELATED LITIGATION (CONTINUED)

In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against the Company, USN and others. The counterclaim against the Company and third party claim against USN and the other parties is purportedly for violations of: (1) the RICO statutes; (2) various causes of action for fraud; and (3) various causes of action for breach of contract. The United States District Court of Maryland dismissed the RICO claims against USN and the Company. The fraud counts seek damages of not less than $9 million per count and also seek the imposition of treble damages for punitive damages for the fraud counts. The breach of contract counts range from $250,000 to $600,000. The claims of fraud arise out of an alleged conspiracy between the Company and other parties to misappropriate a business concept allegedly created by Brown and Kirshenbaum. The remainder of Brown's and Kirschenbaum's claims are in the nature of a breach of contract between the Company, USN and Brown and Kirshenbaum.

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

In January 1999 the parties participated in a settlement conference and reached a tentative agreement to settle all of the claims currently pending between the parties. While no formal settlement agreement has been signed to date, the parties have agreed to administratively close the Declaratory Action, counterclaim and third party claim for a period of sixty (60) days in order to finalize the settlement documentation. A $934,000 liability was established at December 31, 1998 for this proposed settlement.

NOTE K - EMPLOYEES' 401(K) PLAN

During 1997 the Company established a 401(k) plan covering substantially all its employees, which includes employer participation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company may, at its discretion, match certain percentages of the employee contribution. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company's discretionary matching 401(k) contributions for 1998 and 1997 were $13,000 and $2,200, respectively.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY SCHEDULE

Board of Directors and Stockholders
GHS, Inc.
Rockville, Maryland

The audits referred to in our report dated January 20, 1999 include Schedule II. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Richard A. Eisner & Company, LLP

New York, New York
January 20, 1999

GHS, INC. AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

                                               Column B
                                                Balance               Column C
                                                  at                  Additions
                                               Beginning             Charged to
             Column A                             of                 Costs and
            Description                         Period                Expenses
-----------------------------------------      ---------             ----------
Allowance for doubtful accounts:
  1998                                         $      0
                                               ========
  1997                                         $164,000
                                               ========
  1996                                         $ 14,000               $150,000
                                               ========               ========

Reserve for inventory obsolescence:
  1998                                         $      0
                                               ========
  1997                                         $      0
                                               ========
  1996                                         $ 15,000
                                               ========

(A) 1997 - Bad debt write-off
(B) 1996 - Liquidation of obsolete inventory

Amounts shown above relate to discontinued operations