Form 10-Q
period 1999-03-31
GHS INC
filed 1999-05-11
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission file number
March 31, 1999                                                  0-15586

                                    GHS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                            52-1373960
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

     Class                                           Outstanding at May 11, 1999
     -----                                           ---------------------------
Common Stock, $.01 par value                              6,979,160 Shares

                                     PART I
                              FINANCIAL INFORMATION
                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                March 31,     December 31,
                                                                        1999             1998
                                                                        ----             ----
Current assets:
   Cash and cash equivalents                                         $2,659,000       $2,063,000
   Certificates of deposit-at cost which approximates market          1,100,000        1,305,000
   Accounts receivable                                                  399,000          238,000
   Receivable from sale of discontinued operation                            --          494,000
   Other current assets                                                 108,000          110,000
                                                                     ----------       ----------
      Total current assets                                           $4,266,000       $4,210,000

Furniture & Equipment (net of accumulated
   depreciation of 12,000 in 1999 and 9,000 in 1998)                     56,000           56,000
Gamma Knife (net of accumulated depreciation of
   2,791,000 in 1999 and 2,560,000 in 1998)                           3,675,000        3,906,000
Leasehold improvements (net of accumulated
   amortization of 444,000 in 1999 and 395,000 in 1998)               1,398,000        1,447,000
                                                                     ----------       ----------
      Total property and equipment                                    5,129,000        5,409,000

Deferred tax asset                                                      260,000          260,000
Cash held in escrow                                                      93,000           92,000
Deposits                                                                  3,000            3,000

      TOTAL                                                          $9,751,000       $9,974,000
                                                                     ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                             $  273,000       $  182,000
   Accrued litigation settlement                                        934,000          934,000
   Obligations under capital lease
    and loans payable- current portion                                1,473,000        1,423,000
   Income tax payable                                                        --           67,000
                                                                     ----------       ----------
      Total current liabilities                                       2,680,000        2,606,000

Deferred tax liability                                                  450,000          450,000
Obligations under capital lease and loans payable
Net of current portion                                                2,293,000        2,794,000
Common stock - par value $.01: 375,000 in 1999
 500,000 in 1998 shares issued with put option                          375,000          500,000

Stockholders' equity:
   Common stock - $.01 par value -
      25,000,000 shares authorized;
      6,979,160 issued and outstanding
      in 1999 and 1998                                                   66,000           65,000
   Additional paid-in capital                                         3,238,000        3,114,000
   Retained Earnings                                                    649,000          445,000
                                                                     ----------       ----------
      Total stockholders' equity                                     $3,953,000       $3,624,000
                                                                     ----------       ----------

      TOTAL                                                          $9,751,000       $9,974,000
                                                                     ----------       ----------

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                          1999             1998
                                                                          ----             ----
Revenue:
   Patient Revenue                                                   $  940,000       $  588,000
                                                                     ----------       ----------

Expenses:
   Patient Expenses                                                  $  343,000       $  333,000
   Selling, General and Administrative                                  323,000          151,000
                                                                     ----------       ----------
      Total                                                             666,000          484,000
                                                                     ----------       ----------

Income (loss) before items listed below                              $  274,000       $  104,000

Interest expense                                                       (116,000)        (152,000)

Interest income                                                          46,000           49,000
                                                                     ----------       ----------

Income from continuing operations                                       204,000            1,000
                                                                     ----------       ----------

Net Income                                                              204,000            1,000

Basic and diluted income per share                                   $      .03               --
                                                                     ----------       ----------

Weighted average shares outstanding                                   6,979,160        6,979,160
                                                                     ----------       ----------

   The accompanying notes to financial statements are an integral part hereof.

                                GHS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                          1999             1998
                                                                          ----             ----
Cash flows from operating activities:
      Income from continuing operations                              $  204,000       $    1,000
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization:                                 283,000          282,000
         Changes in operating assets and liabilities:
         (Increase) decrease in cash held in escrow                      (1,000)          (1,000)
         (Increase) decrease in receivables                            (161,000)          42,000
         (Increase) decrease in other assets                              2,000         (178,000)
         (Decrease) increase in payables and accrued expenses            91,000          (46,000)
         (Decrease) increase income taxes payable                       (67,000)              --
         Cash provided by (used in) discontinued operations             494,000          (33,000)
                                                                     ----------       ----------
Net cash provided by operating activities                               845,000          133,000

Cash flows from investing activities :
      Furniture and Equipment Purchases                                  (3,000)          (6,000)
      (Purchase) redemption of certificates of deposit                  205,000         (300,000)
      Cost Incurred with Leasehold improvements                              --           (7,000)
                                                                     ----------       ----------
Net cash provided by (used in) investing activities                     202,000         (313,000)

Cash flows from financing activities:
      Payment of capital lease obligations                             (451,000)        (325,000)
                                                                     ----------       ----------
Net cash (used in) financing activities                                (451,000)        (325,000)

Net increase (decrease) in cash and cash equivalents                    596,000         (505,000)

Cash and cash equivalents - beginning of period                       2,063,000        3,466,000
                                                                     ----------       ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $2,659,000       $2,961,000
                                                                     ----------       ----------

Supplemental disclosures of cash flow information:
    Cash paid for
      Interest                                                          116,000          152,000
      Taxes                                                               8,000          193,000

   The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Preparation

      The accompanying financial statements at March 31 1999, and for the three months ended March 31, 1999 and 1998, are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair statement of the information presented therein. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date appearing in the Company's Annual Report on Form 10-K.

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

First Quarter 1999 Compared to First Quarter 1998

Results of Operations

      Patient revenue increased 60% to $940,000 in the quarter ended March 31, 1999 from $588,000 for the quarter ended March 31, 1998. The increase was due to an increase in the number of Gamma Knife procedures at Research Medical Center in Kansas City and the NYU Gamma Knife Center in New York. Patient expenses increased 3% to $343,000 from $333,000 a year earlier. Selling, general and administrative expense increased to $323,000 from $151,000 for the quarter ended March 31 a year ago. The increase was due to the completion of activities related to the sale of the Company's software and systems business, which was sold in 1997. Interest expense decreased 31% to $116,000 from $152,000 in the same period a year earlier. The decrease was due to increased principal payments on its Gamma Knife properties. Interest income was $46,000 for the period as compared to $49,000 in the same period in 1998. For the quarter ended March 31 1999, income from continuing operations was $204,000 as compared to $1,000 for the same period a year earlier.

Liquidity and Capital Resources

      At March 31, 1999 the Company had working capital of $1,586,000 as compared to $2,652,000 at March 31, 1998. The decrease in working capital is primarily from the liability associated with the settlement of the lawsuit mentioned in Part II Item 1. Cash and cash equivalents at March 31, 1999 were $2,659,000 as compared with $2,961,000 at March 31, 1998.

      Net cash provided by operating activities was $845,000 as compared with $133,000 for the same period, a year earlier. There was an increase in receivables of $161,000 during the quarter. The Company received $494,000 in the quarter as payment to release CMSF, Inc. from an earnout and provision that was previously entered into at the time of the sale of the Company's interest in Florida Specialty Networks, Ltd. (FSN) in December 1997.

      The Company had cash provided by investing activities of $202,000 as compared to net cash used of $391,000 at March 31, 1998. The Company had redemption of $205,000 on certificates of deposit.

      Net cash used in financing activities was $451,000 as compared to $325,000 for the same period a year earlier. The Company paid $451,000 towards its lease obligations as compared to $325,000 in the previous year.

      This document contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Such statements by their nature entail various risks, reflecting the dynamic, complex, and rapidly changing nature of the health care industry. Results actually achieved may differ materially from those currently anticipated. The various risks include but are not necessarily limited to: (i) the continued ability of GHS to grow internally or by acquisition, (ii) the success experienced in integrating acquired businesses into the GHS group of companies, (iii) government regulatory and political pressures which could reduce the rate of growth of health care expenditures, (iv) competitive actions by other companies, and (v) other risks, as noted in GHS's registration statements and periodic reports filed with the Commission.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In 1993, pursuant to an agreement (the "USN Agreement") between the Company and
A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown"), the Company, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Company's Board of Directors and executed an employment agreement with USN. Under the terms of the USN Agreement, the Company possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement, at a value to be calculated by the Company in accordance with the terms of the USN Agreement. The Company exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

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

      In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against the Company, USN, Alan Gold and Allen & Company, Incorporated. The counterclaim against the Company and third party claim against USN and the other parties is purportedly for (1) violations of the RICO statutes; (2) various causes of action for fraud; and (3) various causes of action for breach of contract. The fraud counts seek damages of not less than $9 million per count and also seek the imposition of treble damages for punitive damages for the fraud counts. The breach of contract counts range from $250,000 to $600,000. The claims of fraud arise out of an alleged conspiracy between the Company and other parties to misappropriate a business concept allegedly created by Brown and Kirshenbaum. The remainder of Brown's and Kirshenbaum's claims are in the nature of a breach of contract between the Company, USN and Brown and Kirshenbaum.

      USN filed a counterclaim against Brown and Kirshenbaum alleging various tort claims arising out of the business relationship. On September 4, 1998 the Court dismissed Brown and Kirshenbaum's counterclaim for RICO actions brought against GHS and USN.

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

      In January 1999 the parties participated in a settlement conference and reached a tentative agreement to settle all of the claims currently pending between the parties. On January 19,1999 the court entered an Order administratively closing the case and that Order was extended on March 18, 1999 allowing either party without prejudice to move for good cause to reopen the case if final settlement had not been achieved or consummated by April 19, 1999. On March 22, 1999 all parties to the litigation including GHS, USN and Alan Gold entered into an Agreement of Settlement. The parties have agreed to all of the terms of the settlement; however, the settlement is confidential and contingent on an event which those parties, who are aligned with GHS believe will occur in the near future. The administrative dismissal of the case has been extended by Order of Court dated April 20, 1999 to May 19, 1999.

      All other terms of the Agreement of Settlement have been finalized. Although management was prepared to vigorously defend the lawsuit, management believes that the settlement is in the best interest of shareholders, and will not have a significant adverse affect to the operation of GHS or USN.

Item 5. Other Information

On April 26, 1999, the Company announced an Internet initiative that includes plans for an online network to focus on personal and professional improvement. The press release containing the Company's announcement was filed as an exhibit to the Company's Form 8-K filed on April 27, 1999. As stated therein, the transactions described therein are subject to a number of conditions, including the execution of definitive documentation, required regulatory and third party consents and approvals and the obtaining of additional capital to fund the initial development of the business. There can be no assurance that such conditions will be satisfied and, therefore, that all or any of such transactions will be consummated.

Item 6. Exhibits and Reports on Form 8-K

(a) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GHS, INC.


Date May 10, 1999                        By /s/ Alan Gold
     ----------------------------           ------------------------------------
                                            Alan Gold
                                            Director and President
                                            Chief Executive
                                            Officer