Form 10-Q/A
period 1999-03-31
GHS INC
filed 1999-07-08
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                     PART I
                              FINANCIAL INFORMATION
                           GHS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,  December 31,
                                                                      1999          1998
                                                                      ----          ----
ASSETS

Current assets:
   Cash and cash equivalents                                    $2,659,000    $2,063,000
   Certificates of deposit-at cost which approximates market     1,100,000     1,305,000
   Accounts receivable                                             399,000       238,000
   Receivable from sale of discontinued operation                       --       494,000
   Other current assets                                            108,000       110,000
                                                                ----------    ----------
      Total current assets                                      $4,266,000    $4,210,000

Furniture & Equipment (net of accumulated
   depreciation of 12,000 in 1999 and 9,000 in 1998)                56,000        56,000
Gamma Knife (net of accumulated depreciation of
   2,791,000 in 1999 and 2,560,000 in 1998)                      3,675,000     3,906,000
Leasehold improvements (net of accumulated
   amortization of 444,000 in 1999 and 395,000 in 1998)          1,398,000     1,447,000
                                                                ----------    ----------
      Total property and equipment                               5,129,000     5,409,000

Deferred tax asset                                                 260,000       260,000
Cash held in escrow                                                 93,000        92,000
Deposits                                                             3,000         3,000

      TOTAL                                                     $9,751,000    $9,974,000
                                                                ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                        $  353,000    $  182,000
   Accrued litigation settlement                                   934,000       934,000
   Obligations under capital lease
    and loans payable- current portion                           1,473,000     1,423,000
   Income tax payable                                                   --        67,000
                                                                ----------    ----------
      Total current liabilities                                  2,760,000     2,606,000

Deferred tax liability                                             450,000       450,000
Obligations under capital lease and loans payable
Net of current portion                                           2,293,000     2,794,000
Common stock - par value $.01: 375,000 in 1999
 500,000 in 1998 shares issued with put option                     375,000       500,000

Stockholders' equity:
   Common stock - $.01 par value -
      25,000,000 shares authorized;
      6,979,160 issued and outstanding
      in 1999 and 1998                                              66,000        65,000
   Additional paid-in capital                                    3,238,000     3,114,000
   Retained Earnings                                               569,000       445,000
                                                                ----------    ----------
      Total stockholders' equity                                $3,953,000    $3,624,000
                                                                ----------    ----------

      TOTAL                                                     $9,751,000    $9,974,000
                                                                ----------    ----------

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                      1999              1998
                                                      ----              ----

Revenue:
   Patient Revenue                                $   940,000       $   588,000
                                                  -----------       -----------

Expenses:
   Patient Expenses                               $   343,000       $   333,000
   Selling, General and Administrative                323,000           151,000
                                                  -----------       -----------
      Total                                           666,000           484,000
                                                  -----------       -----------

Income before items listed below                  $   274,000       $   104,000

Interest expense                                     (116,000)         (152,000)

Interest income                                        46,000            49,000
                                                  -----------       -----------

Income before income taxes                            204,000             1,000
Income tax provision                                   80,000                --
                                                  -----------       -----------

Net Income                                            124,000             1,000

Basic and diluted income per share                $       .02                --
                                                  -----------       -----------


Weighted average shares outstanding                 6,979,160         6,979,160
                                                  -----------       -----------

  The accompanying notes to financial statements are an integral part hereof.

                           GHS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31
                                                                                   --------
                                                                         1999                    1998
                                                                         ----                    ----
Cash flows from operating activities:
      Income from continuing operations                              $   124,000             $     1,000
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization:                               283,000                 282,000
            Changes in operating assets and liabilities:
            (Increase) decrease in cash held in escrow                    (1,000)                 (1,000)
            (Increase) decrease in receivables                          (161,000)                 42,000
            (Increase) decrease in other assets                            2,000                (178,000)
            (Decrease) increase in payables and accrued expenses         171,000
            (Decrease) increase income taxes payable                     (67,000)                     --
            Cash provided by (used in) discontinued operations           494,000                 (33,000)
                                                                     -----------             -----------
Net cash provided by operating activities                                845,000                 133,000

Cash flows from investing activities :
      Furniture and Equipment Purchases                                   (3,000)                 (6,000)
      (Purchase) redemption of certificates of deposit                   205,000                (300,000)
      Cost Incurred with Leasehold improvements                               --                  (7,000)
                                                                     -----------             -----------
Net cash provided by (used in) investing activities                      202,000                (313,000)

Cash flows from financing activities:
      Payment of capital lease obligations                              (451,000)               (325,000)
                                                                     -----------             -----------
Net cash (used in) financing activities                                 (451,000)               (325,000)

Net increase (decrease) in cash and cash equivalents                     596,000                (505,000)

Cash and cash equivalents - beginning of period                        2,063,000               3,466,000
                                                                     -----------             -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 2,659,000             $ 2,961,000
                                                                     -----------             -----------

Supplemental disclosures of cash flow information:
    Cash paid for
      Interest                                                           116,000                 152,000
      Taxes                                                                8,000                 193,000

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

First Quarter 1999 Compared to First Quarter 1998

Results of Operations

      Patient revenue increased 60% to $940,000 in the quarter ended March 31, 1999 from $588,000 for the quarter ended March 31, 1998. The increase was due to an increase in the number of Gamma Knife procedures at Research Medical Center in Kansas City and the NYU Gamma Knife Center in New York. Patient expenses increased 3% to $343,000 from $333,000 a year earlier. Selling, general and administrative expense increased to $323,000 from $151,000 for the quarter ended March 31, a year ago. The increase was due to the completion of activities related to the sale of the Company's software and systems business, which was sold in 1997. Interest expense decreased 31% to $116,000 from $152,000 in the same period a year earlier. The decrease was due to increased principal payments on its Gamma Knife properties. Interest income was $46,000 for the period as compared to $49,000 in the same period in 1998. After making an $80,000 provision for income taxes, income was $124,000 for the quarter ended March 31, 1999 as compared to income of $1,000 in the same period in 1998.

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

                                       GHS, INC.


Date July 7, 1999                      By /s/ Alan Gold
    ----------------                     -----------------------
                                          Alan Gold
                                          Director and President
                                          Chief Executive
                                          Officer