Form 10-Q
period 1999-06-30
GHS INC
filed 1999-08-16
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999

|_|   Transition report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from ______________ to ______________

                         Commission file number 0-15586

                                   GHS, INC.
                                   ---------
             (Exact name of registrant as specified in its charter)

           Delaware                                      52-1373960
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             65 Broadway, 7th Floor, New York, New York       10006
             ------------------------------------------       -----
              (Address of principal executive offices)     (Zip Code)

                                 (212) 430-6430
                                 --------------
                 Issuer's telephone number, including area code

              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

      Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      The number of shares outstanding of each of the issuer's classes of common equity as of August 13, 1999 was as follows: 7,316,685 shares of common stock

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 [Letterhead of Richard A. Eisner & Company LLP]
                   575 Madison Avenue, New York, NY 10022-2597

Board of Directors and Stockholders
GHS, Inc.
New York, New York

We have reviewed the accompanying consolidated balance sheet of GHS, Inc. and subsidiaries (a development stage company) as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from April 21, 1999 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company LLP

New York, New York
August 13, 1999

                           GHS, INC. AND SUBSIDIARIES
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Unaudited)

                                                                                       June 30,
                                                                                         1999
                                                                                       --------
                                        ASSETS
 Current assets

  Cash and cash equivalents                                                            $ 15,223
  Prepaid expenses                                                                          202
  Cash held in escrow                                                                       125

                                                                                       --------
    Total current assets                                                                 15,550

Non current assets

  Computer equipment (net of accumulated depreciation of $ 3) (Note 4)                       67
  Intangible assets (net of accumulated amortization of $ 198) (Note 3)                   6,928
  Security deposit                                                                          271

                                                                                       ========
    Total assets                                                                       $ 22,816
                                                                                       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses                                                  $    319
Obligations under capital lease, current portion                                             35

                                                                                       --------
    Total current liabilities                                                               354

Long term liabilities

Obligation under capital lease, net of current portion                                       35

Stockholders' equity

Convertible Preferred Stock Series A - $.01 par value - 100,000 shares
  authorized; 99,059 shares issued and outstanding.  Liquidation                              1
  preference $99,059

Convertible Preferred Stock Series B - $.01 par value - 178,582 shares
  authorized, issued and outstanding.  Liquidation preference $178,582                        2

Convertible Preferred Stock Series C - $.01 par value - 55,745 shares
  authorized, issued and outstanding.  Liquidation preference $55,745                         1

Common Stock $.01 par value - 25,000,000 shares authorized;
  7,316,685 shares issued and outstanding                                                    73

Additional-paid-in capital                                                               34,363
Distribution of discontinued operation to common stockholders (Note 2)                   (1,239)
Unearned portion of compensatory stock options                                           (6,136)
Accumulated deficit                                                                      (4,638)

                                                                                       --------
    Total stockholders' equity                                                           22,427
                                                                                       --------

Total liabilities and stockholders' equity                                             $ 22,816
                                                                                       ========

The accompanying notes to financial statements are an integral part thereof

                           GHS, INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (Unaudited)

                                                           For the period from
                                                              April 21, 1999
                                                          (date of inception) to
                                                              June 30, 1999
                                                               -----------
Expenses:

  Non-cash compensation expense                                $     3,982
  Amortization of intangible assets                                    198
  General and administrative                                           521

                                                               -----------
   Total operating expenses                                          4,701

Other income

 Interest                                                               63

                                                               -----------
Net loss                                                       $    (4,638)
                                                               ===========

Net loss per share - basic and diluted                         $     (0.66)

Weighted average number of common shares outstanding             7,065,561


The accompanying notes to financial statements are an integral part thereof

                           GHS, INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            APRIL 21, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Unaudited)

                                                                       Common stock        Convertible Preferred Stock Series A
                                                                      Par value $.01                  Par value $.01
                                                               -------------------------------------------------------------------
                                                                   Shares         Amount      Shares                    Amount
                                                               -------------------------------------------------------------------
Issuance of shares pursuant to merger of GHS  Inc., and
  Change Your Life.com, LLC (CYL) (Note 1 and Note 2)            7,047,828         $ 70

Issuance of shares to members of CYL pursuant to
  merger (Note 2)                                                                             99,059                    $  1

Issuance of shares in private placement, net of expenses

Issuance of shares to acquire Concept Development Inc.
 (Note 3)

Issuance of shares pursuant to an exclusive content agreement (Note 3)

Exercise of stock options                                          268,857            3

Issuances of common stock options (Note 5)

Amortization of compensatory stock options

Net loss for the period from April 21, 1999 (date of
  inception) to June 30, 1999
                                                               -------------------------------------------------------------------
Balance at June 30, 1999                                         7,316,685         $ 73       99,059                    $  1
                                                               ===================================================================

                                                               Convertible Preferred Stock Series B
                                                                           Par value $.01
                                                               ----------------------------------------
                                                                  Shares                    Amount
                                                               ----------------------------------------
Issuance of shares pursuant to merger of GHS  Inc., and
  Change Your Life.com, LLC (CYL) (Note 1 and Note 2)

Issuance of shares to members of CYL pursuant to merger (Note 2)

Issuance of shares in private placement, net of expenses         178,582                     $ 2

Issuance of shares to acquire Concept Development Inc.
  (Note 3)

Issuance of shares pursuant to an exclusive content agreement (Note 3)

Exercise of stock options

Issuances of common stock options (Note 5)

Amortization of compensatory stock options

Net loss for the period from April 21, 1999 (date of
  inception) to June 30, 1999
                                                               ----------------------------------------
Balance at June 30, 1999                                         178,582                     $ 2
                                                               ========================================


                                                               Convertible Preferred Stock Series C
                                                                           Par value $.01                Additional
                                                               --------------------------------------      Paid-in
                                                                  Shares                    Amount         Capital
                                                               --------------------------------------------------------
Issuance of shares pursuant to merger of GHS, Inc. and
  Change Your Life.com, LLC (CYL) (Note 1 and Note 2)                                                     $ 4,169

Issuance of shares to members of CYL pursuant to
  merger (Note 2)                                                                                              (1)

Issuance of shares in private placement, net of expenses                                                   15,064

Issuance of shares to acquire Concept Development Inc.            50,000                       $ 1          4,499
  (Note 3)

Issuance of shares pursuant to an exclusive content                5,745                                      517
  agreement (Note 3)

Exercise of stock options                                                                                      (3)

Issuances of common stock options (Note 5)                                                                 10,118

Amortization of compensatory stock options

Net loss for the period from April 21, 1999 (date of
  inception) to June 30, 1999
                                                               --------------------------------------------------------
Balance at June 30, 1999                                          55,745                       $ 1       $ 34,363
                                                               ========================================================


                                                                  Distribution of
                                                               discontinued operation  Unearned portion of
                                                                     to common            compensatory       Accumulated
                                                                    stockholders          stock options        deficit       Total
                                                               ---------------------------------------------------------------------
Issuance of shares pursuant to merger of GHS, Inc. and
  Change Your Life.com, LLC (CYL) (Note 1 and Note 2)               $ (1,239)                                               $ 3,000

Issuance of shares to members of CYL pursuant to
  merger (Note 2)                                                                                                                --

Issuance of shares in private placement, net of expeneses                                                                    15,066

Issuance of shares to acquire Concept Development Inc.
  (Note 3)                                                                                                                    4,500

Issuance of shares pursuant to an exclusive content
  agreement (Note 3)                                                                                                            517

Exercise of stock options                                                                                                        --

Issuances of common stock options (Note 5)                                                  $(10,118)                            --

Amortization of compensatory stock options                                                     3,982                          3,982

Net loss for the period from April 21, 1999 (date of
  inception) to June 30, 1999                                                                                 $ (4,638)      (4,638)
                                                               ---------------------------------------------------------------------
Balance at June 30, 1999                                            $ (1,239)               $ (6,136)         $ (4,638)    $ 22,427
                                                               =====================================================================

The accompanying notes to financial statements are an integral part thereof

                           GHS, INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                      For the period from
                                                                                         April 21, 1999
                                                                                     (date of inception) to
                                                                                         June 30, 1999
                                                                                        --------------
Cash flows from operating activities:
   Loss from continuing operations                                                      $       (4,638)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash compensation expense                                                               3,982
     Depreciation and amortization                                                                 202
     Changes in:
       Prepaid expenses                                                                           (202)
       Cash held in escrow                                                                        (125)
       Accounts payable and accrued expenses                                                       319

                                                                                        --------------
     Net cash used in continuing operations                                                       (462)
                                                                                        --------------

Cash flows from investing activities:

     Acquisition of Concept Development Inc.                                                    (2,110)
     Payment for security deposit                                                                 (271)

                                                                                        --------------
     Net cash used in investing activities                                                      (2,381)
                                                                                        --------------

Cash flows from financing activities:

     Net proceeds from private placement of  Series B Convertible Preferred Stock               15,066
     Cash acquired pursuant to merger of GHS, Inc. and Change Your Life.com                      3,000

                                                                                        --------------
    Net cash provided by financing activities                                                   18,066
                                                                                        --------------

Net increase in cash and cash equivalents and balance at end of period                  $       15,223
                                                                                        ==============

Supplemental information of non-cash investing and financing activities:

    Computer equipment acquired under capital lease                                     $           70
    Issuance of Series C Convertible Preferred Stock in Concept Development Inc.
      acquisition (Note 3)                                                              $        4,500
    Stock issued for license acquired under exclusive content agreement (Note 3)        $          517
    Distribution of discontinued operation to common stockholders (Note 2)              $        1,239

The accompanying notes to financial statements are an integral part thereof

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying consolidated financial statements represent the historical financial statements of Change Your Life.com, LLC ("CYL") which was formed on April 21, 1999 and include the assets acquired in a reverse acquisition of CYL by GHS, Inc. ("GHS") which occurred on May 27, 1999, as described in Note 2.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Note 2: GHS, Inc. Reverse Acquisition of Change Your Life.com, LLC

On April 25, 1999, GHS announced an Internet initiative that included plans for an online network to focus on personal and professional improvement. On May 20, 1999, GHS entered into a Contribution and Exchange Agreement (the "Exchange Agreement") pursuant to which on May 27, 1999, GHS issued 99,059.338 shares of a newly-designated Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), to the members of CYL in exchange for 100% of the membership interests in CYL. The shares of Series A Preferred Stock have voting rights on an as converted basis, a liquidation preference of $1 per share and will automatically convert into an aggregate of 30,708,395 shares of common stock of GHS, par value $0.01 per share (the "Common Stock"), on the later of
(i) the next business day following the date of filing of a certificate of an amendment to GHS's Restated Certificate of Incorporation that increases the number of authorized shares of Common Stock to a number sufficient to permit the conversion of all of the then outstanding shares of Series A Preferred Stock into shares of the Common Stock or (ii) the next business day following the record date for the planned spin-off of U.S. Neurosurgical, Inc. ("USN"). As a result of this transaction, the members of CYL obtained voting control of GHS; accordingly, for accounting purposes, the transaction is treated as a reverse acquisition with CYL as the acquirer. In addition, as the only assets of GHS at the time of the transaction were cash and the assets of the discontinued operations of USN, the transaction is accounted for as a recapitalization of CYL with the issuance of Common Stock and options and warrants to purchase Common Stock to the pre-transaction common stockholders of GHS in exchange for cash. Accordingly, the accompanying consolidated financial statements are the historical financial statements of CYL and include the operations of GHS from May 27, 1999.

CYL was formed on April 21, 1999 with membership interests held by Anthony J. Robbins ("Robbins"), Robbins Research International Inc. ("RRI") and CYL Development Holdings, LLC ("Development Holdings"). In exchange for their membership interests, the members contributed the right and license to use (subject to certain limitations) the Robbins name in connection with CYL's Internet business as set forth in the Content Provider Agreement and License dated as of April 23, 1999, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities and business of RRI, the exclusive license to use RRI trademarks, tradenames, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages, and seminars owned by RRI in CYL's Internet business. Also contributed were various URLs, an on-line self-help pilot program and a business plan. The contributed intangible assets were not ascribed a value by CYL since there was no book value for these assets in the contributing companies books and records. CYL did not conduct operations prior to the acquisition. The terms of the Content Provider Agreement and License provide that CYL will share revenues with Robbins and RRI from the on-line sale of Robbins or RRI or CYL products. There are also additional amounts due for off-line sales of Robbins or RRI products.

At June 30, 1999, after giving effect to the issuance of the Series A Preferred Stock, the issuance of the Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), and the Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), (each as described in Note 3) and the exercise of certain stock options of GHS, GHS had 7,316,685 shares of Common Stock outstanding and shares of preferred stock which are convertible into 33,051,665 shares of Common Stock. As a result, on an as converted basis at June 30, 1999, Robbins and his affiliates owned approximately 57.1% of the voting power of GHS, Development Holdings owned approximately 19.0% and the pre-transaction common stockholders of GHS owned approximately 18.1%.

On May 27, 1999, GHS entered into an Agreement and Plan of Distribution ("Distribution Agreement") and an Assignment and Assumption Agreement (the "Assignment Agreement") between GHS and USN. GHS owns 100% of the outstanding capital stock of USN, a Delaware corporation. Under the Assignment Agreement, the majority of the assets and liabilities of GHS and its subsidiaries were assigned and transferred to USN. The assets remaining in GHS and its subsidiaries after the assignment were $3.0 million of cash and the net assets of the discontinued business, USN. The remaining obligations of GHS were a $0.4 million obligation relating to a Common Stock put option which was cancelled on June 3, 1999. Under the Distribution Agreement, GHS will distribute to holders of Common Stock on the record date to be set by the Board of Directors of GHS one share of USN common stock for each share of Common Stock of GHS owned (the "USN Spin-Off"). After the USN Spin-Off, USN will be a separate company. USN owns and operates stereotactic radiosurgery centers, utilizing the Gamma Knife technology. The net assets of USN are comprised of cash, patient accounts receivable, property and equipment, less accounts payable, capital lease obligations, litigation settlement payable and other long-term debt. No significant loss is anticipated for the discontinued operation during the phase out period (the period commencing on the date that the decision to effect the USN Spin-

Off was made through the estimated date of completion of the USN Spin-Off). GHS believes that the USN Spin-Off will be completed by the end of September 1999. The book value of net assets of the discontinued operations of USN have been reflected as an offset to stockholders' equity and will be netted against paid-in capital when the shares of USN are distributed to the common stockholders of GHS.

Note 3: Other Transactions

On May 27, 1999, GHS acquired all of the outstanding capital stock of Concept Development Inc. ("Concept Development") pursuant to an Agreement and Plan of Reorganization dated as of May 27, 1999 among GHS, Concept Development, Concept Acquisition Corporation, a wholly-owned subsidiary of GHS, William Zanker ("Zanker") and Debbie Dworkin ("Dworkin") (the "CDI Merger"). Concept Development was formed in September 1996 to provide on-line general-interest continuing education courses. Concept Development did not conduct operations prior to the merger and had assets of $1,000. GHS paid $2.0 million in cash and issued an aggregate of 50,000 shares of a newly-designated Series C Preferred Stock to Dworkin, the sole stockholder of Concept Development (the "Merger Shares"), in exchange for all of the outstanding capital stock of Concept Development. Concurrently, GHS entered into a three-year employment agreement with Zanker (Dworkin's husband.) The shares of Series C Preferred Stock issued in the CDI Merger will automatically convert into an aggregate of 500,000 shares of the Common Stock on the next business day following the record date for the USN Spin-Off, and vote on an as converted basis with the Common Stock. The fair value of the Merger Shares was $90 per preferred share (aggregating $4,500,000), based on the price paid for similar preferred shares issued in a contemporaneous private placement (described below.)

On May 27, 1999, in connection with the CDI Merger, GHS entered into a Repurchase Agreement with Dworkin (the "Repurchase Agreement"). Pursuant to the Repurchase Agreement, GHS has the right to repurchase the Merger Shares (the "Repurchase Option") issued to Dworkin in connection with the CDI Merger if Zanker ceases to be employed by GHS, unless due to a Termination Without Cause (as defined in the Employment Agreement dated as of May 27, 1999 between GHS and Zanker) or in connection with a change in control of GHS after the change in control described above. Commencing August 31, 1999, the number of Merger Shares subject to the Repurchase Option will be reduced, in equal quarterly increments ending in the quarter ending May 31, 2002, ultimately to zero.

The acquisition of Concept Development is accounted for as a purchase with the purchase price allocated to the intangible assets underlying the Zanker employment agreement including certain non-compete restrictions which agreement has a three year term and to the license agreement entered into with The Learning Annex (described below.) The resulting intangible assets are being amortized over three years.

On May 27, 1999, GHS entered into an Option Agreement (the "Option Agreement") with The Learning Annex (as defined below) pursuant to which, among other things, GHS obtained the option to acquire The Learning Annex (the "Option"). The Learning Annex is a leading provider of continuing education courses in five cities in the United States and Canada. The Option is exercisable, on the terms and subject to the conditions in the Option Agreement, at any time from May 27, 1999 through May 27, 2004 at an exercise price based on a pre-negotiated price structure. GHS paid $75,000 on May 27, 1999 for the first year of the Option and is required to pay $125,000, $200,000, $500,000 and $750,000, respectively, to maintain the Option in each of
the subsequent four years. In addition, GHS entered into a license agreement with The Learning Annex for the exclusive on-line use of its intellectual property and sale of certain of its merchandise over the Internet as well as certain co-marketing and co-promotion activities. As consideration for the license, GHS issued certain equity securities of GHS to The Learning Annex and is required to pay an annual license fee. "The Learning Annex" consists of Seligman Greer Communication Resources, Inc., a California corporation (d/b/a The Learning Annex of San Francisco), SGS Communication Resources, Inc., a California corporation (d/b/a The Learning Annex of Los Angeles), Seligman Greer Sandberg Enterprises, Inc., a California corporation (d/b/a The Learning Annex of San Diego), SGC Communication Resources LLC, a Delaware limited liability company (d/b/a The Learning Annex of New York), and Learning Annex Interactive LLC, a Delaware limited liability company (collectively "The Learning Annex"). The value of the stock issued is recorded as an intangible asset and is being amortized over the initial term of the license. The annual fee is charged to expense as incurred.

On May 27, 1999, GHS completed a private placement of 178,582 shares (the "Shares") of a newly-designated class of Series B Preferred Stock at a purchase price of $90 per share, resulting in net proceeds of approximately $15.1 million to GHS. Each share of Series B Preferred Stock is automatically convertible into 10 shares of Common Stock on the next business day following the record date for the USN Spin-Off, and vote on an as converted basis with the Common Stock. The holders of the Series B Preferred Stock will hold approximately 4.4% of the Common Stock upon full conversion of all outstanding shares of preferred stock. GHS plans to use the proceeds from the private placement to finance ongoing operations and for general corporate purposes. GHS has agreed to file a registration statement under the Securities Act of 1933 as promptly as practicable following the closing of the private placement covering the shares of Common Stock underlying the Series B Preferred Stock. The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933.

Note 4: Summary of Significant Accounting Policies

Start-up Costs:

All costs and expenses associated with the start-up of the Internet initiative have been expensed as incurred.

Depreciation and Amortization:

GHS has recently acquired computers through leases which are accounted for as capital leases. The cost of the equipment is being depreciated over the lease period, which is two years. GHS will be acquiring additional computer equipment and will generally assign a useful life of the shorter of the lease term or three years.

Loss Per Share:

Basic loss per share excludes dilution and is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into Common Stock. Basic and dilutive earnings per share were the same for the period April 21, 1999 (inception) through June 30, 1999 since the effect of all potential dilutive common share equivalents was anti-dilutive. As of June 30, 1999, there were outstanding preferred shares convertible into 33,051,665 shares of Common Stock and options and warrants exercisable into 1,675,000 shares of Common Stock.

Stock Options:

Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), companies can either expense the estimated fair value of employee stock options or follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. GHS has elected to apply APB 25 in accounting for its employee stock option incentive plans.

Income Taxes:

Deferred tax assets have not been provided for the value of the net operating loss for the period from April 21, 1999 (inception) through June 30, 1999 as their future utilization is uncertain.

Note 5: Stock Option Plans

Effective on the date of the reverse acquisition, the Board of Directors of GHS authorized the grant to an executive officer of GHS of 300,000 options at an exercise price of $4.50 per share which vested immediately and expire in May 2009. In addition, the Board of Directors of GHS authorized the grant to the executive officer of 1,000,000 additional options which will vest in increments over four years from the date of grant and have exercise prices of $9.00 per share for 225,000 shares which vest at the end of year 1, $9.00 per share for 225,000 shares which vest at the end of year 2, $10.00 per share for 250,000 shares which vest monthly during year 3 and $12.00 per share for 300,000 shares which vest monthly during year 4. Compensation expense related to these options was $3,982,000 during the period April 21, 1999 (inception) through June 30, 1999.

A summary of the status of GHS's stock options as of June 30, 1999, and changes during the preiod from April 21, 1999 (date of inception) to June 30, 1999 is presented below:

                                                                                                     Weighted
                                                                                                     average
                                                                                 Number           exercise price
                                                                             -----------------------------------
Options assumed pursuant to merger of GHS and CYL                                459,000              $  0.75

Granted                                                                        1,300,000              $  8.85

Exercised                                                                       (284,000)             $ (0.75)
                                                                             -----------------------------------
Outstanding at end of period                                                   1,475,000              $  7.89
                                                                             ===================================
Options exercisable at period end                                                475,000              $  3.12

Weighted average fair value of options granted during the period                                      $ 14.05

The following table summarizes information related to options outstanding at June 30, 1999:

                                Options outstanding                            Options exercisable
                 ----------------------------------------------------  ---------------------------------
                    Number        Weighted-average   Weighted-average       Number      Weighted-average
     Range       outstanding at      remaining            average       exercisable at      average
Exercise prices  June 30, 1999    contractual life    exercise price    June 30, 1999    exercise price
--------------------------------------------------------------------------------------------------------
  $0.75-$4.50        475,000            9.28              $  3.12           475,000               $ 3.12
  $9.00-$12.00     1,000,000            9.92              $ 10.15                 -                    -
                 ---------------------------------------------------------------------------------------
  $0.75-$12.00     1,475,000            9.71              $  7.89           475,000               $ 3.12
                 =======================================================================================

Pro forma information regarding net income (loss) and basic and diluted income
(loss) per share is required by SFAS No. 123, and has been determined as if GHS had accounted for its employee stock options under the fair value method of that statement. The following pro forma information gives effect to fair value for those options granted during 1999, which was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 100%, risk free interest rate of 5.9% and an expected life of 5 years.

                                                     For the period
                                                     from April 21,
                                                     1999 (inception)
                                                     through
                                                     June 30, 1999
                                                     ---------------
Net loss from continuing operations:
     As reported                                     ($4,638)
     Pro forma                                       ($5,817)

Basic and diluted loss per share:
     As reported                                      ($0.66)

     Pro forma                                        ($0.82)

Note 6:  Warrants

A total of 200,000 warrants granted prior to the reverse acquisition remain oustanding at June 30, 1999. The warrants provide for the purchase of common stock at $0.75 per share. The warrants contain registration and certain anti-dilution rights and expire on November 30, 2003.

Note 7:  Commitments:

In May 1999, GHS entered into a lease for office space in New York, New York. The lease required a $0.3 million security deposit which is returnable at the conclusion of the lease on August 31, 2004. The annual cost of the lease is $0.4 million for the term. Under the lease, the landlord is providing GHS with funds to improve the space. In addition to these funds, GHS estimates that it will spend $0.2 million on such improvements. GHS has granted a security interest in all of the leasehold improvements and building systems to the landlord.

Note 8:  Subsequent Events:

GHS is in the process of implementing new stock option plans for its employees, directors and consultants and obtaining required approvals for increased authorized shares to accommodate such plans and the conversion of outstanding preferred stock. Information Statements relating to these plans will be filed shortly.

GHS, Inc. and Subsidiaries
Pro forma Unaudited Financial Information

The following pro-forma unaudited consolidated statement of operations reflects the acquisition of Concept Development, the USN Spin-off, the license and option agreements with The Learning Annex and the issuance of stock options to an executive officer of GHS. The acquisition of Concept Development is accounted for as a purchase. The costs associated with the execution of The Learning Annex license agreement are being amortized over the term of the agreement.

The pro forma statement of operations gives effect to the transactions as if they had occurred at January 1, 1999.

In the opinion of management of GHS, all adjustments necessary to present fairly such pro-forma unaudited financial statements have been made. The pro-forma unaudited financial statements are not necessarily indicative of what the actual results of operations would have been had the transactions occurred on the dates indicated above, nor do they purport to represent the future results of operations of the Company.

                           GHS, Inc. and subsidiaries
            Pro Forma Unaudited Consolidated Statement of Operations
                     for the six months ended June 30, 1999

                                         -------------------------------------------------------------------------------------------
                                                                           Pro Forma Adjustments
                                                           ------------------------------------------------------
                                          GHS, Inc. and                       The Learning
                                          subsidiaries      Concept                Annex
                                           As reported     Development Inc.     License and           Executive        Pro Forma
                                          June 30, 1999    Acquisition (1)   Purchase Option (2)  compensation (3)   June 30, 1999
                                         -------------------------------------------------------------------------------------------
Expenses:

  General and administrative                     4,701           1,020                195                1,662               7,578

                                         -------------------------------------------------------------------------------------------
  Total operating expenses                       4,701           1,020                195                1,662               7,578
                                         -------------------------------------------------------------------------------------------

Interest income                                     63                                                                          63

                                         -------------------------------------------------------------------------------------------
Loss from continuing operations                 (4,638)         (1,020)              (195)              (1,662)             (7,515)

                                         -------------------------------------------------------------------------------------------
Net loss                                      $ (4,638)       $ (1,020)            $ (195)            $ (1,662)           $ (7,515)
                                         ===========================================================================================

Basic and fully diluted loss per share         $ (0.66)                                                                   $  (1.06)

Weighted average shares outstanding          7,065,561                                                                   7,065,561
                                         ==============                                                            ================

Notes to pro-forma statement of operations

[1] Reflects the amortization of the intangible assets acquired in the CDI Merger as described in Note 3 to the accompanying financial statements and salary expense and employee benefits at an estimate of 20% of salary for the former President of Concept Development who is now employed by GHS, pursuant to an employment agreement.

[2] Reflects the amortization of the intangible assets relating to The Learning Annex license and option agreements as described in Note 3 to the accompanying financial statements.

[3] Reflects the issuance of compensatory stock options to an executive officer of GHS and salary expense and employee benefits at an estimate of 20% of salary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As a result of the following, the discussion and analysis of GHS's financial condition and results of operations for the period ending June 30, 1999 primarily reflect the operations of GHS's Internet initiative for the period commencing on May 27, 1999, the date of the reverse acquisition of CYL by GHS (See Notes 1, 2 and 3 to GHS's Unaudited Consolidated Financial Statements):

      (i) CYL was the acquiror of GHS for accounting purposes in the reverse acquisition;

      (ii) GHS is in the process of effecting the USN Spin-Off, which includes the spin-off of GHS's subsidiary, USN, and its business related assets; USN's operations are treated as discontinued operations of GHS for accounting purposes as of May 20, 1999, the date the Board of Directors of GHS approved the USN Spin-Off; and

      (iii) CYL was formed on April 21, 1999 and had not conducted significant operations prior to the reverse acquisition on May 27, 1999.

In addition to the reverse acquisition of CYL by GHS, resulting in GHS's acquisition of CYL's Internet business focused on personal and professional improvement, GHS completed the following transactions:

      o On May 27, 1999, GHS acquired the right and license to use (subject to certain limitations) the Robbins name in connection with CYL's Internet business, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities and business of RRI, the exclusive license to use RRI trademarks, tradenames, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages, and seminars owned by RRI in CYL's Internet business as well as various URLs, an on-line self-help pilot program and a business plan. See Note 2 to GHS's Unaudited Consolidated Financial Statements.

      o On May 27, 1999, GHS acquired Concept Development, which was formed in September 1996 to provide on-line general-interest continuing education courses. See Note 3 to GHS's Unaudited Consolidated Financial Statements.

      o On May 27, 1999, GHS entered into a license agreement with The Learning Annex, a leading provider of continuing education courses in five cities in the United States and Canada, for the exclusive on-line use of its intellectual property and sale of certain of its merchandise over the Internet and for certain co-marketing and co-promotion activities. See Note 3 to GHS's Unaudited Consolidated Financial Statements.

      o On May 27, 1999, GHS obtained the option to acquire The Learning Annex. See Note 3 to GHS's Unaudited Consolidated Financial Statements.

      o On May 27, 1999, GHS completed a private placement of Series B Preferred Stock resulting in net proceeds of approximately $15.1 million to GHS. See Note

            3 to GHS's Unaudited Consolidated Financial Statements and Item 2 of
            Part II of this Form 10-Q.

Plan of Operation

As described above, GHS has changed its business from that of USN, which provided access to stereotactic radiosurgery centers using the Gamma Knife technology, to an Internet initiative that includes plans for an on-line learning network to focus on personal and professional improvement.

During the next twelve months, GHS anticipates that it will establish an online learning destination featuring an integrated offering of content, services, communities and interactive sales. GHS believes that its on-line content and services will consist mainly of interactive, expert-instructed courses; community tools; expert live audio and video appearances; and other expert-based content and services. GHS will attempt to deliver to consumers the emotional and motivational power of branded personalities, companies and institutions in the personal and professional improvement industry in a unified online experience. Distribution of GHS's products and services will be done primarily over the Internet through a branded web site.

GHS plans to derive revenues from its activities in the form of sponsorships, electronic commerce, advertising and fees for interactive products and services. GHS's web site is currently in the development stage and additional infrastructure and programming is necessary to bring the web site to market. GHS's ability to develop the web site and related functionalities will directly affect the timing of future revenues. GHS plans to launch the first stage of its web site, consisting of newsletters by the end of 1999. GHS anticipates that it will begin to generate revenues through sponsorship and third-party product sales with the launch of the third stage of its web site that is anticipated to include course communities with newsletters, chat events and product sales and is planned to launch by the end of the first quarter of 2000. There can be no assurance that the launch of GHS's web site will proceed as planned. As with any development stage enterprise, unforeseen difficulties may arise.

Results of Operation for the period from April 21, 1999 (inception) through June 30, 1999

No comparison of prior periods is presented below as CYL was formed on April 21, 1999 and did not conduct operations prior to May 27, 1999.

Revenues

GHS did not generate revenues during the period from inception through June 30, 1999. GHS believes that it will begin to generate revenues through sponsorship and third-party product sales with the launch of the third stage of its web site, anticipated by the end of the first quarter of 2000. GHS anticipates that the third stage of its website will include course communities with newsletters, chat events and product sales.

Interest

GHS earned interest of approximately $0.063 million on cash balances acquired in the CYL acquisition and raised in the May 27, 1999 private placement.

Expenses

General and administrative expenses for the period from inception to June 30, 1999 totaled $4.7 million, of which $4.2 million relates to non-cash items including $4.0 million of compensation expense for the compensatory stock options granted to an executive officer of GHS and $0.2 million relating to the amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 3 to GHS's Unaudited Consolidated Financial Statements). The remaining $0.5 million of expenses consist primarily of legal expense relating to the CYL transactions and general corporate matters, expenses relating to web site design and expenses related to prospective content acquisitions. GHS believes that the cost relating to compensatory stock options will decline in future periods but that the amortization of intangibles may increase depending on the amount and nature of future content acquisitions. GHS believes that the general and administrative expenses will significantly increase as GHS continues to acquire staff and equipment.

Net loss

GHS incurred a net loss of approximately $4.7 million from the period from inception through June 30, 1999. The net loss is primarily a result of the operating expenses offset by interest income on cash obtained in the reverse acquisition of CYL and through the May 1999 private placement.

Liquidity and Capital Resources

GHS had $15.2 million in cash and cash equivalents at June 30, 1999.

For the period from inception through June 30, 1999, cash used in operating activities was $0.5 million, of which legal expenses totaled $0.2 million and web site development and content acquisition expenses totaled $0.3 million.

For the period from inception through June 30, 1999, cash used in investing activities was $2.4 million including $2.1 million of cash paid (and related legal fees) in the Concept Development acquisition (see Note 3 to GHS's Unaudited Consolidated Financial Statements) and $0.3 million paid as a security deposit on the New York, New York office lease (see Note 7 to GHS's Unaudited Consolidated Financial Statements).

Cash provided by financing activities was approximately $18.1 million, consisting of net proceeds of approximately $15.1 million from the private placement of Series B Preferred Stock and $3.0 million cash acquired in the acquisition of CYL.

GHS believes that it will continue to incur operating losses through at least 2001. GHS expects that cash and cash equivalents at June 30, 1999 will adequately fund initial significant technology hardware and software expenditures necessary to develop its business and allow GHS to meet its operating needs for at least the next eight months. GHS also expects to significantly increase the number of employees devoted to its Internet business from six at June 30, 1999 to approximately 140 at March 31, 2000 and believes existing cash will fund related increased costs for that period of time. To the extent that such increased costs exceed existing resources and the acquisition or development of content and/or marketing requires significant cash consideration, GHS anticipates the need to obtain additional financing. There can be no assurance that GHS will be able to secure additional financing or that such financing, if any, will be available on favorable terms.

In addition to the employment agreement discussed above, GHS's current material commitments consist of annual rent for its office space in New York, New York of $361,000 and annual premiums under various insurance policies totaling approximately $400,000.

Year 2000 Compliance

Many existing computer programs use only two digits to identify a year, such as "99" for "1999." These programs were designed and developed without addressing the impact of the arrival of a new century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. GHS is at risk if the information technology systems or non-IT systems on which it is dependent to conduct its operations do not address this problem, i.e., are not "year 2000 compliant." GHS's potential areas of exposure include products purchased from third parties and computers, software, telephone systems, and other equipment used internally.

As GHS has only begun operations in May 1999, it is requiring all vendors supplying computer hardware and software to provide statements of their products compliance with the year 2000 issue. GHS has not acquired any software or equipment that has not been represented to be year 2000 compliant. GHS is also dependent on the year 2000 compliance of third parties. Examples include credit card processing, server hosting and delivery of goods by the United States Postal Service or other third party carriers. While GHS has not yet determined the system to be used to process its Internet commerce transactions, it will ensure that it is year 2000 compliant. GHS does not expect to begin processing Internet commerce before the end of the first quarter of 2000. GHS has obtained a year 2000 compliance representation from the third party processing our internal payroll and from the provider of our financial software. GHS does not, however, have any information regarding the infrastructure systems available at its New York offices and their year 2000 readiness. GHS has requested such information from its landlord.

If production and operational facilities that support GHS's systems are not year 2000 compliant, some or all of our web sites may become unavailable. For instance, GHS depends on the integrity and stability of the Internet to provide its services. GHS also depends on the year 2000 compliance of the computer systems and financial services used by customers. Thus, the infrastructure necessary to support GHS's operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which individually has the ability to control or manage the potential year 2000 issues that may impact the entire infrastructure. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for GHS's services and would have a material adverse effect on GHS.

If GHS's web hosting facilities are not year 2000 compliant, its web sites would be unavailable and GHS would not be able to deliver services to its users. If GHS's present efforts to address the year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which it conducts business do not successfully address such issues, our business, operating results and financial position could be materially and adversely affected.

Although GHS is currently assessing potential contingency plans, it has developed no contingency plans to address the worst case scenario that might occur if year 2000 issues make the Internet or GHS's web sites unavailable. In such case, our dependence on the widespread and unrelated entities, which maintain the Internet's infrastructure, makes it impossible to develop or implement an adequate contingency plan and, accordingly GHS does not plan to develop one. GHS has discussed year 2000 readiness with its current content providers and has obtained representations that their internal systems are year 2000 compliant and that year 2000 issues relating to their internal systems are not anticipated. There remains the risk that factors outside of their internal systems may cause significant business interruption and would therefore have a material adverse effect on GHS.

Forward Looking Statements

THIS QUARTERLY REPORT, INCLUDING THE DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GHS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. GHS'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THOSE FACTORS DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER FILINGS MADE BY GHS WITH THE COMMISSION.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

In 1993, pursuant to an agreement (the "USN Agreement") between GHS and A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown"), GHS, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN Agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to GHS's Board of Directors and executed an employment agreement with USN. Mr. Brown is no longer a member of GHS's Board of Directors. Under the terms of the USN Agreement, GHS possessed the right to repurchase for cash or Common

Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement at a value to be calculated by GHS in accordance with the terms of the USN Agreement. GHS exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

In June 1997, GHS instituted an action (the "Declaratory Action") in the United States District Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in USN for $38,781.40 was fair and equitable. In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against GHS, USN, Alan Gold and Allen & Company Incorporated, a significant stockholder of GHS, citing various claims including causes of action for breach of contract and fraud. USN filed a counterclaim against Brown and Kirshenbaum alleging various torts claims arising out of the business relationship. In addition to the above described federal court action, Brown filed a state court action in the District Court in and for Montgomery County, Maryland against USN and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claimed to be an improper termination from USN.

On May 25, 1999, the parties to the above-described actions settled all of above-described legal proceedings pursuant to an Agreement and Plan of Settlement dated March 22, 1999 between Brown, Kirshenbaum, GHS, USN, Alan Gold and Allen & Company. As part of the closing of such settlement, GHS issued in the aggregate 68,668 additional shares of GHS Common Stock to Brown and Kirshenbaum and delivered $200,000 in cash to them. In addition, USN delivered to Brown and Kirshenbaum promissory notes (the "Settlement Notes") in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. USN will be solely responsible for the payment of the Settlement Notes. The Settlement Notes are secured by a second-priority security interest in USN's receivables from its Kansas City and New York Gamma Knife centers. On June 9, 1999, the Declaratory Action was dismissed with prejudice by the parties, and said dismissal was approved by the District Court judge.

Item 2. Changes in Securities.

Series A Convertible Preferred Stock

On May 27, 1999, GHS issued an aggregate of 99,059.338 shares of newly-designated Series A Preferred Stock in connection with the reverse acquisition of CYL by GHS. The shares of Series A Preferred Stock were issued to the holders of membership interests in CYL (Robbins, RRI and Development Holdings) in exchange for all the membership interests in CYL. The issuance of Series A Preferred Stock was made in a transaction not involving a public offering pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933 (the "Securities Act").

As a result of the reverse acquisition of CYL by GHS, the former members of CYL obtained voting control of

GHS. The shares of Series A Preferred Stock issued in the reverse acquisition of CYL by GHS are convertible into an aggregate of 30,708,395 shares of Common Stock and vote on an as converted basis with the Common Stock. The Series A Preferred Stock will automatically convert on the later of (i) the next business day following the date of filing of a certificate of an amendment to GHS's Restated Certificate of Incorporation that increases the number of authorized shares of Common Stock to a number sufficient to permit the conversion of all of the then outstanding shares of Series A Preferred Stock into shares of Common Stock or (ii) the next business day following the record date for the USN Spin-Off. GHS is in the process of spinning-off its USN subsidiary to the holders of the Common Stock, and is taking such actions as are required to increase the authorized shares of Common Stock.

As part of the reverse acquisition of CYL by GHS, the Board amended and restated the By-Laws of GHS (the "Restated By-Laws"). The Restated By-Laws provide that the Board shall consist of eight members and the initial members of the Board following GHS's acquisition of CYL shall be elected within 45 days of the CYL closing date, provided that the three-person Board existing prior to the closing date shall continue to exist until such time as all actions are taken which are required by applicable law to effect such provisions. With respect to such initial directors and at each subsequent election of directors and for so long as Robbins or any of his affiliates shall hold in the aggregate at least 10% of the outstanding shares of Common Stock or Common Stock equivalents, (i) Robbins or such affiliates shall have the right to nominate three persons as directors of GHS (the "Robbins Directors"), and (ii) a Nominating Committee consisting of the directors (other than the Robbins Directors and the Chief Executive Officer of GHS) and their respective successors shall have the right to nominate four persons as directors of GHS and (iii) the eighth director shall be the Chief Executive Officer of GHS. If any director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board, the replacement of such director on the Board will be nominated in accordance with the above-described procedures. In addition, the Restated By-Laws provide that during the term of the Content Provider Agreement referred to above, Robbins will have the right to approve of the selection of the Chief Executive Officer of GHS by the Board, provided that said right will expire if the entire interest in GHS (or successor thereto) obtained by Robbins and RRI in connection with the Exchange Agreement is transferred to any other party on an involuntary basis, e.g., through bankruptcy proceedings or pursuant to a court order. Pursuant to a Stockholders Agreement, dated May 27, 1999, Robbins, RRI and Development Holdings have agreed to vote their shares in favor of the nominees for director appointed pursuant to the provisions of the Restated By-Laws. GHS plans to deliver an Information Statement to GHS stockholders in connection with the appointment of new nominees for director contemplated by the Restated By-Laws.

Series B Convertible Preferred Stock

On May 27, 1999, GHS issued 178,582 shares of newly-designated Series B Preferred Stock in a private placement for a purchase price of $90 per share. In the private placement, GHS raised approximately $16.1 million in gross proceeds, paid approximately $1.0 million in commissions to Allen & Company Incorporated, the placement agent in the private placement, and received net proceeds of approximately $15.1 million. GHS has used, and plans to continue using, the proceeds from the private placement to finance ongoing operations of GHS and for general corporate purposes. The private placement was made to "accredited investors" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act) and was conducted pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

Each share of Series B Preferred Stock is automatically convertible into 10 shares of Common Stock on the day following the record date for the USN Spin-Off. GHS has agreed to file a registration statement under the Securities Act as promptly as practicable following the closing of the private placement covering the shares of Common Stock underlying the Series B Preferred Stock.

Series C Convertible Preferred Stock

On May 27, 1999, GHS paid $2,000,000 in cash and issued an aggregate of 50,000 shares of a newly-designated Series C Preferred Stock in connection with the acquisition of Concept Development. The shares of Series C Preferred Stock were issued to Debbie Dworkin, the sole stockholder of Concept Development, in exchange for all the outstanding capital stock of Concept Development. Pursuant to the Repurchase Agreement, GHS has the right to repurchase the 50,000 shares of Series C Preferred Stock under certain circumstances (see Note 3 to GHS's Unaudited Consolidated Financial Statements). Concept Development was formed in September 1996 to provide on-line general-interest continuing education courses. The Series C Preferred Stock was issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

The shares of Series C Preferred Stock issued to Dworkin are convertible into an aggregate of 500,000 shares of the Common Stock and vote on an as converted basis with the Common Stock. Each share of Series C Preferred Stock is automatically convertible into 10 shares of Common Stock on the day following the record date for the USN Spin-Off.

Other Issuance

On May 27, 1999, GHS entered into a license agreement with The Learning Annex for the exclusive on-line use of its intellectual property, and the sale of certain of its merchandise and for certain co-marketing and co-promotion activities. As partial consideration for the license, GHS issued certain equity securities of GHS. Such securities were issued in a transaction not involving a public offering pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

Effect of Preferred Stock Issuances

As of June 30, 1999, on an as converted basis, Robbins and his affiliates owned approximately 57.1% of the voting power of GHS, Development Holdings owned approximately 19.0% and the pre-transaction common stockholders of GHS owned approximately 18.1%.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)   Exhibits         Description
        --------         -----------
         2(a) Contribution and Exchange Agreement dated as of May 20, 1999 among GHS, Change Your Life.com, LLC, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

         2(b) Agreement and Plan of Reorganization dated as of May 27, 1999 among GHS, Concept Acquisition Corporation, Concept Development, Inc., William Zanker and Debbie Dworkin (1) (2)

         2(c) Agreement of Merger dated as of May 27, 1999 between Concept Acquisition Corporation and Concept Development, Inc. (1) (2)

         3(i)(a)  Restated Certificate of Incorporation (3)

         3(i)(b) Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (4)

         3(i)(c) Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (5)

         3(i)(d)  Certificate of Designations for Series A Preferred Stock (1)

         3(i)(e)  Certificate of Designations for Series B Preferred Stock (1)

         3(i)(f)  Certificate of Designations for Series C Preferred Stock (1)

         3(ii)    Amended and Restated By-Laws (1)

         10(a) Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (1) (2)

         10(b) Escrow Agreement dated as of May 27, 1999 among GHS, Debbie Dworkin and State Street Bank and Trust Company (1) (2)

         10(c) Repurchase Agreement dated as of May 27, 1999 between GHS and Debbie Dworkin (1) (2)

         10(d) Employment Agreement dated as of May 27, 1999 between GHS and Wiliam Zanker (1)

         10(e) Exclusive License and Marketing Agreement dated as of May 27, 1999 among GHS, Seligman Greer Communication Resources, Inc.

                  ("Seligman"), SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (1) (2)

         10(f) Option Agreement dated as of May 27, 1999 among GHS, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than GHS listed therein (1) (2)

         10(g) Registration Rights Agreement dated as of May 27, 1999 among GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

         10(h) Stockholders Agreement dated as of May 27, 1999 among GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

         10(i) Lease for 65 Broadway, 7th Floor, New York, New York dated May 21, 1999 between GHS and CFG/AGSB Chelsea Ninth, L.L.C.

         27       Financial Data Schedule

         99(a)    Press Release issued May 28, 1999 (1)

         -----------------------------------------------------------------------

         (1) Incorporated by reference from the identically numbered exhibit to GHS's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.

         (2) Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

         (3) Incorporated by reference from Exhibit 3.1 to GHS's Registration Statement No. 33-4532-W on Form S-18.

         (4) Incorporated by reference from Exhibit 3(b) to the GHS's 1987 Annual Report on Form 10-K.

         (5) Incorporated by reference to Exhibit 3(c) to the GHS's 1988 Annual Report on Form 10-K.

  (b)   Reports on Form 8-K

On April 27, 1999, GHS filed a report on Form 8-K dated April 26, 1999 covering
Item 5 (Other Events) with respect to GHS's announcement of an Internet initiative.

On June 11, 1999, GHS filed a report on Form 8-K dated May 27, 1999 covering Items 1 (Changes in Control of the Registrant); 2 (Acquisition or Disposition of Assets); 5 (Other Events); and 7 (Financial Statements and Exhibits).

As of June 11, 1999 GHS filed a report on Form 8-K/A dated May 27, 1999 amending the Form 8-K filed on June 11, 1999 to add additional exhibits under Item 7.

On August 10, 1999 GHS filed a report on Form 8-K/A dated May 27, 1999 amending the Form 8-K filed on June 11, 1999 to include pro forma unaudited consolidated financial statements of GHS giving effect to the reverse acquisition of CYL by GHS, the acquisition of CDI by GHS and the related private placement of preferred stock and license and option agreements with The Learning Annex.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GHS, INC.


Date:  August 16, 1999                By: /s/ Beth Polish
                                          --------------------------------------
                                          Beth Polish
                                          President, Chief Operating Officer
                                          and Acting Principal Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.  Description
   -----------  -----------

       2(a) Contribution and Exchange Agreement dated as of May 20, 1999 among GHS, Change Your Life.com, LLC, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

       2(b) Agreement and Plan of Reorganization dated as of May 27, 1999 among GHS, Concept Acquisition Corporation, Concept Development, Inc., William Zanker and Debbie Dworkin (1) (2)

       2(c) Agreement of Merger dated as of May 27, 1999 between Concept Acquisition Corporation and Concept Development, Inc. (1) (2)

       3(i)(a)  Restated Certificate of Incorporation (3)

       3(i)(b) Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (4)

       3(i)(c) Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (5)

       3(i)(d)  Certificate of Designations for Series A Preferred Stock (1)

       3(i)(e)  Certificate of Designations for Series B Preferred Stock (1)

       3(i)(f)  Certificate of Designations for Series C Preferred Stock (1)

       3(ii)    Amended and Restated By-Laws (1)

       10(a) Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (1) (2)

       10(b) Escrow Agreement dated as of May 27, 1999 among GHS, Debbie Dworkin and State Street Bank and Trust Company (1) (2)

       10(c) Repurchase Agreement dated as of May 27, 1999 between GHS and Debbie Dworkin (1) (2)

       10(d) Employment Agreement dated as of May 27, 1999 between GHS and Wiliam Zanker (1)

       10(e) Exclusive License and Marketing Agreement dated as of May 27, 1999 among GHS, Seligman Greer Communication Resources, Inc. ("Seligman"), SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (1) (2)

       10(f)    Option Agreement dated as of May 27, 1999 among GHS, Seligman

                Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than GHS listed therein (1) (2)

       10(g) Registration Rights Agreement dated as of May 27, 1999 among GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

       10(h) Stockholders Agreement dated as of May 27, 1999 among GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

       10(i) Lease for 65 Broadway, 7th Floor, New York, New York dated May 21, 1999 between GHS and CFG/AGSB Chelsea Ninth, L.L.C.

       27       Financial Data Schedule

       99(a)    Press Release issued May 28, 1999 (1)

       -----------------------------------------------------------------------

       (1) Incorporated by reference from the identically numbered exhibit to GHS's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.

       (2) Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

       (3)   Incorporated by reference from Exhibit 3.1 to GHS's
             Registration Statement No. 33-4532-W on Form S-18.

       (4) Incorporated by reference from Exhibit 3(b) to the GHS's 1987 Annual Report on Form 10-K.

       (5) Incorporated by reference to Exhibit 3(c) to the GHS's 1988 Annual Report on Form 10-K.