Form 10-Q
period 1999-09-30
GHS INC
filed 1999-11-15
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15586

                                    GHS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                     52-1373960
---------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


     425 WEST 15TH STREET, 3RD FLOOR, NEW YORK, NEW YORK          10011
---------------------------------------------------------      -------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                   (212) 313-9400
--------------------------------------------------------------------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

                    65 BROADWAY, 7TH FLOOR, NEW YORK, NEW YORK  10006
--------------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMAL FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

         INDICATE BY CHECK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO___

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF NOVEMBER 12, 1999 WAS AS FOLLOWS: 40,368,351 SHARES OF COMMON STOCK

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           GHS, INC. AND SUBSIDIARIES
                          (a development stage company)
                            CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)

                                                                        Sept. 30,
                                                                          1999
                                                                        ---------
ASSETS

Current Assets

        Cash and cash equivalents                                        $ 13,426
        Prepaid expenses                                                      158
        Cash held in escrow                                                   100
                                                                         --------
                Total current assets                                       13,684

Non-current assets

        Property and equipment (net of accumulated depreciation of $9)        606
        Intangible Assets (net of accumulated amortization of $792)         6,338
        Security Deposit                                                      349
                                                                         --------
                Total assets                                               20,977
                                                                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

        Accounts payable and accrued expenses                                 777
        Obligations under capital lease, current portion                       50
        Other current liabilities                                               6
                                                                         --------
                Total current liabilities                                     833

Long term liabilities

        Obligations under capital lease, net of current portion                43

Stockholders' equity

Convertible Preferred Stock Series A - $.01 par value - 100,000 shares authorized; 99,059 shares issued and outstanding; Liquidation
        preference $99,059                                                      1

Common Stock $.01 par value - 25,000,000 shares authorized;
        9,659,955 shares issued and outstanding                                96

Additional-paid-in-capital                                                 33,104
Deferred compensation                                                      (5,229)
Deficit accumulated during the development stage                           (7,871)
                                                                         --------
                Total stockholders' equity                                 20,101
                                                                         --------
Total liabilities and stockholders' equity                                 20,977
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

                                                                                 For the period from
                                                           Three months            April 21, 1999
                                                              ended           (date of inception) to
                                                        September 30, 1999       September 30, 1999
                                                        ------------------       ------------------
Expenses:

        Non-cash compensation expense                      $       907              $     4,889
        Amortization of intangible assets                          594                      792
        General and administrative                               1,887                    2,408
                                                           -----------              -----------
             Total operating expenses                            3,388                    8,089

Other Income

        Interest                                                   155                      218


                                                           -----------              -----------
Net Loss                                                   $    (3,233)             $    (7,871)
                                                           ===========              ===========

Net Loss per share - basic and diluted                     $     (0.41)             $     (1.03)

Weighted average number of common shares outstanding         7,877,032                 7,634,907


The accompanying notes to financial statements are an integral part thereof

                         GHS, INC. AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        APRIL 21, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1999
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)

                                                                                CONVERTIBLE PREFERRED    CONVERTIBLE PREFERRED
                                                            COMMON STOCK           STOCK SERIES A           STOCK SERIES B
                                                           PAR VALUE $.01          PAR VALUE $.01           PAR VALUE $.01
                                                           ----------------    ----------------------    ---------------------
                                                           SHARES    AMOUNT       SHARES    AMOUNT       SHARES         AMOUNT
                                                           ------    ------       ------    ------       ------         ------
Issuance of shares pursuant to merger of GHS, Inc. and
  Change Your Life.com, LLC (CYL) (Note 1 and Note 2)     7,047,828    $ 70           --        --           --             --
Issuance of shares to members of CYL pursuant to
  merger (Note 2)                                                --      --       99,059       $ 1           --             --
Issuance of shares in private placement, net of expenses         --      --           --        --      178,582            $ 2
Issuance of shares to acquire Concept Development Inc.
 (Note 3)                                                        --      --           --        --           --             --
Issuance of shares pursuant to an exclusive content              --      --           --        --           --             --
  agreement (Note 3)
Exercise of stock options                                   268,857       3           --        --           --             --
Issuances of common stock options (Note 5)                       --      --           --        --           --             --
Deferred compensation expense                                    --      --           --        --           --             --
Conversion of Convertible Preferred Stock Series B        1,785,820      18           --        --     (178,582)            (2)
Conversion of Convertible Preferred Stock Series C
 (Note 3)                                                   557,450       5           --        --           --             --
Distribution of discontinued operations                          --      --           --        --           --             --
Net loss for the period from April 21,1999 (date of
  inception) to September 30, 1999                               --      --           --        --           --             --
                                                       ---------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                             9,659,955      96       99,059         1           --             --
                                                       ===========================================================================

                                                          CONVERTIBLE PREFERRED            DISTRIBUTION OF
                                                             STOCK SERIES C                  DISCONTINUED
                                                            PAR VALUE $.01       ADDITIONAL   OPERATION
                                                          ---------------------   PAID-IN     TO COMMON
                                                          SHARES         AMOUNT   CAPITAL    STOCKHOLDERS
                                                          ------         ------   -------    ------------
Issuance of shares pursuant to merger of GHS, Inc. and
Change Your Life.com, LLC (CYL) (Note 1 and Note 2)           --             --    $ 4,169    $ (1,239)
Issuance of shares to members of CYL pursuant to
  merger (Note 2)                                             --             --         (1)         --
Issuance of shares in private placement, net of expenses      --             --     15,064          --
Issuance of shares to acquire Concept Development Inc.    50,000            $ 1      4,499          --
  (Note 3)
Issuance of shares pursuant to an exclusive content
  agreement (Note 3)                                       5,745             --        517          --
Exercise of stock options                                     --             --         (3)         --
Issuances of common stock options (Note 5)                    --             --     10,118          --
Deferred compensation expense                                 --             --         --          --
Conversion of Convertible Preferred Stock Series B            --             --        (16)         --
Conversion of Convertible Preferred Stock Series C
  (Note 3)                                               (55,745)            (1)        (4)         --
Distribution of discontinued operations                       --             --     (1,239)      1,239
Net loss for the period from April 21,1999 (date of
  inception) to September 30, 1999                            --             --         --          --
                                                        ---------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                                 --             --     33,104          --
                                                        ===================================================

                                                               DEFERRED    ACCUMULATED
                                                             COMPENSATION    DEFICIT       TOTAL
                                                             ------------    -------       -----
Issuance of shares pursuant to merger of GHS, Inc. and
Change Your Life.com, LLC (CYL) (Note 1 and Note 2)                  --           --       $  3,000
Issuance of shares to members of CYL pursuant to
  merger (Note 2)                                                    --           --             --
Issuance of shares in private placement, net of expenses             --           --         15,066
Issuance of shares to acquire Concept Development Inc.
  (Note 3)                                                           --           --          4,500
Issuance of shares pursuant to an exclusive content
  agreement (Note 3)                                                 --           --            517
Exercise of stock options                                            --           --             --
Issuances of common stock options (Note 5)                    $ (10,118)          --             --
Deferred compensation expense                                     4,889           --          4,889
Conversion of Convertible Preferred Stock Series B                   --           --             --
Conversion of Convertible Preferred Stock Series C
  (Note 3)                                                           --           --             --
Distribution of discontinued operations                              --           --             --
Net loss for the period from April 21,1999 (date of
  inception) to September 30, 1999                                   --     $ (7,871)        (7,871)
                                                             ---------------------------------------
BALANCE AT SEPTEMBER 30, 1999                                    (5,229)      (7,871)      $ 20,101
                                                             =======================================

   THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART THEREOF

                              GHS, INC. AND SUBSIDIARIES
                            (a development stage company)
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (Unaudited)

                                                                                         For the period from
                                                                                            April 21, 1999
                                                                                        (date of inception) to
                                                                                          September 30, 1999
                                                                                          ------------------
Cash flows from operating activities:
        Loss from continuing operations                                                        (7,871)
        Adjustments to reconcile net loss to net cash used in
        operating activities
              Non-cash compensation expense                                                     4,889
              Depreciation and amortization                                                       801
              Changes in:
                     Prepaid expenses                                                            (158)
                     Cash held in escrow                                                         (100)
                     Accounts payable and accrued expenses                                        783
                                                                                             --------
              Net cash used in continuing operations                                           (1,656)
                                                                                             --------

Cash flows from investing activities:

              Acquisition of property and equipment                                              (515)
              Acquisition of Concept Development Inc.                                          (2,113)
              Payment of security deposit                                                        (349)
                                                                                             --------
              Net cash used in investing activities                                            (2,977)
                                                                                             --------

Cash flows from financing activities:

              Net proceeds from private placement of Series B Convertible Preferred Stock      15,066
              Cash acquired pursuant to merger of GHS, Inc. and Change Your Life.com            3,000
              Payments under capital lease obligations                                             (7)
                                                                                             --------
              Net cash provided by financing activities                                        18,059
                                                                                             --------

Net increase in cash and cash equivalents and balance at end of period                       $ 13,426
                                                                                             ========

Supplemental information of non-cash investing and financing activities:

              Common Stock dividend to effect USN Spin-Off (Note 2)                          $  1,239
              Computer equipment acquired under capital lease                                $    100
              Acquisition of Concept Development, Inc. by issuance of Series C Convertible
                     Preferred Stock (Note 3)                                                $  4,500
              Stock issued for license acquired under exclusive content agreement (Note 3)   $    517


The accompanying notes to financial statements are an integral part thereof

Notes to Unaudited Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying consolidated financial statements present the historical financial results of Change Your Life.com, LLC ("CYL"), which was formed on April 21, 1999, and include the assets acquired in GHS, Inc.'s ("GHS" or "the Company") acquisition of CYL on May 27, 1999. The acquisition of CYL was accounted for as a reverse acquisition, as described in Note 2.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is a development stage enterprise since as of September 30, 1999 it has not generated any revenue from its principal operations.

Note 2:      GHS, Inc. Reverse Acquisition of Change Your Life.com, LLC

On April 25, 1999, GHS announced an Internet initiative that included plans for a network to focus on personal and professional improvement. On May 27, 1999, GHS issued 99,059.338 shares of a newly-designated Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), to the members of CYL in exchange for 100% of the membership interests in CYL pursuant to a Contribution and Exchange Agreement (the "Exchange Agreement") dated as of May 20, 1999. The Series A Preferred Stock automatically converted into an aggregate of 30,708,396 shares of common stock of GHS, par value $0.01 per share (the "Common Stock"), on November 4, 1999 (the next business day following the date of filing a certificate of an amendment to GHS's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to a number sufficient to permit such conversion- See Note 8). Prior to conversion, the holders of the Series A Preferred Stock voted on an as converted basis with the holders of the Common Stock. As a result of the issuance of the Series A Preferred Stock pursuant to the Exchange Agreement, the members of CYL obtained voting control of GHS; accordingly, for accounting purposes, the transaction was treated as a reverse acquisition with CYL as the acquirer. In addition, as the only assets of GHS at the time of the transaction were cash and the net assets of the discontinued operations of U.S. NeuroSurgical, Inc. ("USN"), a subsidiary of GHS at time, the transaction was accounted for as a recapitalization of CYL with the issuance of Common Stock and options and warrants to purchase Common Stock to the pre-transaction holders of Common Stock in exchange for cash. Accordingly, the accompanying consolidated financial statements are the historical financial statements of CYL and include the operations of GHS from May 27, 1999.

CYL was formed on April 21, 1999 with membership interests held by Anthony J. Robbins ("Robbins"), Robbins Research International Inc. ("RRI") and CYL Development Holdings, LLC

("Development Holdings"). In exchange for their membership interests, the members contributed the right and license to use (subject to certain limitations) the Robbins name in connection with CYL's Internet business as set forth in a Content Provider Agreement and License dated as of April 23, 1999, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities and business of RRI, the exclusive license to use RRI trademarks, tradenames, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages and seminars owned by RRI in CYL's Internet business. Also contributed were various URLs, an online self-help pilot program and a business plan. The contributed intangible assets were not ascribed a value by CYL since there was no book value for these assets in the contributing companies books and records. CYL did not conduct operations prior to the acquisition on May 27, 1999. The terms of the Content Provider Agreement and License provide that CYL will share varying percentages of revenues with Robbins and RRI from the online sale of Robbins', RRI's or CYL's products. There are also additional amounts due for CYL's off-line sales of Robbins or RRI products.

On September 16, 1999, GHS completed the spin-off of its wholly owned subsidiary USN pursuant to an Agreement and Plan of Distribution ("Distribution Agreement") and an Assignment and Assumption Agreement (the "Assignment Agreeement") between GHS and USN. Under the Assignment Agreement, the majority of the assets and liabilities of GHS and its subsidiaries on May 27, 1999 were assigned and transferred to USN. Pursuant to the Distribution Agreement, GHS distributed to holders of record of the Common Stock of GHS on September 8, 1999 one share of USN common stock for each share of Common Stock of GHS owned (the "Spin-Off"). Effective at the time of the Spin-Off, USN became a separate company no longer owned or controlled by GHS in any way. The results of USN were accounted for as discontinued operations from May 20, 1999, the date the Board of Directors of GHS (the "Board") formally approved the discontinuance of USN through a distribution to its shareholders. The results of operations of USN during the phase out period (May 20, 1999 through September 16, 1999) was a net loss of $36,000.

Note 3:      Other Transactions

On May 27, 1999, GHS acquired all of the outstanding capital stock of Concept Development Inc. ("Concept Development") pursuant to an Agreement and Plan of Reorganization dated as of May 27, 1999 among GHS, Concept Development, Concept Acquisition Corporation, a wholly-owned subsidiary of GHS, William Zanker ("Zanker") and Debbie Dworkin ("Dworkin") (the "Concept Development Acquisition"). Concept Development was formed in September 1996 to provide online general-interest continuing education courses. Concept Development did not conduct operations prior to its acquisition and as of May 27, 1999 had assets of $1,000. GHS paid $2.0 million in cash and issued an aggregate of 50,000 shares of a newly-designated Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), to Dworkin, the sole stockholder of Concept Development (the "Dworkin Shares"), in exchange for all of the outstanding capital stock of Concept Development. Concurrently, GHS entered into a three year employment agreement with Zanker (Dworkin's husband.) The shares of Series C Preferred Stock issued in the Concept Development Acquisition were automatically converted into an aggregate of 500,000 shares of Common Stock on September 9, 1999 (the next business day following the record date for the Spin-Off). The fair value of the Dworkin Shares, at $90 per preferred share, aggregating $4,500,000, was based on the price paid for similar preferred shares issued in a contemporaneous private placement (described below).

On May 27, 1999, in connection with the Concept Development Acquisition, GHS entered into a Repurchase Agreement with Dworkin, the sole stockholder of Concept Development prior to the Concept Development Acquisition (the "Repurchase Agreement"). Pursuant to the Repurchase Agreement, GHS has the right to repurchase the Dworkin Shares (the "Repurchase Option") issued to Dworkin in connection with the Concept Development Acquisition if Zanker ceases to be employed by GHS, unless due to a termination without cause (as defined in the employment agreement dated May 27, 1999 between GHS and Zanker) or in connection with a change in control of GHS after the change in control described above. The number of Dworkin Shares subject to the Repurchase Option will be reduced, in equal quarterly increments commencing on August 31, 1999 and ending in the quarter ending May 31, 2002, ultimately to zero.

The acquisition of Concept Development is accounted for as a purchase with the purchase price allocated to the intangible assets underlying the three-year Zanker employment agreement including certain non-compete restrictions and to the license agreement entered into with The Learning Annex (described below.) The resulting intangible assets are being amortized over three years.

On May 27, 1999, GHS entered into the Exclusive Marketing and License Agreement (the "Marketing and License Agreement") with The Learning Annex (defined below) pursuant to which The Learning Annex granted to GHS, the exclusive right to use The Learning Annex's intellectual property online and to sell certain of The Learning Annex's merchandise online. The Marketing and License Agreement also provides for certain co-marketing and co-promotion activities. In exchange, GHS issued to The Learning Annex certain equity securities and is required to pay to The Learning Annex an annual license fee. The fair value of the stock issued was recorded as an intangible asset and is being amortized over the initial term of the license. "The Learning Annex" consists of Seligman Greer Communication Resources, Inc., a California corporation (d/b/a The Learning Annex of San Francisco), SGS Communication Resources, Inc., a California corporation (d/b/a The Learning Annex of Los Angeles), Seligman Greer Sandberg Enterprises, Inc., a California corporation (d/b/a The Learning Annex of San Diego), SGC Communication Resources LLC, a Delaware limited liability company (d/b/a The Learning Annex of New York), and Learning Annex Interactive LLC, a Delaware limited liability company.

GHS also obtained an option to acquire The Learning Annex (the "Option"), pursuant to the Option Agreement with The Learning Annex dated as of May 27, 1999 (the "Option Agreement"). The Option is exercisable, on the terms and subject to the conditions in the Option Agreement, at any time through May 27, 2004 at an exercise price based on a pre-negotiated price structure. GHS paid $75,000 on May 27, 1999 for the first year of the Option and is required to pay $125,000, $200,000, $500,000 and $750,000, respectively, to maintain the Option in each of the subsequent four years. The annual fee is charged to expense as incurred.

On May 27, 1999, GHS completed a private placement of 178,582 shares (the "Shares") of a newly designated Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), at a purchase price of $90 per share. The private placement resulted in net proceeds of approximately $15.1 million, which GHS raised to finance ongoing operations and for general corporate purposes. The shares of Series B Preferred Stock were automatically converted into an aggregate of 1,785,820 shares of Common Stock on September 9, 1999 (the next business day following the record date for the Spin-Off). The Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933. GHS has agreed to file a registration statement under the Securities Act of 1933 to register the resale of the shares of Common Stock issued upon the conversion of the Series B Preferred Stock.

Note 4:    Summary of Significant Accounting Policies

Start-up Costs:

All costs and expenses associated with the start-up of the Internet initiative have been expensed as incurred.

Depreciation and Amortization:

GHS has acquired computers and other equipment through leases which are accounted for as capital leases. The cost of the equipment is being depreciated over the lease period, which is two years. GHS will be acquiring additional computer equipment and will assign a useful life of the shorter of the lease term or three years. GHS has also acquired furniture and other equipment not under leases which is being depreciated over its estimated useful life of three years. In connection with the Company's relocation to new corporate offices, GHS has spent $121,000 in leasehold improvements which are being amortized over the remaining term of the lease which expires August 31, 2004.

Loss Per Share:

Basic loss per share excludes dilution and is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and dilutive loss per share were the same for the period April 21, 1999 (inception) through September 30, 1999 (and for the quarter ending September 30, 1999) since the effect of all potential dilutive common share equivalents was anti-dilutive. As of September 30, 1999, there were outstanding preferred shares convertible into 30,708,396 shares of Common Stock and options and warrants exercisable into 1,675,000 shares of Common Stock.

Stock Options:

Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), companies can either expense the estimated fair value of employee stock options or follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. GHS has elected to apply APB 25 in accounting for its employee stock options.

Income Taxes:

Deferred tax assets have not been provided for the value of the net operating loss for the period from April 21, 1999 (inception) through September 30, 1999 as their future utilization is uncertain.

Note 5:  Stock Options

Effective on the date of the reverse acquisition, the Board granted to an executive officer of GHS 300,000 options at an exercise price of $4.50 per share. Such options vested immediately and expire in May 2009. In addition, the Board granted to the executive officer 1,000,000 additional options which will vest in increments over four years from the date of grant and have exercise prices of $9.00 per share for 225,000 options which vest at the end of year one, $9.00 per share for 225,000 options which vest at the end of year two, $10.00 per share for 250,000 options which vest monthly during year three and $12.00 per share for 300,000 options which vest monthly during year four. Compensation expense related to these options was $908,000 and $4,890,000 during the quarter ending September 30, 1999 and the period April 21, 1999 (inception) through September 30, 1999, respectively. None of the above options were granted under any of the Company's stock option plans.

Officers, directors, consultants and other key personnel of GHS are eligible for option grants under GHS's 1997 Stock Option Plan (the "1997 Plan"), which is administered by the Board. During 1998 and the first nine months of 1999, no options were granted and at September 30, 1999, 175,000 options were outstanding under the 1997 Plan and 425,000 options were available for future grant.

The 1997 Plan authorizes the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to purchase up to 750,000 shares of Common Stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of GHS) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISO's granted to a 10% stockholder).

To the extent not otherwise provided by the Board, options granted under the 1997 Plan to employees and consultants become exercisable in three installments, each equal to one-third of the entire option granted and exercisable on the first, second and third anniversaries of the grant date, respectively. In the event of termination of an employee's service to GHS, vested options may be exercised within one year following the date of death or following a determination of disability and within three months following termination for any other reason; except that, if such termination is for cause, the options will not be exercisable following such termination. In no event may an option be exercised later than the date of expiration of the term of the option as set forth in the agreement evidencing such option. The 1997 Plan will terminate in 2007.

In October 1999, GHS adopted three new stock option plans, the 1999 Employee Stock Option Plan, the 1999 Outside Directors Stock Option Plan and the 1999 Consultants Stock Option Plan (collectively the "1999 Plans").

The 1999 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 2,287,500 shares of Common Stock. The 1999 Employee Stock Option Plan will permit grants of incentive stock options ("ISOs") and non-qualified stock options ("NSOs"). ISO's will be granted at a price not less than fair market value of the Common Stock on the date of grant. NSO's may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding, provided that the exercise price per share shall not be less than the par value per share of the Common Stock. Options granted under the 1999 Employee Stock Option Plan will carry minimal vesting periods and employees would then be required to remain with GHS for a number of years to earn and receive the full benefit of a stock option grant. Options may be exercised in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. Upon a change of control, as defined, the vesting will accelerate on up to 25% of the shares originally covered by an option for employees employed by the Company at least one year.

The 1999 Outside Directors Stock Option Plan provides for the granting of options to directors who are not common-law-employees of GHS or any subsidiary of GHS. The 1999 Outside Directors Stock Option Plan provides for the granting of options to purchase up to 385,000 shares of Common Stock. Options granted under the 1999 Outside Directors Stock Option Plan will carry minimal vesting periods and directors would then be required to remain on the Board for a number of years to earn and receive the full benefit of a stock option grant. Options may be exercised in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The 1999 Consultants Stock Option Plan provides for granting of options to consultants and other bona fide service providers who are not common-law-employees of GHS or any subsidiary of GHS. The 1999 Consultants Stock Option Plan provides for the granting of options to purchase up to 327,500 shares of Common Stock. The exercise price of options under the 1999 Outside Directors Stock Option Plan and the 1999 Consultants Stock Option Plan may be fixed or vary in accordance with a predetermined formula while the option is outstanding, provided that the exercise price per share shall not be less than the par value of the Common Stock.

A summary of the status of GHS's stock options as of September 30, 1999, and changes during the period from April 21, 1999 (date of inception) to September 30, 1999 is presented below:


                                                                                             Weighted
                                                                                              average
                                                                             Number       exercise price
                                                                         --------------- ------------------
Options assumed pursuant to merger of GHS and CYL                               459,000       $ 0.75
Granted                                                                       1,300,000       $ 8.85
Exercised                                                                     (284,000)       $(0.75)
                                                                           ------------       ------
Outstanding at September 30, 1999                                             1,475,000       $ 7.89
                                                                           ============       ======
Options exercisable at September 30, 1999                                       475,000       $ 3.12
                                                                           ============       ======
Weighted average fair value of options granted during the period                              $14.05
                                                                                              ======

The following table summarizes information related to options outstanding at September 30, 1999:


                                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                   -----------------------------------------------------------------------------------------------------------
                         NUMBER            WEIGHTED-AVERAGE                                  NUMBER
      RANGE          OUTSTANDING AT            REMAINING            WEIGHTED-AVERAGE     EXERCISABLE AT       WEIGHTED-AVERAGE
 EXERCISE PRICES   SEPTEMBER 30, 1999   CONTRACTUAL LIFE (YEARS)     EXERCISE PRICE     SEPTEMBER 30, 1999     EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------
  $0.75-$4.50            475,000                 9.03                    $ 3.12              475,000                $ 3.12
  $9.00-$12.00         1,000,000                 9.67                    $10.15                    -                     -
                   -----------------------------------------------------------------------------------------------------------
  $0.75-$12.00         1,475,000                 9.71                    $ 7.89              475,000                $ 3.12
                   ===========================================================================================================

Pro forma information regarding net income (loss) and basic and diluted income
(loss) per share is required by SFAS No. 123, and has been determined as if GHS had accounted for its employee stock options under the fair value method of that statement. The following pro forma information gives effect to fair value for those options granted during 1999, which was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 75%, risk free interest rate of 5.9% and an expected life of 5 years.


                                                               For the period from April
                                                               21, 1999 (inception)
                                                               through
                                                               September 30, 1999
Net loss from continuing operations:
       As reported                                             ($7,871)
       Pro forma                                               ($9,953)
Basic and diluted loss per share
       As reported                                              ($1.03)
       Pro forma                                                ($1.30)

Note 6:  Warrants

A total of 200,000 warrants granted prior to the reverse acquisition of CYL by GHS remain outstanding at September 30, 1999. The warrants provide for the purchase of common stock at $0.75 per share. The warrants contain registration and certain anti-dilution rights and expire on November 30, 2003.

Note 7:  Commitments:

In May 1999, GHS entered into a lease for office space in New York, New York. The lease required a $0.3 million security deposit which is returnable at the conclusion of the lease on August 31, 2004. The annual cost of the lease is $0.4 million for the term. GHS has granted a security interest in all of the leasehold improvements and building systems to the landlord.

Note 8:  Subsequent Events:

On November 3, 1999, GHS filed an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 100,000,000. On November 4, 1999, the outstanding shares of Series A Preferred Stock automatically converted into Common Stock in accordance with their terms.

On November 3, 1999, GHS adopted certain stock option plans as of September 8, 1999, the date of approval by the Board (See Note 5).

GHS, Inc. and Subsidiaries
Pro forma Unaudited Financial Information (Unaudited Consolidated Statement of Operations for the nine months ended September 30, 1999)

The following pro-forma unaudited consolidated statement of operations reflects the acquisition of CYL by GHS, which was accounted for as a reverse acquisition, the acquisition of Concept Development, the Spin-Off, the Marketing and License Agreement and Option Agreement with The Learning Annex and the issuance of stock options to an executive officer of GHS. The acquisition of Concept Development is accounted for as a purchase. The costs associated with the execution of the Marketing and License Agreement are being amortized over the term of the agreement.

The pro forma statement of operations gives effect to the transactions as if they had occurred at January 1, 1999.

In the opinion of management of GHS, all adjustments necessary to present fairly such pro-forma unaudited financial statements have been made. The pro-forma unaudited financial statements are not necessarily indicative of what the actual results of operations would have been had the transactions occurred on the dates indicated above, nor do they purport to represent the future results of operations of GHS.

-------------------------------- -------------------------------------------------------------------------------------
                                                                Pro Forma Adjustments
-------------------------------- -------------------------------------------------------------------------------------
                                                                         The Learning                  Pro Forma
                                                                            Annex                    (nine months
                                 GHS. Inc. and         Concept           License and    Executive       ended)
                                 Subsidiaries      Development Inc.        Purchase    Compensation  September 30,
                                 As reported       Acquisition (1)        Option (2)       (3)           1999
-------------------------------- -------------------------------------------------------------------------------------
Expenses:

     General and administrative       8,089             1,017                  228        1,637          10,971
-------------------------------- -------------------------------------------------------------------------------------
     Total Operating Expenses         8,089             1,017                  228        1,637          10,971
-------------------------------- -------------------------------------------------------------------------------------
Interest income                         218                                                                 218
-------------------------------- -------------------------------------------------------------------------------------

-------------------------------- -------------------------------------------------------------------------------------
Net Loss                           $ (7,871)         $ (1,017)              $ (228)    $ (1,637)      $ (10,753)
-------------------------------- -------------------------------------------------------------------------------------
Basic and fully diluted loss
per share                           $ (1.03)                                                            $ (1.41)
-------------------------------- -------------------------------------------------------------------------------------
Weighted average shares
outstanding                       7,634,907                                                           7,634,907
-------------------------------- -------------------------------------------------------------------------------------

Notes to pro-forma statement of operations.

[1] Reflects the amortization of the intangible assets acquired in the Concept Development Acquisition as described in Note 3 to the accompanying financial statements and salary expense and employee benefits at an estimate of 20% of salary for the former President of Concept Development who is now employed by GHS, pursuant to an employment agreement.

[2] Reflects the amortization of the intangible assets relating to the Marketing and License Agreement and Option Agreement with The Learning Annex as described in Note 3 to the accompanying financial statements.

[3] Reflects the issuance of compensatory stock options to an executive officer of GHS and salary expense and employee benefits at an estimate of 20% of salary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As a result of the following, the discussion and analysis of GHS's financial condition and results of operations for the quarter ending September 30, 1999 and for the period from inception through September 30, 1999 reflect the operations of GHS's Internet business from the period commencing on April 21, 1999, the date of inception of CYL (See Notes 1, 2 and 3 to GHS's Unaudited Consolidated Financial Statements):

     (i) CYL was the acquiror of GHS for accounting purposes in the reverse acquisition;

     (ii) GHS completed the Spin-Off, which included the spin-off of GHS's subsidiary, USN, and, except for certain cash, all its other business related assets (USN's operations were treated as discontinued operations of GHS for accounting purposes as of May 20, 1999, the date the Board approved the Spin-Off); and

     (iii) CYL was formed on April 21, 1999 and had not conducted significant operations prior to the reverse acquisition on May 27, 1999.

In addition to the reverse acquisition of CYL by GHS, resulting in GHS's acquisition of CYL's Internet business focused on personal and professional improvement, GHS completed the following transactions:

     o On May 27, 1999, GHS acquired the right and license to use (subject to certain limitations) the Robbins name in connection with CYL's Internet business, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities and business of RRI, the exclusive license to use RRI trademarks, tradenames, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages, and seminars owned by RRI in CYL's Internet business as well as various URLs, an online self-help pilot program and a business plan. See Note 2 to GHS's Unaudited Consolidated Financial Statements.

     o On May 27, 1999, GHS acquired Concept Development, which was formed in September 1996 to provide online general-interest continuing education courses. See Note 3 to GHS's Unaudited Consolidated Financial Statements.

     o On May 27, 1999, GHS entered into the Marketing and License Agreement with The Learning Annex, a leading provider of continuing education courses in five cities in the United States and Canada, for the exclusive online use of its intellectual property and sale of certain of its merchandise over the Internet and for certain co-marketing and co-promotion activities. See Note 3 to GHS's Unaudited Consolidated Financial Statements.

     o On May 27, 1999, GHS obtained the Option to acquire The Learning Annex. See Note 3 to GHS's Unaudited Consolidated Financial Statements.

     o On May 27, 1999, GHS completed a private placement resulting in net proceeds of approximately $15.1 million to GHS. See Note 3 to GHS's Unaudited Consolidated Financial Statements.

PLAN OF OPERATION

As described above, GHS changed its business from that of USN, which provided access to stereotactic radiosurgery centers using the Gamma Knife technology, to an initiative that includes plans for a network to focus on personal and professional improvement.

During the next twelve months, GHS anticipates that it will establish an online learning destination featuring an integrated offering of content, services, communities, and interactive sales. GHS's plan is that its online content and services will consist mainly of interactive, expert-instructed courses; community tools; expert live audio and video appearances; and other expert-based content and services. GHS will attempt to deliver to consumers the emotional and motivational power of branded personalities, companies and institutions in the personal and professional improvement industry in a unified online experience. Distribution of GHS's products and services will be done primarily over the Internet through a branded web site.

GHS plans to derive revenues from its activities in the form of sponsorships, electronic commerce, advertising and fees for interactive products and services. GHS's web site is currently in the development stage and additional infrastructure and programming is necessary to bring the web site to market. GHS's ability to develop the web site and related functionalities will directly affect the timing of future revenues. GHS plans to launch the first stage of its web site, consisting of newsletters by the end of 1999. GHS anticipates that it will begin to generate revenues through sponsorship and third-party product sales with the launch of the third stage of its web site that is anticipated to include course communities with newsletters, chat events and product sales, which is planned to launch by the end of the first quarter of 2000. There can be no assurance that the launch of GHS's web site will proceed as planned. As with any development stage enterprise, unforeseen difficulties may arise.

RESULTS OF OPERATION FOR THE QUARTER ENDING SEPTEMBER 30, 1999 AND FOR THE PERIOD APRIL 21, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 1999

No comparison of prior periods is presented below as CYL was formed on April 21, 1999 and did not conduct operations prior to May 27, 1999.

REVENUES

GHS did not generate revenues during the period from inception through September 30, 1999. GHS believes that it will begin to generate revenues through sponsorship and third-party product sales with the launch of the third stage of its web site, anticipated by the end of the first quarter of 2000. GHS anticipates that the third stage of its web site will include course communities with newsletters, chat events and product sales.

INTEREST

GHS earned interest of approximately $0.2 million on cash balances acquired in the CYL acquisition and raised in the May 27, 1999 private placement.

EXPENSES

General and administrative expenses for the quarter ending September 30, 1999 totaled $3.4 million, of which $1.5 million relates to non-cash items including $0.9 million of compensation expense for the compensatory stock options granted to an executive officer of GHS and $0.6 million relating to the amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 3 to GHS's Unaudited Consolidated Financial Statements). The remaining $1.9 million was spent on salaries and consulting fees relating to the development of our web site, legal fees, and miscellaneous operating expenses.

General and administrative expenses for the period from inception to September 30, 1999 totaled $8.1 million, of which $5.7 million relates to non-cash items including $4.9 million of compensation expense for the compensatory stock options granted to an executive officer of GHS and $0.8 million relating to the amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 3 to GHS's Unaudited Consolidated Financial Statements). The remaining $2.4 million of expenses primarily consist of legal expenses relating to the CYL transactions and general corporate matters, expenses relating to web site design and expenses related to prospective content acquisitions. GHS believes that the cost relating to compensatory stock options will decline in future periods but that the amortization of intangibles may increase depending on the amount and nature of future content acquisitions. GHS believes that the general and administrative expenses will significantly increase as GHS continues to acquire staff and equipment.

NET LOSS

GHS incurred a net loss of $3.2 million and $7.9 million for the quarter ending September 30, 1999 and the period from inception to September 30, 1999, respectively. The net loss is a result of the operating expenses described above offset by interest income on the cash obtained in the reverse acquisition of CYL and from the May 1999 private placement.

LIQUIDITY AND CAPITAL RESOURCES

GHS had $13.4 million in cash and cash equivalents at September 30, 1999.

For the period from inception through September 30, 1999, cash used in operating activities was $1.7 million, of which legal expenses totaled $0.5 million and web site development and content acquisition expenses totaled $0.7 million, and $.5 million for other operating expenses.

For the period from inception through September 30, 1999, cash used in investing activities was $3.0 million including $2.1 million of cash paid in the Concept Development acquisition and related legal fees (see Note 3 to GHS's Unaudited Consolidated Financial Statements), $0.5 million of capital expenditures and $0.3 million paid as a security deposit on the New York, New York office lease (see Note 7 to GHS's Unaudited Consolidated Financial Statements).

Cash provided by financing activities was approximately $18.1 million, consisting of net proceeds of approximately $15.1 million from a private placement of equity and $3.0 million cash acquired in the acquisition of CYL.

GHS believes that it will continue to incur operating losses through at least 2001. GHS expects that cash and cash equivalents at September 30, 1999 will adequately fund initial significant technology hardware and software expenditures necessary to develop its business and allow GHS to meet its operating needs for at least four months from the date of this filing. GHS also expects to significantly increase the number of employees devoted to its Internet business from 22 at September 30, 1999 to approximately 100 at March 31, 2000 and believes existing cash will fund related increased costs for that period of time. To the extent that such increased costs exceed existing resources and the acquisition or development of content and/or marketing requires significant cash consideration, GHS anticipates the need to obtain additional financing. There can be no assurance that GHS will be able to secure additional financing or that such financing, if any, will be available on favorable terms.

YEAR 2000 COMPLIANCE

Many existing computer programs use only two digits to identify a year, such as "99" for "1999." These programs were designed and developed without addressing the impact of a new century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. GHS is at risk if the information technology systems or non-IT systems on which it is dependent to conduct its operations do not address this problem, i.e., are not "year 2000 compliant." GHS's potential areas of exposure include products purchased from third parties and computers, software, telephone systems, and other equipment used internally.

As GHS has only begun operations in May 1999, it is requiring all vendors supplying computer hardware and software to provide statements of their products compliance with the year 2000 issue. GHS has not acquired any software or equipment that has not been represented to be year 2000 compliant. GHS is also dependent on the year 2000 compliance of third parties. Examples include credit card processing, server hosting and delivery of goods by the United States Postal Service or other third party carriers. While GHS has not yet determined the system to be used to process its Internet commerce transactions, it will ensure that it is year 2000 compliant. GHS does not expect to begin processing Internet commerce before the first quarter of 2000. GHS has obtained a year 2000 compliance representation from the third party processing our internal payroll and from the provider of our financial software.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 1993, pursuant to an agreement (the "USN Agreement") between GHS and A. Hyman Kirshenbaum, M.D. ("Kirshenbaum") and Jerry Brown, Ph.D ("Brown"), GHS, among other things, granted an aggregate 20% interest in USN to Brown and Kirshenbaum. In addition, following the execution of the USN Agreement, Kirshenbaum was appointed as an officer of USN and Brown was appointed to the Board and executed an employment agreement with USN. Mr. Brown is no longer a member of the Board. Under the terms of the USN Agreement, GHS possessed the right to repurchase for cash or Common Stock such 20% interest during each of the third through sixth full fiscal years of the USN Agreement at a value to be calculated by GHS in accordance with the terms of the USN Agreement. GHS exercised its right to repurchase the 20% interest in USN in November 1996 at a value of $38,781.40, which value was disputed by Brown and Kirshenbaum.

In June 1997, GHS instituted an action (the "Declaratory Action") in the United States District

Court of Maryland, Southern Division against Kirshenbaum and Brown seeking a declaration from the Court that its repurchase of Brown's and Kirshenbaum's 20% interest in USN for $38,781.40 was fair and equitable. In response to the Declaratory Action, Brown and Kirshenbaum filed a counterclaim and third party claim against GHS, USN, Alan Gold (GHS's Chief Executive Officer) and Allen & Company Incorporated (a significant stockholder of GHS) citing various claims including causes of action for breach of contract and fraud. USN filed a counterclaim against Brown and Kirshenbaum alleging various torts claims arising out of the business relationship. In addition to the above described federal court action, Brown filed a state court action in the District Court in and for Montgomery County, Maryland against USN and other parties seeking breach of contract damages for lost salary, unreimbursed expenses and for consequential damages and costs arising out of what he claimed to be an improper termination from USN.

On May 25, 1999, the parties to the above-described actions settled all of above-described legal proceedings pursuant to an Agreement and Plan of Settlement dated March 22, 1999 between Brown, Kirshenbaum, GHS, USN, Alan Gold and Allen & Company Incorporated. As part of the closing of such settlement, GHS issued in the aggregate 68,668 additional shares of GHS Common Stock to Brown and Kirshenbaum and delivered $200,000 in cash to them. In addition, USN delivered to Brown and Kirshenbaum promissory notes (the "Settlement Notes") in the aggregate amount of $450,000, bearing interest at the rate of 6% per annum, and payable over a four-year period as follows: $100,000 on the first, third and fourth anniversaries of such closing and $150,000 on the second anniversary of such closing. USN will be solely responsible for the payment of the Settlement Notes. The Settlement Notes are secured by a second-priority security interest in USN's receivables from its Kansas City and New York Gamma Knife centers. On June 9, 1999, the Declaratory Action was dismissed with prejudice by the parties, and said dismissal was approved by the District Court judge.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

INCREASE IN AUTHORIZED COMMON STOCK; ADOPTION OF STOCK OPTION PLANS

By Unanimous Written Consent dated as of September 8, 1999, the Board approved each of the following actions and submitted such actions to stockholders representing a majority of outstanding voting stock for their consent and approval:

          1. Amendment to GHS's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 100,000,000;

          2. Adoption of GHS's 1999 Employee Stock Option Plan, which provides for the granting of options to employees to purchase, in the aggregate, up to 2,287,500 shares of Common Stock;

          3. Adoption of GHS's 1999 Outside Directors Stock Option Plan, which provides for the granting of options to non-employee directors to purchase, in the aggregate, up to 385,000 shares of Common Stock; and

          4. Adoption of GHS's 1999 Consultants Stock Option Plan, which provides for the granting of options to consultants and other bona fide service providers to purchase, in the aggregate, up to 327,500 shares of Common Stock.

By Written Consent in Lieu of a Meeting dated as of September 8, 1999, holders as of September 8, 1999, representing 3,998,246 shares of Common Stock, 54.6% of the shares of Common Stock outstanding, approved the amendment to the Restated Certificate of Incorporation to increase the authorized shares of Common Stock of GHS. By Written Consent in Lieu of a Meeting dated as of September 8, 1999, holders as of September 8, 1999, representing 23,031,296 shares of capital stock, 57.1% of the shares of Common Stock and shares of Series A, B and C Preferred Stock voting as a single class, approved the amendment to the Restated Certificate of Incorporation to increase the authorized shares of Common Stock of GHS and the adoption of the 1999 Employee Stock Option Plan, the 1999 Outside Directors Stock Option Plan and the 1999 Consultants Stock Option Plan. Such actions by written consent are sufficient to satisfy the applicable requirements of Delaware law that GHS obtain the approval of its stockholders for the above corporate actions.

On October 14, 1999, GHS sent to its stockholders an Information Statement with respect to the actions set forth above in compliance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934. On November 3, 1999, after the 20-day waiting period applicable under Rule 14c-2 promulgated under the Securities Exchange Act of 1934, GHS increased its authorized shares of Common Stock as described above by the filing of a Certificate of Amendment to GHS's Restated Certificate of Incorporation and the three stock option plans became effected as of the date of Board approval. Accordingly, the stockholders will not be asked to take further action on such corporate actions at any future meeting.

Reference is made to GHS's definitive information statement on Form 14C dated and filed with the Securities Exchange Commission on October 12, 1999, for more information on the matters approved by stockholders set forth above.

ELECTION OF NEW BOARD OF DIRECTORS

In connection with the Exchange Agreement and in accordance with the Restated Bylaws, by Written Consent in Lieu of a Meeting dated as of September 29, 1999, holders representing 23,031,297 shares of capital stock, 57.1% of the outstanding voting securities of GHS on such date (including shares of Common Stock and shares of Series A Preferred Stock voting as a single class), elected seven new directors in accordance with the Restated By-Laws. The seven new directors nominated to the Board were W. Grant Gregory, Charles D. Peebler, Fredric D. Rosen, Peter A. Lund, Anthony J. Robbins, H. Peter Guber and Bruce L. Stein.

On November 8, 1999, GHS sent to its stockholders an Information Statement for the election of the nominees set forth above in compliance with Rule 14f-1 promulgated under the Securities Exchange Act of 1934. The nominees are expected to take office as directors on November 18, 1999, ten days after the delivery of such Information Statement, in compliance with Rule 14f-1 promulgated under the Securities Exchange Act of 1934. When the nominees take office on November 18, 1999, the tendered resignations of the three current members of the Board, Alan Gold, William F. Leimkuhler and Charles H. Merriman, will become effective, resulting in an entirely new Board.

Reference is made to GHS's definitive information statement on Form 14C dated and filed with the Securities Exchange Commission on November 4, 1999, for more information on the election of the new Board described above.

ITEM 5.  OTHER INFORMATION.


GHS plan to change its corporate name from GHS, Inc. to dreamlife, inc. The name change is being made to help create a corporate identity that is tied to the business GHS is developing, a network focusing on personal and professional improvement. The name change is also being made to clearly distinguish GHS's current business from its former business.

By Unanimous Written Consent of the Board dated October 27, 1999, the Board approved the amendment to GHS's Restated Certificate of Incorporation to change GHS's corporate name from GHS, Inc. to dreamlife, inc. By Written Consent in Lieu of a Meeting dated October 28, 1999, holders representing 30,708,396 shares of capital stock, 76.1% of the shares of Common Stock and shares of Series A Preferred Stock voting as a single class, approved such amendment. Under Rule 14c-2 promulgated under the Securities Exchange Act of 1934, the name change cannot take effect until 20 days after an Information Statement is sent to GHS's stockholders. Accordingly, GHS plans to effect the name change as soon as possible after such 20-day period by filing a Certificate of Amendment to the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. On November 10, 1999, GHS filed with the Securities Exchange Commission for review a Preliminary Information Statement with respect to the name change in compliance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)       EXHIBITS            DESCRIPTION

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

               3(i)(a)     Restated Certificate of Incorporation (3)

               3(i)(b) Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (4)

               3(i)(c) Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (5)

               3(i)(d) Certificate of Amendment to Certificate of Incorporation dated November 3, 1999

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

              10(b) Escrow Agreement dated as of May 27, 1999 among GHS, Debbie Dworkin and State Street Bank and Trust Company (1) (2)

              10(c) Repurchase Agreement dated as of May 27, 1999 between GHS and Debbie Dworkin (1) (2)

              10(d) Employment Agreement dated as of May 27, 1999 between GHS and Wiliam Zanker (1)

              10(e) Exclusive License and Marketing Agreement dated as of May 27, 1999 among GHS, Seligman Greer Communication Resources, Inc., SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (1) (2)

              10(f) Option Agreement dated as of May 27, 1999 among GHS, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than GHS listed therein
                           (1) (2)

              10(g) Registration Rights Agreement dated as of May 27, 1999 among GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC
                           (1)

              10(h) Stockholders Agreement dated as of May 27, 1999 among GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC
                           (1)

              10(i)        Lease for 425 West 15th  Street,  3rd  Floor,
                           New York, New York dated May 21, 1999 between GHS and CFG/AGSB Chelsea Ninth, L.L.C. (6)

              10(j) Distribution Agreement dated May 27, 1999 between GHS and USN (7)

              10(k) Tax Matters Agreement dated May 27, 1999 between GHS and USN (7)

              10(l) Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN (7)

              10(m)        1997 Stock Option Plan (8)

              10(n)        1999 Employee Stock Option Plan

              10(o)        1999 Outside Directors Stock Option Plan

              10(p)        1999 Consultants Stock Option Plan

              27           Financial Data Schedule

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

              (3) Incorporated by reference from Exhibit 3.1 to GHS's Registration Statement No. 33-4532-W on Form S-18.

              (4) Incorporated by reference from Exhibit 3(b) to the GHS's 1987 Annual Report on Form 10-K.

              (5) Incorporated by reference to Exhibit 3(c) to the GHS's 1988 Annual Report on Form 10-K.

              (6) Incorporated by reference to Exhibit 10(i) to the GHS's Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999.

              (7) Incorporated by reference to exhibits to USN's Form 10 as filed with the Securities and Exchange Commission on July 1, 1999.

              (8) Incorporated by reference to Exhibit 10(k) to the GHS's 1997 Annual Report on Form 10-K.

    (b)  Reports on Form 8-K

On August 10, 1999, GHS filed a report on Form 8-K/A dated May 27, 1999 amending
Item 7 (Financial Statement, Pro Forma Financial Information and Exhibits) of its Form 8-K filed on June 11, 1999 to include PRO FORMA unaudited consolidated financial statements of GHS giving effect to the acquisition of CYL by GHS, accounted for as a reverse acquisition, the acquisition of CDI by GHS and the related private placement of preferred stock and license and option agreements with The Learning Annex.

On August 24, 1999, GHS filed a report on Form 8-K/A dated May 27, 1999 amending
Item 7 (Financial Statement, Pro Forma Financial Information and Exhibits) of its Forms 8-K filed on June 11, 1999 and August 10, 1999 revising the PRO FORMA unaudited consolidated financial statements of GHS giving effect to the reverse acquisition of CYL by GHS, the acquisition of CDI by GHS and the related private placement of preferred stock and license and option agreements with The Learning Annex.

On August 26, 1999, GHS filed a report on Form 8-K dated August 25, 1999 under
Item 5 (Other Events) in connection with the declaration of the dividend for the Spin-Off of U.S. Neurosurgical, Inc.

On September 30, 1999, GHS filed a report on Form 8-K dated September 16, 1999 under Item 2 (Acquisition or Disposition of Assets) in connection with the disposition of assets in connection with the Spin-Off of U.S.
Neurosurgical, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GHS, INC.



Dated: November 15, 1999             By:     /s/ Philicia G Levinson
       ----------------------                -----------------------------------
                                                 Philicia G. Levinson
                                                 Senior Vice President
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


      EXHIBIT NO.                        DESCRIPTION
      -----------                        -----------

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

         3(i)(d) Certificate of Amendment to Certificate of Incorporation dated November 3, 1999

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

         10(c) Repurchase Agreement dated as of May 27, 1999 between GHS and Debbie Dworkin (1) (2)

         10(d) Employment Agreement dated as of May 27, 1999 between GHS and Wiliam Zanker (1)

         10(e) Exclusive License and Marketing Agreement dated as of May 27, 1999 among GHS, Seligman Greer Communication Resources, Inc., SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (1) (2)

         10(f) Option Agreement dated as of May 27, 1999 among GHS, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than GHS listed therein (1) (2)

         10(g)    Registration Rights Agreement dated as of May 27, 1999 among

                  GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

         10(h) Stockholders Agreement dated as of May 27, 1999 among GHS, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

         10(i) Lease for 425 West 15th Street, 3rd Floor, New York, New York dated May 21, 1999 between GHS and CFG/AGSB Chelsea Ninth, L.L.C. (6)

         10(j)    Distribution Agreement dated May 27, 1999 between GHS and USN
                  (7)

         10(k)    Tax Matters Agreement dated May 27, 1999 between GHS and USN
                  (7)

         10(l) Assignment and Assumption Agreement dated May 27, 1999 between GHS and USN (7)

         10(m)    1997 Stock Option Plan (8)

         10(n)    1999 Employee Stock Option Plan

         10(o)    1999 Outside Directors Stock Option Plan

         10(p)    1999 Consultants Stock Option Plan

         27       Financial Data Schedule

----------------
(1) Incorporated by reference from the identically numbered exhibit to GHS's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.

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

(3) Incorporated by reference from Exhibit 3.1 to GHS's Registration Statement No. 33-4532-W on Form S-18.

(4) Incorporated by reference from Exhibit 3(b) to the GHS's 1987 Annual Report on Form 10-K.

(5) Incorporated by reference to Exhibit 3(c) to the GHS's 1988 Annual Report on Form 10-K.

(6) Incorporated by reference to Exhibit 10(i) to the GHS's Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999.

(7) Incorporated by reference to exhibits to USN's Form 10 as filed with the Securities and Exchange Commission on July 1, 1999.

(8) Incorporated by reference to Exhibit 10(k) to the GHS's 1997 Annual Report on Form 10-K.