Form 10-K
period 1999-12-31
DREAMLIFE INC
filed 2000-03-30
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ...... to ......

                         Commission file number 0-15586

                                 DREAMLIFE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                    NO. 52-1373960
------------------------------------------------   -----------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR   (I.R.S. EMPLOYER
ORGANIZATION)                                      IDENTIFICATION NO.)

                           425 WEST 15TH ST., FLOOR 3R
                            NEW YORK, NEW YORK 10011
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 313-9400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     common stock, $0.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 15, 2000 as reported on the OTC Bulletin Board, was approximately $83,398,016. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                  As of March 15, 2000, the registrant had outstanding 40,368,351 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  See Exhibit Index.

                                 DREAMLIFE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                            Page No.

Item 1.       Business.....................................................................          4
Item 2.       Properties...................................................................          15
Item 3.       Legal Proceedings............................................................          15
Item 4.       Submission of Matters to a Vote of Security Holders..........................          15

Part II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters........          17
Item 6        Selected Financial Data......................................................          18
Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................          19
Item 7A       Quantitative and Qualitative Disclosure about Market Risk....................          29
Item 8        Financial Statements.........................................................          29
Item 9        Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.........................................................          29

Part III

Item 10       Directors and Executive Officers of the Registrant...........................          30
Item 11       Executive Compensation.......................................................          32
Item 12       Security Ownership of Certain Beneficial Owners and Management...............          36
Item 13       Certain Relationships and Related Transactions...............................          39

Part IV

Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............          40
Signatures    .............................................................................          43


                                     PART I

ITEM 1.       BUSINESS

         Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and dreamlife, inc. ("Dreamlife") cautions you that any forward-looking information provided by or on behalf of Dreamlife is not a guarantee of future performance. Dreamlife's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Dreamlife's control, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Dreamlife's business, (iv) the ability of Dreamlife to attract and maintain relationships with content providers, (v) intellectual property and other claims, (v) Dreamlife's ability to successfully implement and execute its e-commerce or advertising sales and sponsorship strategy and (vi) Dreamlife's ability to maintain its relationships with its customers in addition to the risks described below, as well as those discussed in Dreamlife's other public filings. All such forward-looking statements are current only as of the date on which such statements were made. Dreamlife does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

         "Dreamlife", the Dreamlife logo and "Quick Coach" are service marks of dreamlife, inc. Other marks are the property of their respective owners.

                                    OVERVIEW

         Dreamlife is building a premier interactive network for personal and professional improvement. The Dreamlife web site, WWW.DREAMLIFE.COM, will enable its members to reach their individual goals in the most important areas of their lives. It will do so by facilitating a member's ability to assess, define and pursue his or her dreams through the integration of leading-edge technology, results coaching, empowerment communities, rewarding courses, educational tools and a powerful interface with leading experts and peer support.

         By harnessing the potential of the Internet, Dreamlife engages its members to create personalized life plans based on member responses to its exclusive "Quick Coach" feature. The Quick Coach feature provides recommendations of online courses, relevant books, audio products, other learning materials and discussion groups with individuals with similar interests or goals. The Dreamlife web site also offers opportunities to engage in dialogues with experts in the following areas:

         -        Health & Fitness

         -        Relationships & Family

         -        Money & Finance

         -        Mind & Spirit

         -        Career & Business

         -        Creativity & Fun

         We officially launched our web site on February 12, 2000.

                               INDUSTRY BACKGROUND

GROWTH OF THE INTERNET AND ONLINE COMMERCE

         The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically and providing advertisers and businesses with an attractive means of marketing and selling their products and services. International Data Corporation estimates the number of users accessing the web will increase from approximately 142 million at the end of 1998 to over 500 million by the end of 2003. According to International Data Corporation, the amount of commerce conducted over the web will top $1 trillion by 2003. Forrester Research, a research firm that analyzes the future of technological change and its impact, estimates that the amount spent on online advertising in the United States is expected to increase to approximately $22.2 billion by 2004. The Internet enables features and functions that are unavailable in traditional media, permitting online retailers to interact effectively with customers and advertisers to target specific demographic groups by capturing valuable data on customer tastes, preferences and shopping and buying patterns.

GROWTH OF THE SELF-IMPROVEMENT AND CONTINUING ADULT EDUCATION MARKETS

         The Company's business addresses two primary markets: (1) the self-improvement market and (2) the continuing education market. Both of these markets have demonstrated strong historical growth and we believe they are poised for healthy expansion.

         In 1997, the personal and professional self-improvement industry generated offline sales of nearly $65.0 billion: $6.0 billion in personal self-improvement products and services and $58.6 billion in professional corporate training, products and services. Consumers are projected to spend $7.4 billion in 2000 and $10.3 billion in 2003 on personal self-improvement products and services. Traditional distribution channels for these products and services have included infomercials, catalogs, seminars/courses, retreats, books, and audio/video cassettes. To date, we do not believe that any single online provider has developed a widely recognized self-improvement brand that appeals to a cross-section of interests or utilizes a variety of distribution channels. We plan to provide a new and differentiated distribution channel for self-improvement products and services.

         We believe that education has become critical to both individuals and employers in today's knowledge and information driven economy. We believe that online distance learning has become a viable alternative to traditional teaching methods and is poised for major growth in the next several years. To date, online education sites have primarily focused on offering accredited degrees or business and computing courses. Student enrollment in the higher education, accredited distance-learning segment of the market is project to grow from 710,000 in 1998 to over 2.2 million in 2002.

                                BUSINESS STRATEGY

         Our objective is to be the premier online destination for people seeking guidance in getting the most out of their personal and professional lives.

         We believe our success will be dependent on the following key components of our business plan:

FOCUS ON DEMOGRAPHIC GROUP

         Dreamlife is primarily tailored to the interests and needs of individuals seeking to get the most out of their personal and professional lives. We believe that this market is looking for:

         - a resource to help them make positive changes in the key areas of their lives;

         -        access to advice from expert instructors;

         -        interaction with other people seeking to make similar changes;
                  and

         -        products and services that will support these efforts.

         For example, a person who wants to learn about how to negotiate a better salary can quickly:

         - access Dreamlife.com and its Career & Business category home page;

         -        enroll in expert-led online courses;

         -        interact with communities of like-minded achievers; and

         -        select and purchase books on the topic.

         Our web site offers a one-stop, online development destination designed to create a better quality of life for our members with immediate, cost-effective and life-changing solutions. We believe operating through the Internet allows us to overcome the limitations of time and travel and the expense associated with traditional offline personal and professional programs.

POSITIVE ENVIRONMENT FOR ADVERTISING AND COMMERCE

         We believe that Dreamlife will appeal to advertisers and consumers because it combines the following attributes:

         - a large, growing target market with highly attractive demographics;

         - opportunities for a high degree of member involvement on the site, through message boards, chats, and personalized interactive services, allowing our advertisers to reach people when they are actively seeking communication and focused on a goal; and

         -        affiliations with nationally renowned strategic partners.

         Dreamlife also offers a scalable business platform from which we can generate multiple revenue streams, including:

         -        banner advertising;

         -        sponsorship;

         -        course revenues;

         -        pay-per-view events; and

         -        product sales.

STRONG BRAND RECOGNITION

         We believe that building brand recognition of Dreamlife is critical to attracting and expanding our global Internet user base. We plan to initially target strategic marketing initiatives to establish Dreamlife's brand positioning with consumers and experts.

ACTIVE AND GROWING MEMBERSHIP BASE

         We intend to grow our membership base and increase member usage through member promotions, interactive services, community building, distribution agreements with established portals and co-marketing relationships with renowned experts. The majority of content and services offered on the Dreamlife web site requires member registration. Once a user has visited Dreamlife.com, our mission is not only to convert that visitor to a member, but also to have members return and transact on the site multiple times. We plan to generate return visits and a high level of member involvement with the use of personalization features, such as the Quick Coach, our self-assessment tool and by encouraging community activity on the site.

GENERATE E-COMMERCE REVENUES

         We intend to identify commerce and revenue opportunities that enhance Dreamlife by offering transaction services in categories that:

         -        have a high degree of relevance to Dreamlife members;

         -        fit within or complement a current Dreamlife course; and

         -        are appropriate for the Internet.

SPONSORSHIP AND ADVERTISING REVENUES

         We plan to derive a significant amount of our revenues from the sale of sponsorships and advertisements by building a leadership position as the preeminent brand of personal and professional development to the advertising community. Our sponsorship arrangements will differ from traditional banner advertising in that they will be designed to achieve broad marketing objectives such as brand promotion, awareness, product introductions and online research.

                              BUSINESS DESCRIPTION

MEMBERSHIP

         We believe a large and active membership base is critical to our success. Most features on our web site are restricted to members. Membership is free and available to Dreamlife visitors who provide us with their name, e-mail address, zip code and age and choose a member name and password to be used throughout member-only areas. Members will form Dreamlife's core audience. To encourage new member acquisition efforts, we have created the following members-only benefits:

         - Access to online courses led by renowned experts, such as Anthony Robbins, The Five O'Clock Club-Registered Tradmark-, Lauren Lawrence and Sanford C. Botkin, CPA, Esq.;

         -        Weekly live expert chat series;

         - Free forums on a variety of subjects, where members can ask questions, give advice and share thoughts;

         - Quick Coach - our unique self-assessment function to create a personalized life plan;

         -        Free "Tip of the Day" on each category homepage; and

         - "My Journal" - a personalized and confidential online record to chart progress and growth.

         We recognize the importance of maintaining confidentiality of member information and have a strict privacy policy in effect to protect such information. Our current privacy policy is set forth on the Dreamlife web site through our Terms of Service, which is directly linked to the new membership registration site page. Our current policy is to never sell to any third party any member's personal identifying information such as his or her name or address, without the member's written consent. In these instances, our partners have agreed to be bound by this policy. We do share aggregated member information with third parties, such as members' zip codes or ages. We also reserve the right to offer members products and services. We may use information revealed by members and information built from user behavior to target advertising, content and e-mail. For example, we may, send e-mail offers to all members from a particular region or target advertisements to all users who frequent a specific area of the site.

E-COMMERCE

         We have identified the opportunity to generate e-commerce revenues by selling products or services that have a high degree of relevance to our members and fit within a content area or provide an opportunity for future content development. Initially, we are offering products and services to our users through links to affiliate programs. Ultimately, we will be building an e-commerce engine that allows us to offer products and services to our users directly on our web site.

STRATEGIC PARTNERS

         To bring members the finest in personal and professional growth opportunities, build brand recognition and expand our online presence, we have formed alliances and strategic partnerships with a number of expert organizations and individuals, including:

         - The Anthony Robbins Companies - the family of Tony Robbins enterprises;

         - The Learning Annex -- Registered Trademark -- America's leading adult education provider;

         - The Five O'Clock Club -- Registered Trademark -- a leading career counseling and networking organization;

         - Lauren Lawrence - nationally renowned psychoanalyst, author and dream analyst;

         -        Sanford Botkin - Attorney, CPA, and CEO of the Tax Reduction
                  Institute;

         - SmokEnders -- Registered Trademark -- a leading provider of smoking cessation programs.

DISTRIBUTION ARRANGEMENTS

         We believe branding is an important aspect of our distribution arrangements and seek distribution relationships to promote our brand. We recently entered into a relationship with Yahoo! Inc., a leading global Internet communications, commerce and media company with 120 million users worldwide, whereby Dreamlife will offer personalized branded content to Yahoo! users on My Yahoo!(R), a personalized start page that enables users to fully customize their Internet experience with updated national news, calendar appointments, local weather reports and more. Dreamlife will also run banner advertisements on related keyword search page results in the Yahoo! directory. We continue to evaluate Internet portals and other opportunities for distribution arrangements.

SALES, MARKETING AND PUBLIC RELATIONS

         We plan to use a variety of methods to promote the Dreamlife brand and to attract traffic and new members, including advertising

         -        on Internet sites,

         -        through targeted publications,

         -        on radio stations,

         -        on cable television, and

         -        through cross promotional arrangements.

         To extend the Dreamlife brand, we have also entered into several strategic alliances with offline partners. In addition, we plan to leverage other audience building strategies, including working closely with search engine submissions, news group postings and cross-promotion with affinity sites to properly index materials.

OPERATING INFRASTRUCTURE

         Our Internet operating infrastructure has been designed and implemented to support the delivery of millions of page views a day. Web pages are generated and delivered in response to end-users requests, by four web servers. Key attributes of this infrastructure include the ability to support growth, performance and service availability.

         Our servers run on the Microsoft NT operating systems and use Microsoft Corporation's IIS Web server software.

         We maintain all of our production servers at an off-site hosting facility, Exodus Communications. Our operations are dependent upon Exodus Communications' ability to protect its infrastructure against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. Exodus provides comprehensive facilities management services, including human and technical monitoring of facilities 24 hours per day, seven days per week. Exodus Communications provides connectivity for our servers to end-users via the Internet through multiple connections. Our servers can receive power from multiple sources and are designed to provide power without interruption.

         Our production data is backed up regularly. We are in the process of developing a comprehensive disaster recovery plan to respond to system failures. We keep all of our production servers behind firewalls for security purposes and do not allow outside access, at the operating systems level, except via special secure web sites. Strict password management and physical security measures are followed. Computer emergency response team alerts are reviewed, and, where appropriate, recommended action is taken to address security risks and vulnerabilities. From time to time, we use the services of third party computer security experts.

                                   COMPETITION

         The market for members, visitors and Internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. With no substantial barriers to entry, we expect that competition will continue to intensify.

         We believe that the primary competitive factors in creating community on the Internet are:

         -        functionality;

         -        brand recognition;

         -        variety of value-added services;

         -        ease-of-use;

         -        quality of content; and

         -        reliability and critical mass.

         Other companies or sites that are primarily focused on targeting the personal and professional improvement and adult learning markets online include Learn2.com, Smart Planet.com and iVillage.com as well as web sites targeted to categories such as OnHealth.com. We will likely also face competition in the future from:

         -        e-commerce providers;

         -        content sites;

         -        commercial online services;

         -        expert sites;

         -        community sites; and

         - other entities that attempt to or establish communities on the Internet by developing their own or purchasing one of our competitors.

         There can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to ours or that achieve greater market acceptance than our community.

         We also compete for advertisers and product revenues with traditional forms of personal and professional improvement and learning products and services such as infomercials, offline classes and seminars, books, tapes and videos. We believe that the principal competitive factors in attracting advertisers include:

         -        the amount of traffic on our web site;

         -        brand recognition;

         -        the demographics of our members and visitors;

         -        our ability to offer targeted audiences; and

         - the overall cost-effectiveness of the advertising medium offered by us.

         We believe that the number of Internet companies relying on web-based advertising revenues will increase greatly in the future. Accordingly, we will likely face increased competition, which could in turn have a material adverse effect on our business, results of operations and financial condition.

         Many of our current and potential competitors, including developers of lifestyle, content and community sites and traditional media companies, have:

         -        longer operating histories;

         - significantly greater financial, technical and marketing resources;

         -        greater name recognition; and

         -        larger existing customer bases.

         These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. We can not assure you that Internet content providers and Internet service providers, including developers of web directories, search engines, sites that offer professional editorial content and commercial online services, will not be perceived by advertisers as having more desirable web sites for placement of advertisements. In addition, some of our current content partners also have established collaborative relationships with certain of our competitors or potential competitors, and other high-traffic web sites. Accordingly, there can be no assurance that:

         - we will be able to grow our membership, traffic levels and advertiser customer-base;

         - competitors will not experience greater growth in traffic as a result of these relationships which could have the effect of making their web sites more attractive to advertisers; or

         - our content partners will not sever or will elect not to renew their agreements with us.

There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition.

           INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

         We regard our copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, independent contractors, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the United States, and have applied for and obtained registration in the United States for certain of our trademarks and service marks, including "Dreamlife", the Dreamlife logo and "QuickCoach." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online.

         We expect that we may license in the future certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we will attempt to ensure that the quality of our brand is maintained by these licensees, there can be no assurance that the licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert claims of infringement of intellectual property or alter proprietary rights against us.

         We have not been, but may be, subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by us and our licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if these claims are successful, we may be required to change our trademarks, alter our content, alter our site format and pay financial damages. There can be no assurance that these changes of trademarks, alteration of content or format or payment of financial damages will not adversely affect our business, results of operations and financial condition.

         We may be required to obtain licenses from others to refine, develop, market and deliver new services. There can be no assurance that we will be able to obtain any license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

                                 HUMAN RESOURCES

         As of December 31, 1999, we employed 41 full-time employees, of whom 4 were in sales and marketing, 11 were in editorial and community, 13 were in finance and administration and 13 were in technology, production and product development. As we continue to grow and introduce more products, we expect to hire more personnel, particularly in the areas of editorial, product development and sales and marketing. None of our current employees are represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are satisfactory.

                           OUR RECENT COMPANY HISTORY

CHANGE IN BUSINESS

         On April 25, 1999, we announced an Internet initiative including plans for a network to focus on personal and professional improvement. In connection with this initiative, on May 27, 1999, we acquired related businesses and rights to related content and intellectual property, contracted for certain co-marketing and co-promotion activities and raised approximately $15.1 million in net proceeds in a private placement of equity securities.

         On September 16, 1999, we ended our association with our former primary business when we distributed to holders of our common stock, our interest in U.S. NeuroSurgical, Inc. ("USN"), then our wholly-owned subsidiary (the "Spin-Off"). USN owns and operates stereotactic radiosurgery centers using the Gamma Knife technology. USN is now a separate company no longer owned or controlled in any way by Dreamlife.

CHANGE IN CONTROL

         On May 27, 1999, in connection with our Internet initiative, we acquired Change Your Life.com, LLC ("CYL") in a transaction accounted for as a reverse acquisition (the "CYL Transaction"). As a result of the CYL Transaction, members of CYL obtained voting control of Dreamlife. CYL was formed in April 1999 by Anthony Robbins ("Robbins") to engage in the development of a web site for personal and professional improvement. The CYL Transaction was effected pursuant to the Contribution and Exchange Agreement (the "Exchange Agreement") dated as of May 20, 1999, among Dreamlife, CYL, Robbins, Robbins Research International Inc., a corporation controlled by Robbins ("RRI"), and CYL Development Holdings, LLC ("Development Holdings").

         Pursuant to the Exchange Agreement, Dreamlife issued a total of 99,059.338 shares of newly-designated Series A Convertible Preferred Stock ("Series A Preferred Stock"), to Robbins, RRI and Development Holdings, the members of CYL, in exchange for all of the membership interests in CYL. The shares of Series A Preferred Stock converted into an aggregate of 30,708,396 shares of our common stock on November 4, 1999. Prior to such conversion, the holders of the Series A Preferred Stock voted on an as converted basis with the holders of our common stock.

         At December 31, 1999, Dreamlife had outstanding 40,368,351 shares of common stock, of which Robbins and his affiliates owned approximately 57.1%, Development Holdings owned approximately 19.0% and the holders of our common stock immediately prior to the CYL Transaction owned approximately 18.1%.

AGREEMENT REGARDING THE ELECTION OF DIRECTORS AND OTHER MANAGEMENT ISSUES

         In connection with and pursuant to the Exchange Agreement, we amended and restated our by-laws (the "Restated By-Laws"). The Restated By-Laws require, among other things, that the following persons be nominated for election as members of our Board of Directors (the "Board"):

         (i)      W. Grant Gregory;

         (ii)     Charles D. Peebler, Jr.;

         (iii)    Fredric D. Rosen;

         (iv) one person selected by the Board as it existed on May 27, 1999, the date of the closing of the CYL Transaction (the "Old Board");

         (v)      three persons designated by Robbins (the "Robbins Directors");
                  and

         (vi) the Chief Executive Officer of Dreamlife (the selection of which Robbins has the right to approve as described below).

         Development Holdings, Robbins and RRI (collectively, the "CYL Transaction Group") agreed with each other and Dreamlife to vote their shares for the election of W. Grant Gregory, Charles D. Peebler, Jr. and Fredric D. Rosen as members of the Board in connection with the CYL Transaction. The nominee for director selected by the Old Board was Peter A. Lund. The three nominees for the Robbins Directors were Anthony J. Robbins, H. Peter Guber and Bruce L. Stein. When we appoint a Chief Executive Officer, that person is also anticipated to join our board of directors.

         On November 8, 1999, we sent to our stockholders an Information Statement for the election of the nominees set forth above. On November 18, 1999, the tendered resignations of the Old Board became effective and the nominees assumed their positions as directors resulting in an entirely new Board. On March 8, 2000, Mr. Gregory resigned from the Board.

         Our Restated Bylaws provide that at each subsequent election of directors and for so long as Robbins or any of his affiliates hold in the aggregate at least 10% of the outstanding shares of our common stock or common stock equivalents, the Board shall consist of the following persons:

         (i)      three persons to be designated by Robbins or his affiliates;

         (ii) four persons nominated by a nominating committee consisting of the directors of Dreamlife (other than the Robbins Directors and the Chief Executive Officer of Dreamlife) and their respective successors; and

         (iii)    the Chief Executive Officer of Dreamlife.

         If any director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board, the replacement of such director on the Board will be nominated in accordance with the procedures described above.

         In addition, the Restated By-Laws provide that during the term of the Content Provider Agreement and License (the "Content Provider Agreement") effective as of April 23, 1999, among CYL, Robbins and RRI, Robbins will have the right to approve the selection of the Chief Executive Officer of Dreamlife by the Board (the "CEO Approval Right"). The CEO Approval Right will expire if the entire interest in Dreamlife (or successor thereto) obtained by Robbins and RRI in connection with the Exchange Agreement is transferred to any other party on an involuntary basis, e.g., through bankruptcy proceedings or pursuant to a court order. The Content Provider Agreement may be terminated by any party thereto (i) after the tenth anniversary of the launch of the web site on which Robbins content is offered (the "Launch Date") if Dreamlife does not meet specified financial benchmarks by such time or (ii) after the eleventh anniversary of the Launch Date if Dreamlife does not meet certain promotional criteria with respect to the Robbins content. The Content Provider Agreement may also be terminated if a material term of certain agreements between Dreamlife and Robbins and RRI is breached without cure or Dreamlife becomes insolvent, is liquidated, dissolved or the subject of certain bankruptcy proceedings.

         The Restated By-Laws also provide that the Board shall be chaired by a non-executive Chairman of the Board. The Restated By-Laws provide that the Chairman of the Board shall be Robbins or a person nominated by Robbins from among Dreamlife's directors provided that Robbins or his affiliates hold at least 10% of the outstanding shares of common stock or common stock equivalents. The Chairman of the Board is also required to serve as Chairman of Dreamlife's Executive Committee. Robbins currently serves as Chairman of the Board and is Chairman of Dreamlife's Executive Committee.

         Robbins, RRI and Development Holdings have agreed with each other and with Dreamlife pursuant to the Stockholders' Agreement dated May 27, 1999, among such parties (the "Stockholders' Agreement") that until the earlier of March 31, 2014 and the termination of the Content Provider Agreement, each will vote their respective shares of capital stock of Dreamlife (i) in the manner recommended by the Board and (ii) in favor of the election, removal and replacement of directors as described above. The Stockholders' Agreement also contemplated the arrangements described above with respect to the election of a Chief Executive Officer and a Chairman of the Board.

ITEM 2.       PROPERTIES

         We are headquartered in New York, New York, where we lease approximately 17,000 square feet of space at 425 West 15th Street, Suite 3R. The lease expires on August 31, 2004. We currently anticipate that we will require additional space as more personnel are hired.

ITEM 3.       LEGAL PROCEEDINGS

         We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CHANGE IN CORPORATE NAME TO DREAMLIFE, INC.

         By Written Consent in Lieu of a Meeting dated October 28, 1999, holders representing 30,708,396 shares of Dreamlife's capital stock approved a change in the company's corporate name from GHS, Inc. to dreamlife, inc. Such shares represented 76.1% of Dreamlife's outstanding voting stock on the record date for such consent.

         On November 23, 1999, Dreamlife sent to its stockholders an Information Statement for the amendment of its charter to change the corporate name in compliance with Delaware law and Rule 14c-2 promulgated under the Securities Exchange Act of 1934. In accordance with Rule 14c-2, the name change took effect on December 13, 1999. The name change was made to help create a corporate identity tied to the company's new business, a network focusing on personal and professional improvement.

         Please read Dreamlife's definitive Information Statement on Form 14C dated and filed with the Securities Exchange Commission on November 22, 1999, for more information on the name change.

AMENDMENT TO 1999 EMPLOYEE STOCK OPTION PLAN

         By Written Consent in Lieu of a Meeting dated December 17, 1999, holders representing 30,708,396 shares of Dreamlife's capital stock approved an amendment to Dreamlife's 1999 Employee Stock Option Plan to increase, by 1,000,000, the number of shares of common stock reserved for issuance under the 1999 Employee Plan, from 2,287,500 shares to 3,287,500 shares. The shares voting in favor of the amendment represented 76.1% of Dreamlife's outstanding voting stock on the record date for such consent.

         On January 18, 2000, Dreamlife sent to its stockholders an Information Statement for the amendment to the 1999 Employee Stock Option Plan in compliance with Delaware law and Rule 14c-2 promulgated under the Securities Exchange Act of 1934. In accordance with Rule 14c-2, the amendment took effect on February 7, 2000. The amendment was made in light of the expansion of Dreamlife's workforce to enable Dreamlife to continue to provide incentives to employees to advance the interests of Dreamlife and to enable Dreamlife to continue to attract qualified new employees in a competitive marketplace.

         Please read Dreamlife's definitive Information Statement on Form 14C dated and filed with the Securities Exchange Commission on January 18, 2000, for more information on the 1999 Employee Stock Option Plan and the amendment.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "DLIF". The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                1998                       High        Low
              --------                   -------     -------
First Quarter ........................   $  0.50     $  0.25
Second Quarter .......................   $  0.88     $  0.75
Third Quarter ........................   $  0.94     $  0.63
Fourth Quarter .......................   $  2.88     $  0.50

                1999
              --------
First Quarter ........................   $  6.13     $  1.94
Second Quarter .......................   $ 18.25     $  7.88
Third Quarter ........................   $ 16.88     $ 11.00
Fourth Quarter .......................   $ 17.13     $ 11.00

                2000
              --------
First Quarter (through March 27, 2000)   $ 16.50     $ 10.25


         On March 27, 2000, the closing sale price of our common stock on the OTC Bulletin Board was $10 3/4 per share. There were 132 holders of record as of March 15, 2000. We have no outstanding shares of preferred stock as of March 29, 2000.

         On September 9, 1999, 178,582 shares of our Series B preferred stock and 55,745 shares of our Series C preferred stock converted into 1,785,820 and 557,450 shares, respectively, of common stock in accordance with their terms. On November 4, 1999, 99,059.338 shares of the Series A Preferred Stock converted into an aggregate of 30,708,396 shares of our common stock in accordance with its terms. Prior to such conversion, the holders of each class of our preferred stock voted on an as converted basis with the holders of our common stock.

ITEM 6.       SELECTED FINANCIAL DATA

         The selected financial data should be read in conjunction with "Management's Discussion of Financial Condition and Result of Operations" and our financial statements and notes to those statements and other financial information included elsewhere in this Annual Report.


                                                                        April 21, 1999
                                                                        (inception) to
                                                                       December 31, 1999
                                                                       -----------------
Statement of Operations Data:

Revenues ............................................................     $       --

Operating Expenses:

Non-cash compensation expense .......................................        8,572,000
Amortization of intangible assets ...................................        1,386,000
General and administrative ..........................................        5,119,000
                                                                          ------------
     Total operating expenses .......................................       15,077,000
                                                                          ------------
Loss from operations ................................................       15,077,000
Interest income .....................................................          373,000
                                                                          ------------
Net loss ............................................................      (14,704,000)
Beneficial conversion attributable to
preferred stock .....................................................       13,617,000
                                                                          ------------
Net loss attributable to common stockholders ........................     $(28,321,000)
                                                                          ------------
     Basic and diluted net loss per share ...........................     $      (1.84)
                                                                          ------------
Weighted average shares of common stock outstanding used in computing
     basic and diluted net loss per share ...........................       15,380,542
                                                                          ------------


                                                                       As of December 31, 1999
                                                                       -----------------------
Balance Sheet Data:
Cash and cash equivalents............................................      $10,459,000
Working capital .....................................................        9,990,000
Total  assets .......................................................       18,172,000
Long-term liabilities ...............................................           73,000
Stockholders' equity ................................................       16,951,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND OTHER PARTS OF THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES.

OVERVIEW

         As a result of the following, the discussion and analysis of our financial condition and results of operations for the period from inception (April 21, 1999) through December 31, 1999 reflect the operations of Dreamlife's Internet business from the period commencing on April 21, 1999, the date of inception of CYL (See Notes 1, 3 and 4 to Dreamlife's financial statements):

         (i) CYL was the acquiror of Dreamlife for accounting purposes in the reverse acquisition on May 27, 1999 and, thus, the financial statements presented are those of CYL;

         (ii) Dreamlife completed the Spin-Off, which included the spin-off of Dreamlife's subsidiary, USN, and, except for certain cash, all its other business related assets (USN's operations were treated as discontinued operations of Dreamlife for accounting purposes as of May 20, 1999, the date the Board approved the Spin-Off); and

         (iii) CYL was formed on April 21, 1999 and had not conducted significant operations prior to the reverse acquisition on May 27, 1999.

         In connection with Dreamlife's acquisition of CYL's Internet business focusing on personal and professional improvement, Dreamlife completed the following transactions:

         - On May 27, 1999, Dreamlife acquired the right and license to use (subject to certain limitations) the Robbins name in connection with CYL's Internet business, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities of RRI, the exclusive license to use RRI trademarks, tradenames, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages, and seminars owned by RRI in CYL's Internet business as well as various URLs, an online self-help pilot program and a business plan. See Note 3 to our financial statements.

         - On May 27, 1999, Dreamlife acquired Concept Development, Inc., which was formed in September 1996 to provide online general-interest continuing education courses. See Note 4 to our financial statements.

         - On May 27, 1999, Dreamlife entered into a Marketing and License Agreement with The Learning Annex, a leading provider of continuing education courses in five cities in the United States and Canada, for the exclusive online use of its intellectual property and sale of certain of its merchandise over the Internet and for certain co-marketing and co-promotion activities. See Note 4 to our financial statements.

         - On May 27, 1999, Dreamlife obtained an option to acquire The Learning Annex. See Note 4 to our financial statements.

         - On May 27, 1999, Dreamlife completed a private placement resulting in net proceeds to us of approximately $15.1 million. See Note 4 to our financial statements.

PLAN OF OPERATION

         As described above, in May 1999, Dreamlife changed its business to a network to focus on personal and professional improvement from that of USN, which provided access to stereotactic radiosurgery centers using the Gamma Knife technology.

         We are building a premier interactive network for personal and professional improvement. We believe our web site, WWW.DREAMLIFE.COM, will enable our members to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, educational tools and an interface with experts and peer support.

         We plan to derive revenues from sponsorships, electronic commerce, advertising and fees for interactive products and services. Our web site was officially launched on February 12, 2000. Our ability to continually develop our web site and related functionalities will directly affect the timing of future revenues. We anticipate that we will begin to generate an immaterial amount of revenues through the sales of courses and third-party products in the first quarter of 2000. We anticipate that we will begin to generate ad sales and sponsorship revenue by the end of 2000. We do not expect to generate significant revenues until 2001. As with any development stage enterprise, unforeseen difficulties may arise.

RESULTS OF OPERATION FOR THE PERIOD APRIL 21, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

         No comparison of prior periods is presented below as CYL was formed on April 21, 1999 and did not conduct operations prior to May 27, 1999.

REVENUES

         We did not generate revenues during the period from inception through December 31, 1999.

INTEREST INCOME

         Dreamlife earned interest of approximately $0.4 million on cash balances acquired in the CYL acquisition and raised in the May 27, 1999 private placement.

EXPENSES

         Operating expenses for the period from inception to December 31, 1999 totaled $15.1 million, of which $10.0 million relates to non-cash items including $8.6 million of compensation expense for compensatory stock options granted to employees, directors and consultants of Dreamlife and $1.4 million relates to the amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 4 to Dreamlife's financial statements). The remaining $5.1 million of expenses primarily consist of expenses relating to web site design, legal expenses relating to the CYL transactions and general corporate matters and expenses related to prospective content acquisitions. We believe that the cost relating to compensatory stock options will decline in future periods but that the amortization of intangibles may increase depending on the amount and nature of future content acquisitions. Dreamlife believes that the general and administrative expenses will significantly increase as Dreamlife continues to acquire staff and equipment.

BENEFICIAL CONVERSION ATTRIBUTABLE TO PREFERRED STOCK

         Based on the market price of Dreamlife's common stock on the date of issuance of our Series B Preferred Stock, the Series B Preferred Stock had a beneficial conversion feature of $13.6 million, which was recognized as a non-cash charge in loss per share.

LIQUIDITY AND CAPITAL RESOURCES

         We had $10.5 million in cash and cash equivalents at December 31, 1999.

         For the period from inception through December 31, 1999, cash used in operating activities was $4.3 million, of which web site development and content acquisition expenses totaled $2.1 million and legal expenses totaled $0.7 million.

         For the period from inception through December 31, 1999, cash used in investing activities was $3.3 million including $2.1 million of cash paid in the Concept Development acquisition and related legal fees (see Note 4 to Dreamlife's financial statements), $0.9 million of capital expenditures and $0.3 million paid as a security deposit on our New York office lease (see
Note 6 to Dreamlife's financial statements).

         Cash provided by financing activities was approximately $18.0 million, consisting of net proceeds of approximately $15.1 million from a private placement of equity and $3.0 million cash acquired in the acquisition of CYL.

         We believe that we will continue to incur operating losses through at least 2001. We expect that cash and cash equivalents at December 31, 1999 will adequately fund initial significant technology hardware and software expenditures necessary to develop our business and allow us to meet our operating needs through July 2000. We also expect to significantly increase the number of employees devoted to our Internet business from 41 at December 31, 1999 to approximately 90 at June 30, 2000 and believe existing cash will fund related increased costs for at least that period of time. To the extent that such increased costs exceed existing resources and the acquisition or development of content and/or marketing requires significant cash consideration, we anticipate the need to obtain additional financing. We can not assure you that we will be able to secure additional financing or that such financing, if any, will be available on favorable terms.

          In December 1999, we entered into a Content License Agreement with Yahoo! Inc. whereby our content will be placed within Yahoo!'s web site for one year. As of December 31, 1999, under the terms of the Content License Agreement and a media insertion order, we are obligated to pay Yahoo! $1,812,500 through December 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that we report in our financial statements, in addition to our net income (loss), comprehensive income (loss), which includes all changes in equity during a period from nonowner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no differences between our comprehensive loss and our net loss as reported.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic area and major customers. We have determined that we do not have any separately reportable business segments.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We are analyzing the impact of SFAS No. 133 on our financial statements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         THE INDEPENDENT ACCOUNTANTS' REPORT ON OUR FINANCIAL STATEMENTS CONTAINS A "GOING CONCERN" QUALIFICATION. We have incurred significant losses from our operations since inception. As a result of our continued losses our independent auditors have issued their report noting that substantial doubt exists about our ability to continue as a going concern, referring to Note 2 of our financial statements. We can not assure you that we will ever be able to achieve significant revenues or that our business will ever be profitable.

         WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS. We will require additional financing before the end of the third quarter of 2000. We may not be able to obtain the financing or obtain it on terms acceptable to us. Without additional financing, we may be forced to delay, scale back or eliminate some or all of our product development, marketing and other corporate programs. Our business, operating results and financial condition may be materially harmed if revenues do not develop, grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing.

         WE FACE DIFFICULTIES TYPICALLY ENCOUNTERED BY DEVELOPMENT STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS BECAUSE OF OUR NEW INTERNET INITIATIVE. We have just recently begun developing an online network that will initially focus on personal and professional self-improvement. An investor purchasing our common stock must therefore consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, such as online commerce. These risks include our ability to:

         -        further develop our web site;

         -        acquire rights to content for our web site;

         -        create a customer base;

         - respond to changes in a rapidly evolving and unpredictable business environment;

         -        maintain current and develop new strategic relationships;

         -        manage growth;

         -        continue to develop and upgrade our technology; and

         -        attract, retain and motivate qualified personnel.

We cannot assure you that any services or products developed by Dreamlife, independently or with collaborative partners, will achieve market acceptance with customers.

         WE LACK REVENUES AND EXPECT SIGNIFICANT CONTINUING LOSSES, WHICH COULD DECREASE THE VALUE OF YOUR SHARES. Through December 31, 1999, we have not generated revenues from our Internet business and expect to continue to incur significant operating losses and net losses for at least the next several years. We expect that our operating expenses will increase substantially as we continue to expand our business. As a result, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

         WE DEPEND ON ANTHONY ROBBINS, OUR CHAIRMAN, TO PROVIDE CONTENT FOR OUR WEB SITE. We have an agreement with Mr. Robbins, an internationally recognized leader in peak performance and results coaching, and Robbins Research International, Inc., a company controlled by Mr. Robbins, that provides us with content for use on our web site and allows us to use related intellectual property on our web site.

         The agreement with the Robbins group may be terminated

         - if, after the tenth anniversary of the launch of the web site on which Robbins content is offered, we do not meet financial benchmarks specified in the agreement by such time;

         - if, beginning after the eleventh anniversary of the launch date, Dreamlife does not meet specified promotional criteria on an annual basis;

         - if a material term of specified agreements between Dreamlife and the Robbins group is breached without cure; or

         - if we become insolvent, are liquidated, dissolved, or the subject of specified bankruptcy proceedings.

         If our agreement with the Robbins group is terminated, our business will be materially adversely affected.

         WE DEPEND ON A CO-MARKETING ARRANGEMENT WITH THE LEARNING ANNEX. We have an agreement with The Learning Annex, the leading provider of continuing education courses in five cities in the United States and Canada, that gives us the exclusive right to use The Learning Annex's intellectual property online and to sell certain of The Learning Annex's merchandise online. If our agreement with The Learning Annex is terminated due to our inability to pay the license fee, or otherwise, our business will be materially adversely affected.

         CONTENT ON OUR WEB SITE MAY NOT ATTRACT SUFFICIENT NUMBERS OF CUSTOMERS AND ADVERTISERS. Dreamlife's future success will depend upon our ability to create, license and deliver compelling Internet self-improvement-related content to attract users to our web site to purchase services and related merchandise and to attract advertisers to our web site. We cannot assure you that Dreamlife's content will be attractive to a sufficient number of users to generate significant revenues. We cannot assure you that Dreamlife will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to continually attract large numbers of users to our web site. If we are unable to develop Internet content that allows us to attract, retain and expand a loyal user base, our business, operating results and financial condition will be materially adversely affected.

         WE WILL RELY, IN PART, ON LICENSED THIRD-PARTY CONTENT FOR USE ON OUR WEB SITE. We plan to license self-improvement content for our web site in order to attract and retain users and advertisers. If we are unable to obtain desirable content from our current licensors or from new licensors, it will affect the number of visits to our web site, which could materially harm our business. In addition, if we are unable to obtain content at an acceptable cost, it could materially harm our ability to compete and our operating results and financial condition.

         OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL. Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly Beth Polish, our President and Chief Operating Officer, and Anthony Robbins, our Chairman of the Board and provider of content for use on our web site. We do not have any employment contracts with members of our senior management or other key personnel. If one or more members of our management team become unable or unwilling to continue in their present positions, our business could be materially harmed.

         Our senior management team will be assembled in a very short period. These individuals will likely not have previously worked together. The ability of our senior managers to work together effectively as a team is critical to successfully managing our growth. In addition, to manage our anticipated growth, we must hire more employees. Competition for personnel, particularly those having software development and other technical expertise, is intense. If we are unable to hire additional qualified employees, our growth could be impaired.

         OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH OF ONLINE COMMERCE. Use of the Internet by consumers is in its early stages and, as a result, the degree of acceptance of the Internet as a medium for commerce is uncertain. If online commerce does not continue to grow or grows more slowly than expected, our business will be materially harmed. A number of factors could slow the growth of online commerce, including the following:

         - the network infrastructure required to support a substantially larger volume of transactions may not be developed;

         -        government regulation may increase;

         - telecommunications capacity problems may result in slower response times; and

         - consumers may have concerns about the security of online commerce transactions.

         WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS. Dreamlife's success will depend upon our ability to attract customers by providing high-quality content and value-added services. Dreamlife must also attract significant sources of revenues from paid advertisements and sponsorships on our web site. The market for personal and professional improvement industry products and services is intensely competitive. In addition, the online commerce market for these products and services is new, rapidly evolving and competitive. If we are unable to successfully compete, our business, operating results and financial condition would be materially harmed.

         Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have.

         RAPID GROWTH MAY PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES. We anticipate rapid expansion of our operations as we develop and launch our web site. If we are unable to manage our growth effectively, our business could be materially harmed. Our rapid expansion may place a significant strain on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. Our anticipated future expansion will increase this strain.

         WE COULD EXPERIENCE SYSTEM FAILURES THAT INTERFERE WITH CUSTOMERS' ACCESS TO OUR WEB SITE AND RELATED SERVICES. Our business will depend on the efficient and uninterrupted operation of our computer and communications, hardware and software systems. Systems interruptions that cause our web site to be unavailable or that reduce our ability to process transactions could materially harm our business, operating results and financial condition. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We expect some interruptions in the future. We have not yet established a formal disaster recovery plan. Any failure to provide reliable service could impair customer satisfaction, lead to a loss of customers or increase our costs.

         IF WE FAIL TO KEEP PACE WITH RAPID CHANGES INVOLVING THE INTERNET, IT COULD MATERIALLY HARM OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS. Internet technology, commercial applications and online uses are all rapidly evolving. If we do not successfully respond to rapid changes involving the Internet, our business will be materially harmed. In this regard, we must continue to develop, enhance and improve the responsiveness and features of our web site and develop new features to meet customer needs. We also must respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. We regard our trademarks, trade secrets and similar intellectual property as important to our success. We have applied for the registration of some of our trademarks and service marks in the United States and in selected foreign jurisdictions. We have also entered into licensing agreements. However, our efforts to establish and protect our intellectual property rights may be inadequate to prevent misappropriation or infringement of our intellectual property rights. If we are unable to safeguard our intellectual property rights, it could materially harm our business, operating results and financial condition.

         WE MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Although we believe that our use of third-party material on our web site is permitted under current provisions of copyright law, some aspects of Internet content and commerce law are not clearly settled. We may therefore be the subject of alleged infringement claims of the trademarks and other intellectual property rights of third parties. If we become subject to these types of claims, our business could be materially harmed, even if we successfully defend against the claims. In addition, we may be unable to maintain rights to information we plan to disseminate via the Internet.

         WE COULD FACE LIABILITY FOR THE INTERNET CONTENT WE PUBLISH. Because material may be downloaded from our web site and then distributed to others, there is potential that claims will be made against Dreamlife for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Such claims have been brought, and sometimes successfully pressed, against online services in the past. In addition, we could be exposed to liability with respect to the material that may be accessible through our branded products and web site. For example, claims could be made against Dreamlife if we provide information or advice that results in harm to a user. Dreamlife's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify Dreamlife for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on Dreamlife's business, operating results and financial condition.

         THE PROTECTION OF OUR DOMAIN NAMES IS UNCERTAIN BECAUSE THE REGULATION OF DOMAIN NAMES IS SUBJECT TO CHANGE. We currently hold various web domain names relating to our brand, including dreamlife.com, dreamlife.net and dreamlife.org. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we may conduct business. If our ability to acquire or maintain domain names is limited, it could materially harm our business, operating results and financial condition.

         WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL LIABILITIES THAT MAY BE COSTLY AND MAY INTERFERE WITH OUR ABILITY TO CONDUCT BUSINESS ON THE INTERNET. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. These laws and regulations could expose us to compliance costs and substantial liability, which could materially harm our business, operating results and financial condition. In addition, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws would also be likely to impose additional burdens on our business.

         WE MAY BE SUBJECT TO LIABILITY FOR SALES AND OTHER TAXES. We do not plan to collect sales or other similar taxes in most states. Our business could be materially harmed if additional sales and similar taxes are imposed on us, or if penalties are assessed on us for past nonpayment of these taxes. Recently adopted legislation provides that, prior to October 2001, a state cannot impose sales taxes on products sold on the Internet unless these taxes could be charged on non-Internet transactions involving the products. During this moratorium, it is possible that taxing mechanisms may be developed that would, following the moratorium, impose increasing sales and similar tax burdens on us. If these burdens are placed on us, our business could be materially harmed and there could be a material adverse effect on our operating results and financial condition.

         ONE OF OUR STOCKHOLDERS CURRENTLY OWNS MORE THAN 50% OF OUR VOTING SECURITIES AND HAS SPECIAL RIGHTS AFFECTING CORPORATE GOVERNANCE; HIS INTERESTS MAY CONFLICT WITH YOURS. Anthony Robbins, our Chairman of the Board, owns more than 57% of Dreamlife's voting securities, personally and through Robbins Research International. Mr. Robbins and Robbins Research International have agreed in a stockholders' agreement with a stockholder that controls over 19% of the voting stock of Dreamlife, to vote their shares (i) for the recommendation of the Board on matters submitted to a vote of the stockholders and (ii) for the election of specified nominees to the Board. Mr. Robbins would be able to control the outcome of any matter requiring stockholder approval that is not submitted to a vote of the stockholders pursuant to a recommendation of the Board.

         Mr. Robbins has designated three of the six current members of the Board out of the contemplated eight members of the Board pursuant to the stockholders' agreement and Dreamlife's bylaws. He has also agreed with Dreamlife and the over 19% stockholder on the election of an additional three members. With respect to directors elected in the future, while Mr. Robbins or any of his affiliates hold at least 10% of the outstanding shares of common stock or common stock equivalents of Dreamlife, the stockholders' agreement and Dreamlife's bylaws provide that the Board shall consist of the following persons:

         (i)      three persons to be designated by Robbins or his affiliates;

         (ii) four persons nominated by a nominating committee consisting of the directors of Dreamlife (other than the three direct Robbins designees and the Chief Executive Officer of Dreamlife) and their respective successors; and

         (iii)    the Chief Executive Officer of Dreamlife.

         In addition, Robbins has the right to approve the Board's selection of a Chief Executive Officer of Dreamlife during the term of the Content Provider Agreement and License effective as of April 23, 1999 among Dreamlife, the over 19% stockholder, Robbins and Robbins Research International.

         Mr. Robbins' interests may be different than yours.

         WE HAVE ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR BUSINESS AT A PREMIUM PRICE. Some of the provisions of our certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of our company at a premium price or at all. For example, these provisions:

         - provide, so long as Anthony Robbins or any of his affiliates hold at least 10% of the outstanding shares of common stock or common stock equivalents of Dreamlife, that the Board shall consist of (i) three persons to be designated by Robbins or his affiliates; (ii) four persons nominated by a nominating committee consisting of the directors of Dreamlife (other than the three direct Robbins designees and the Chief Executive Officer of Dreamlife) and their respective successors; and
                  (iii) the Chief Executive Officer of Dreamlife;

         - provide that at least two-thirds of the Board approve a merger or consolidation with another entity or a sale of all or substantially all of our assets, or acquisition by us of all or substantially all of the stock or assets of another entity;

         - authorize the issuance of preferred stock in one or more series; and

         - limit the persons who may call special meetings of stockholders.

In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

         OUR STOCK PRICE MAY FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES AT ATTRACTIVE PRICES. The market price of our common stock may be highly volatile. The market prices of securities of other technology-based companies, particularly Internet-related companies, currently are highly volatile. Factors that could cause volatility in our stock price include:

         -        fluctuations in our quarterly operating results;

         - deviations in our results of operations from the estimates of securities analysts;

         - changes in the market valuations of other Internet companies and stock market price and volume fluctuations generally;

         - economic conditions specific to online commerce and the personal improvement industry;

         - announcements by us or our competitors relating to new services or technologies, significant acquisitions, strategic relationships, joint ventures or capital commitments;

         -        regulatory developments; and

         -        additions or departures of our key personnel.

         SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD IMPAIR OUR STOCK PRICE. As of March 15, 2000, there were 40,368,351 shares of our common stock outstanding, of which 33,952,951 were restricted securities as that term is defined by Rule 144 under the Securities Act of 1933, 1,843,270 of which are registered in an effective registration statement. Such shares will be eligible for public sale only if registered under the Securities Act or sold in accordance with Rule 144. The market price of our common stock could drop due to the sale of a large number of shares of our common stock, such as the shares sold under this prospectus or under Rule 144, or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of common stock.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              None.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements required by Item 8 are included in this Annual Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 10, 1999, the Board voted to engage KPMG LLP, independent certified public accountant, to act as our independent certified public accountant effective as of December 3, 1999, thereby dismissing and replacing Richard A. Eisner & Company, LLP, which was terminated by letter authorized by the Board on December 10, 1999.

         The former accountant's reports for our two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between our former accountant and us with regard to any matters which would have caused such accountant to make reference to the subject matter thereof with their report.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTOR AND EXECUTIVE OFFICERS

         The following table sets forth the director and executive officers of Dreamlife, their ages and the positions held by them with Dreamlife on March 29, 2000.


NAME                                      AGE  POSITION
Beth Polish............................    39  President and Chief Operating
                                               Officer
Philicia G. Levinson...................    35  Senior Vice President, Chief
                                               Financial Officer,
                                               Secretary and Treasurer
H. Peter Guber (a).....................    57  Director
Peter A. Lund (b)......................    58  Director
Charles D. Peebler, Jr. (c)............    63  Director
Anthony J. Robbins (a).................    40  Director
Fredric D. Rosen(c). ..................    55  Director
Bruce L. Stein(a)......................    45  Director


-------------
(a)      Nominated as a Robbins Director
(b)      Nominated by the Old Board
(c)      Nominated by the CYL Transaction Group

         BETH POLISH has served as our President and Chief Operating Officer since May 1999. From August 1998 through May 1999, Ms. Polish was a consultant to CYL. Previously, Ms. Polish was managing director of KPMG's new media consulting practice. From August 1995 through 1996, Ms. Polish was founding Chief Financial Officer and Senior Vice President Corporate Development for iVillage, Inc., a leading online women's network. For the three years prior, Ms. Polish was a Vice President at Bannon & Co., an investment bank specializing in media, entertainment and communications industries. Ms. Polish received an M.B.A. from Harvard Business School and an A.B. from Franklin & Marshall College.

         PHILICIA G. LEVINSON joined us in August 1999 and currently serves as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Prior to joining Dreamlife, Ms. Levinson was Senior Vice President, Chief Financial Officer and Secretary of Headway Corporate Resources, Inc., a publicly-held staffing and human resources company from March 1999 through August 1999. Previously, Ms. Levinson served as Senior Vice President, Director of Finance of Headway from May 1998 through March 1999, Vice President, Director of Corporate Development of Headway from April 1995 to May 1998, and Director of Client Service for Whitehall Associates, a division of Headway, from December 1992 to April 1995. She also held the position of Secretary of Headway from September 1996 through August 1999. Ms. Levinson received an M.B.A from Harvard Business School and a B.A. from the University of Virginia.

         H. PETER GUBER has served as one of our directors since November 1999. Mr. Guber has also served as Chairman and Chief Executive Officer of Mandalay Pictures LLC, an entertainment production company, since March 1998. Mr. Guber also holds a majority ownership position in, and is an executive officer of, Mandalay Television, Mandalay E-Media and Mandalay Music, and has a significant ownership interest in, and is an executive officer of, Mandalay Sports Entertainment and Mandalay Media

Arts. From 1989 to 1995, Mr. Guber was Chairman and Chief Executive Officer of Sony Pictures Entertainment, after which he became Chairman and Chief Executive Officer of Mandalay Entertainment through mid-1998.

         PETER A. LUND has served as one of our directors since November 1999. Mr. Lund, currently a private investor, was President and Chief Executive Officer of the CBS Television and Cable Group from January 1997 to June 1997 and President and Chief Executive Officer of CBS Inc. from November 1995 to January 1997. He also served as President of the CBS Broadcast Group from February 1995 to November 1995. From 1990 to 1995, he served as Executive Vice-President of the CBS Broadcast Group and President of the CBS Television Network. Mr. Lund is currently a director of Lycos, Inc., a publicly-held company. He is also a trustee on the Board of Trustees of the University of St. Thomas.

         CHARLES D. PEEBLER, JR. has served as one of our directors since November 1999. Mr. Peebler recently retired as Chairman Emeritus of True North Communications Inc., the world's sixth largest advertising agency holding company. Previously he served as President of True North Communications Inc. and Chairman and Chief Executive Officer of True North Diversified Companies, a marketing services wholly-owned subsidiary of True North Communications Inc. He also served as President and Chief Executive Officer of Bozell, Jacobs, Kenyon & Eckhardt, Inc. from January 1986 to December 1997, when it was acquired by True North Communications Inc. Mr. Peebler is currently a director of Valmont Industries, Inc., the leading manufacturer of mechanized irrigation equipment for agriculture, and Youbet.com, Inc., the leading online gaming company in the United States, each a publicly held company.

         ANTHONY J. ROBBINS has served as one of our directors and our Chairman of the Board since November 1999. Mr. Robbins has served as Chairman of the Board of Robbins Research International, Inc., also known as The Anthony Robbins Companies, since 1983. Mr. Robbins is an internationally recognized leader in peak performance and results coaching. He is an international best selling author of five books on peak performance and wealth management, and his "Personal Power" audio program is the number-one personal and professional coaching system of all time with more than 30 million tapes being used to transform lives worldwide. More than two million people have participated in Mr. Robbins' live seminars; and each year, individuals from over 70 nations have attended his Mastery University.

         FREDRIC D. ROSEN has served as one of our directors since November 1999. He was President and Chief Executive Officer of Ticketmaster Group, Inc., the world's largest computer ticketing service company, from December 1993 to June 1998. From September 1982 to December 1993, Mr. Rosen was Chairman of the Board and Chief Executive Officer of Ticketmaster Group, Inc. He has acted as a business consultant for various companies and has been consulting for Dreamlife since June 1999. Mr. Rosen is also currently a director of Engage Technologies, Inc., a publicly held an Internet profiling company, and Casden Properties, Inc., a real estate investment company. In March 2000, Mr. Rosen became Chairman of ZD Events, Inc., a company that operates trade shows.

         BRUCE L. STEIN has served as one of our directors since November 1999. Mr. Stein served as Worldwide President and a director of Mattel Inc. from August 1996 to March 1999, and Chief Operating Officer of Mattel Inc. from September 1997 to March 1999. Mr. Stein also served as President and Chief Executive Officer of SONY Interactive Entertainment from July 1995 to August 1996. Previously, he served as President of the Kenner Products division of Hasbro, Inc. from January 1987 to July 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on information available to us, the following persons did not file Initial Statements of Beneficial Ownership on Form 3 within 10 days of their becoming a reporting person disclosing their status as such: H. Peter Guber, Philicia G. Levinson, Peter A. Lund, Charles D. Peebler, Jr., Fredric D. Rosen and Bruce L. Stein. Each such individual did subsequently file a Form 3 and an Annual Statement of Beneficial Ownership on Form 5 in a timely manner.

ITEM 11.      EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

         In connection with the Spin-off, USN assumed the obligations under the employment agreement between Mr. Gold and Dreamlife.

         In May 1999, Dreamlife entered into a three-year employment agreement with William Zanker pursuant to which Mr. Zanker will be responsible for such executive responsibilities as shall be assigned to him by Dreamlife's Chief Operating Officer. Pursuant to the agreement, Mr. Zanker will receive an annual base salary of $200,000, subject to increase at the discretion of the Board. If Mr. Zanker's employment is terminated without cause, he is entitled to severance compensation in an amount equal to the employee's base salary for the remainder of the employment term. The agreement also contains confidentiality and non-competition provisions prohibiting the employee from competing against Dreamlife and disclosing trade secrets and other proprietary information.

BOARD COMMITTEES

         The compensation committee of the Board reviews and recommends to the Board the compensation and benefits of all executive officers of Dreamlife, administers Dreamlife's stock option plans and establishes and reviews general policies relating to compensation and benefits of employees of Dreamlife. The compensation committee consists of Fredric Rosen and Peter Lund.

         The executive committee of Board consists of Anthony J. Robbins, Charles D. Peebler, Jr., Fredric D. Rosen and Bruce L. Stein. Mr. Robbins is the Chairman of the Executive Committee.

DIRECTOR COMPENSATION

         All directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board meetings.

         Dreamlife pays each non-employee director a $2,000 fee for each Board meeting attended. In December, 1999, we granted to each non-employee director a one-time, ten-year option to purchase 55,000 shares of common stock at an exercise price of $10.00 per share under our 1999 Outside Directors Stock Option Plan. Of each 55,000 grant, options to purchase 15,000 shares vested immediately on the date of grant and options to purchase the remaining 40,000 shares will vest in equal semi-annual amounts over two years. Deferred compensation expense was recognized by Dreamlife in connection with the issuance of such options in the amount of $1.98 million. Of this amount, $0.63 million was recognized as compensation expense during the period from April 21, 1999 (inception) to December 31, 1999 and the remaining $1.35 million will be amortized over the balance of the two-year vesting period.

EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued for the years specified below for Dreamlife's Chief Executive Officer and its most highly compensated executive officer, other than its Chief Executive Officer, whose salary and bonus for such fiscal year were in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION                                  ANNUAL SALARY
Alan Gold (1)
    President and Chief Executive Officer
    1999..............................................        $ 63,550
    1998..............................................         207,500
    1997..............................................         115,000

Beth Polish (2)
    President and Chief Operating Officer
    1999..............................................         $145,601


--------------
(1) Mr. Gold served as our President until May 1999 and our Chief Executive Officer until November 1999.
(2)      Ms. Polish joined us in May 1999.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth grants of stock options to our most highly compensated executive officer for the year ended December 31, 1999. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                               INDIVIDUAL GRANTS
                                                   PERCENT OF
                                                     TOTAL
                                                    OPTIONS                                      POTENTIAL REALIZABLE
                                     NUMBER OF     GRANTED TO                                  VALUE AT ASSUMED ANNUAL
                                    SECURITIES     EMPLOYEES      EXERCISE                       RATES OF STOCK PRICE
                                    UNDERLYING     IN FISCAL     PRICE PER                     APPRECIATION FOR OPTION
                                      OPTIONS        YEAR          SHARE        EXPIRATION               TERM
NAME                                GRANTED (#)     (%)(1)         ($/SH)         DATE           5%($)           10%($)
----                                -----------     ------         ------         ----           -----           ------
Beth Polish..................       1,300,000        31.1%          (2)          5/27/09      23,704,485    44,557,259


--------------
(1) Based on options to purchase an aggregate of 4,183,750 shares of common stock granted under and outside our 1999 Employee Stock Option Plan, our 1999 Consultants Stock Option Plan and our 1999 Outsider Directors Stock Option Plan in the year ended December 31, 1999 to employees, consultants and directors of Dreamlife.

(2) Board approved options granted to Ms. Polish consist of (i) 300,000 options at an exercise price of $4.50 per share, all of which are currently vested, (ii) 225,000 options at an exercise price of $9.00 per share, all of which vest on May 27, 2000, (iii) 225,000 options at an exercise price of $9.00 per share, all of which vest on May 27, 2001, (iv) 250,000 options at an exercise price of $10.00 per share, of which 20,833.33 vest on June 27, 2001 and

20,833.33 vest each month thereafter for eleven consecutive months, and (v) 300,000 options at an exercise price of $12.00 per share, of which 25,000 vest on June 27, 2002 and 25,000 vest each month thereafter for eleven successive months. Ms. Polish's options were granted outside Dreamlife's current stock option plans. Compensation expense related to these options was $5,797,000 during the period April 21, 1999 (inception) through December 31, 1999. An additional $4,322,000 in compensation expense will be recognized over the remaining vesting period of these options.

                          FISCAL YEAR END OPTION VALUES

         The following table provides certain summary information concerning stock options held as of December 31, 1999 by our former Chief Executive Officer and our most highly compensated executive officer, other than our former Chief Executive Officer. No options were exercised during fiscal 1999 by any of the officers, other than set forth below. The value of unexercised in-the-money options at fiscal year-end is based on $16.06 per share, the assumed fair market value of the common stock at December 31, 1999, less the exercise price per share.


                                                                   NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                             NUMBER OF SECURITIES EXERCISED              UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                                                                                          AT FISCAL YEAR-END
NAME                      SHARES ACQUIRED          VALUE           EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                      -------------------  ---------------     -----------      -------------    -----------     -------------
                            On Exercise (#)    Realized ($)
                            ---------------    ------------

Alan Gold(1) .......      141,052               $1,983,544                 --               --             --                 --
Beth Polish ........         --                       --                300,000        1,000,000     $3,468,000         $5,910,000


------------------
(1) On May 20, 1999, Dreamlife repriced the exercise price of Mr. Gold's options from $1.00 to $0.75 per share. Mr. Gold exercised, on a cashless basis, options to purchase 149,000 shares on June 25, 1999, resulting in the issuance of 141,052 shares of our common stock. Based on the average closing bid and asked prices of our common stock on June 25, 1999 ($14.0625) the total value of the 141,052 shares were approximately $1,983,544.

STOCK OPTION PLANS

1997 STOCK OPTION PLAN

         Officers, directors, consultants and other key personnel of Dreamlife are eligible for option grants under our 1997 Stock Option Plan (the "1997 Plan"), which is administered by the Board. The administration of the 1997 Plan may be delegated to a committee of the Board in the Board's discretion. The 1997 Plan replaced the expired 1986 Stock Option Plans. There are no options outstanding under the 1986 Stock Option Plan.

         The 1997 Plan authorizes the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to purchase up to 750,000 shares of common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of Dreamlife) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISO's granted to a 10% stockholder). As of December 31, 1999, options to purchase an aggregate of 325,000 shares had been granted under the 1997 Plan and 425,000 shares were available for future grant.

         To the extent not otherwise provided by the Board, options granted under the 1997 Plan to employees and consultants become exercisable in three installments, each equal to one-third of the entire option granted and exercisable on the first, second and third anniversaries of the grant date, respectively. In the event of termination of an employee's service to Dreamlife, vested options may be exercised within one year following the date of death or following a determination of disability and within three months following termination for any other reason; except that, if such termination is for cause, the options will not be exercisable following such termination. In no event may an option be exercised later than the date of expiration of the term of the option as set forth in the agreement evidencing such option. Options will not be transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1997 Plan will terminate by its terms in 2007.

1999 EMPLOYEE STOCK OPTION PLAN

         Officers and other full time employees of Dreamlife and any of its subsidiaries are eligible to participate in the 1999 Employee Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 3,287,500 shares of common stock are reserved for issuance under the 1999 Employee Stock Option Plan. As of December 31, 1999, options to purchase an aggregate of 2,171,250 shares had been granted, net of forfeitures, under the 1999 Employee Stock Option Plan and 1,116,250 shares were available for future grant.

         The 1999 Employee Stock Option Plan permits grants of ISOs and NSOs. An employee who owns more than ten percent (10%) of the total combined voting power of all classes of outstanding stock of Dreamlife or its subsidiaries will not be eligible for the grant of an ISO, unless the requirements set forth in Section 422(c)(5) of the Internal Revenue Code (the "Code") are satisfied. The exercise price per share of an option is established by the administrator of the 1999 Employee Stock Option Plan in its discretion, but, in the case of an ISO, may not be less than the fair market value (or not less than 110% of the fair market value under the requirements of Section 422(c)(5) of the Code) of a share of common stock as of the date of grant. NSOs granted under the 1999 Employee Stock Option Plan may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding. No individual is permitted to receive options to purchase common stock during any fiscal year covering in excess of 500,000 shares of common stock; provided, however, a newly hired individual may receive options to purchase up to 1,300,000 shares of common stock during the portion of the fiscal year remaining after his or her date of hire.

         Options granted under the 1999 Employee Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant, in the case of an ISO (or five years under the requirements of Section 422(c)(5) of the Code). The exercise of an option may be accelerated in the event of the optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the plan administrator in its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative).

         The 1999 Employee Stock Option Plan provides for partial acceleration of options granted under the plan under certain circumstances involving certain changes in control of Dreamlife. The 1999 Employee Stock Option Plan will terminate by its terms in 2009.

1999 OUTSIDE DIRECTORS STOCK OPTION PLAN

         Non-Employee directors of Dreamlife and any of its subsidiaries are eligible for option grants under the 1999 Outside Directors Stock Option Plan, which is administered by the Board. An aggregate of 385,000 shares of common stock are reserved for issuance under the 1999 Outside Directors Stock Option Plan. As of December 31, 1999, options to purchase an aggregate of 330,000 shares had been granted under the 1999 Employee Stock Option Plan and 55,000 shares were available for future grant.

         The options granted under the 1999 Outside Directors Stock Option Plan are NSOs. The exercise price per share of an option is established by the Board in its discretion. The exercise price per share of an option may be fixed or vary in accordance with a predetermined formula while the option is outstanding.

         Options granted under the 1999 Outside Directors Stock Option Plan are exercisable (subject to such restrictions and vesting provisions as the Board may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the Board in its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1999 Outside Directors Stock Option Plan will terminate by its terms in 2009.

1999 CONSULTANTS STOCK OPTION PLAN

         Consultants and other bona fide service providers to Dreamlife and any subsidiaries are eligible for option grants under the 1999 Consultants Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 327,500 shares of common stock are reserved for issuance under the 1999 Consultants Stock Option Plan. As of December 31, 1999, options to purchase an aggregate of 327,500 shares had been granted under the 1999 Consultants Stock Option Plan and no shares were available for future grant.

         The options granted under the 1999 Consultants Stock Option Plan are NSOs. The exercise price per share of an option is established by the administrator of the 1999 Consultants Stock Option Plan in its discretion. The exercise price may be fixed or may vary in accordance with a predetermined formula while the option is outstanding.

         Options granted under the 1999 Consultants Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the plan administrator in its discretion on the date of grant. Options will not be transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1999 Consultants Stock Option Plan will terminate by its terms in 2009.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 15, 2000, certain information concerning beneficial ownership of Dreamlife's voting securities by
(i) each person known to Dreamlife to beneficially own 5% or more of Dreamlife's outstanding voting securities, (ii) all executive officers and directors of Dreamlife naming them, and (iii) all executive officers and directors of Dreamlife as a group, without naming them.



                                                                               Number of Shares
                                                                                    of                        Percent of
                                                                               Common Stock                  Common Stock
Name and Address of                                                            Beneficially                  Beneficially
Beneficial Owner(1)                                                            Owned (2)                        Owned (3)
-------------------                                                            ---------                        ---------
Anthony J. Robbins
Chairman of the Board
9191 Towne Center Drive
Suite 600
San Diego, CA 92122.........................                                       23,031,297 (4)                  57.1%
CYL Development Holdings, LLC
330 South Street
P.O. Box 1975
Morristown, NJ 07962-1975...................                                       7,677,099 (5)                   19.0%
Stanley S. Shuman
711 Fifth Avenue
New York, NY 10022..........................                                       2,883,000 (6)                    7.1%
Allen & Company Incorporated
711 Fifth Avenue
New York, NY 10022..........................                                       2,022,000 (7)                    5.0%
Fredric D. Rosen
Director....................................                                        310,000 (8)                      *
Beth Polish
President and Chief Operating Officer.......                                        300,000 (9)                      *
Philicia G. Levinson
Senior Vice President, Chief Financial Officer, Secretary and Treasurer                  0                           *
H. Peter Guber
Director....................................                                         15,000(10)                      *
Peter A. Lund
Director....................................                                         15,000(10)                      *
Charles D. Peebler, Jr.
Director....................................                                         15,000(10)                      *
Bruce L. Stein
Director....................................                                        15,000 (10)                      *
All Directors and Executive Officers as
a group (eight persons)                                                             23,701,297 (4) (8) (9) (10)   57.8%


----------------------

*   less than 1%

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person named above. Each holder has an address c/o dreamlife, inc., 425 West 15th Street, Suite 3R, New York, NY 10011, unless otherwise noted.

(2) Generally, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.

(3) Based on a total of 40,368,351 shares of common stock. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(4) Based in part on a Schedule 13D filed by Robbins and RRI. The shares of common stock reported hereby were issued upon the conversion of shares of Dreamlife's Series A Preferred Stock held by Robbins and RRI and received by them in the CYL Transaction. Of the number of shares of common stock reported in the table, RRI is the direct holder of 6,909,389 shares. In his capacity as Chairman and sole equity owner of RRI, Robbins shares voting and dispositive power with respect to the securities beneficially owned by RRI and may be deemed to be the beneficial owner of such securities. Robbins, RRI and Development Holdings have agreed with each other and with Dreamlife pursuant to the Stockholders' Agreement that until the earlier of March 31, 2014 and the termination of the Content Provider Agreement, each will vote their respective shares of capital stock of Dreamlife in the manner recommended by the Board and in favor of the election, removal and replacement of directors as described in this report.

(5) Based in part on a Schedule 13D filed by Development Holdings, Kurt T. Borowsky and David J. Roy. The shares of common stock reported hereby were issued upon the conversion of shares of Series A Preferred Stock held by Development Holdings and received by Development Holdings in the CYL Transaction. In their capacities as managers of Development Holdings, Messrs. Borowsky and Roy together irrevocably possess the sole power to vote and dispose of common stock owned by Development Holdings, and may each, therefore, be deemed to be the beneficial owner of such securities. Further, a charitable trust, of which Messrs. Borowsky and Roy are trustees, owns an indirect pecuniary interest in more than 5% of the shares of common stock held by Development Holdings. Robbins, RRI and Development Holdings have agreed with each other and with Dreamlife pursuant to the Stockholders' Agreement that until the earlier of March 31, 2014 and the termination of the Content Provider Agreement, each will vote their respective shares of capital stock of Dreamlife in the manner recommended by the Board and in favor of the election, removal and replacement of directors as described in this report.

(6) Includes (i) 1,902,000 shares of common stock held by Allen & Company Incorporated ("Allen & Company"), (ii) 120,000 shares of common stock issuable upon exercise of warrants held by Allen & Company and (iii) 20,000 shares of common stock issuable upon exercise of warrants beneficially owned by Mr. Shuman. Mr. Shuman, who is a Managing Director of Allen & Company, disclaims beneficial ownership of the shares and warrants referred to in clauses (i) and (ii) above, except to the extent of his pecuniary interest therein. Allen & Company disclaims beneficial ownership of the warrants referred to in clause
         (iii) above.

(7) Includes 120,000 shares of common stock issuable upon exercise of warrants beneficially owned by Allen & Company. Does not include 80,000 shares of common stock issuable upon exercise of warrants owned of record by Allen & Company in which certain officers and directors of Allen & Company possess a beneficial interest to which Allen & Company disclaims beneficial ownership.

(8) Represents 310,000 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Rosen.

(9) Represents 300,000 shares of common stock issuable upon the exercise of presently exercisable options held by Ms. Polish.

(10) Represents 15,000 shares of common stock issuable upon the exercise of presently exercisable options held by such individual.

Item 13.      Certain Relationships and Related Transactions

         As consideration for financial advisory services rendered by Allen & Company to Dreamlife through May 27, 1999 in connection with the CYL Transaction and the acquisition of Concept Development, Inc., Dreamlife agreed to pay Allen & Company a financial advisory fee of $400,000, payable in installments of $100,000 on each of August 1, 1999, August 1, 2000, September 1, 2000 and October 1, 2000. As a result of the Assignment and Assumption Agreement entered into between Dreamlife and USN in connection with the Spin-Off, USN is solely responsible for the payment of such fees as such fees relate to events occurring prior to May 27, 1999. Allen & Company is a significant stockholder of Dreamlife. William F. Leimkuhler was one of our directors until November 1999 and was a Vice President of Allen & Company at the time of the arrangement described above and at the time of the private placement described in the next paragraph.

         In May 1999, Dreamlife sold 178,582 shares of newly-designated Series B preferred stock in a private placement in which it raised approximately $16.1 million in gross proceeds. Allen & Company was paid approximately $1.0 million in commissions as placement agent in the private placement. The Series B preferred stock converted into an aggregate of 1,785,820 shares of common stock on September 9, 1999.

         In May 1999, Dreamlife retained Scott & Stringfellow, an investment banking firm, to prepare an appraisal of USN in connection with the Spin-off. Mr. Charles H. Merriman III was one of our directors until November 1999 and was a Managing Director of Scott & Stringfellow at the time of the arrangement.

         Pursuant to the Content Provider Agreement, the members of CYL contributed the exclusive right and license to use (subject to certain limitations) all goodwill attached to the Robbins name and likeness in connection with CYL's Internet business, the existing Internet activities and business of RRI, the exclusive license to use RRI trademarks, tradenames, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages, and seminars owned by RRI in CYL's Internet business. Also contributed were various URLs, an online self-help pilot program and a business plan. The terms of the Content Provider Agreement provide that CYL will share revenues with Robbins and RRI from the online sale of Robbins, RRI or CYL products. There are also additional amounts due for off-line sales of Robbins or RRI products.

         Fredric D. Rosen, one of our directors, has been consulting for us since June 1999. Mr. Rosen is paid a monthly consulting fee of $14,000 and is reimbursed for out of pocket expenses incurred in connection with consulting services rendered on our behalf. We have also issued to Mr. Rosen a five-year, immediately exercisable option to purchase 295,000 shares of our common stock at an exercise price of $10.00 per share under our 1999 Consultants Stock Option Plan. Compensation expense related to these options of $1,935,000 was recognized by us during the quarter ended December 31, 1999.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Exhibits


Exhibit
Number   Description and Method of Filing
-------  --------------------------------
2.1      Contribution and Exchange Agreement dated as of May 20, 1999 among the registrant, Change Your Life.com, LLC, Anthony J.
         Robbins, Robbins Research International Inc. and CYL
         Development Holdings, LLC (1)

2.2 Agreement and Plan of Reorganization dated as of May 27, 1999 among the registrant, Concept Acquisition Corporation, Concept
         Development, Inc., William Zanker and Debbie Dworkin (2)

2.3      Agreement of Merger dated as of May 27, 1999 between Concept
         Acquisition Corporation and Concept Development, Inc. (2)

3(i).1   Restated Certificate of Incorporation (3)

3(i).2   Certificate of Amendment to Certificate of Incorporation dated
         June 18, 1987 (4)

3(i).3   Certificate of Amendment to Certificate of Incorporation dated
         November 17, 1989 (5)

3(i).4   Certificate of Amendment to Certificate of Incorporation filed
         November 3, 1999 (6)

3(i).5   Certificate of Amendment to Certificate of Incorporation filed
         December 13, 1999 (7)

3(ii)    Amended and Restated By-Laws (1)

10.1     Content Provider Agreement and License effective as of April
         23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (2) (8)

10.2 Escrow Agreement dated as of May 27, 1999 among the registrant, Debbie Dworkin and State Street Bank and Trust
         Company (2) (8)

10.3 Repurchase Agreement dated as of May 27, 1999 between the registrant and Debbie Dworkin (2)

10.4 Employment Agreement dated as of May 27, 1999 between the registrant and William Zanker (1)

10.5     Exclusive License and Marketing Agreement dated as of May 27,
         1999 among the registrant, Seligman Greer Communication
         Resources, Inc., SGS Communications Resources, Inc., Seligman
         Greer Sandberg Enterprises, Inc., SGC Communication Resources
         LLC and Learning Annex Interactive LLC (2) (8)

10.6 Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS
         Communication Resources, Inc., Seligman Greer Sandberg
         Enterprises, Inc., SGC



         Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (2)(8)

10.7 Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research
         International Inc. and CYL Development Holdings, LLC (1)

10.8 Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International
         Inc. and CYL Development Holdings, LLC (1)

10.9 Lease for 425 West 15th Street, Floor 3R, New York, New York dated May 21, 1999 between the registrant and CFG/AGSB Chelsea
         Ninth, L.L.C. (9)

10.10 Distribution Agreement dated May 27, 1999 between the registrant and USN (10)

10.11 Tax Matters Agreement dated May 27, 1999 between the registrant and USN (10)

10.12 Assignment and Assumption Agreement dated May 27, 1999 between the registrant and USN (10)

10.13    1997 Stock Option Plan (11)

10.14    1999 Employee Stock Option Plan (6)

10.15    1999 Outside Directors Stock Option Plan (6)

10.16    1999 Consultants Stock Option Plan (6)

10.17    Content License Agreement dated December 6, 1999 between Yahoo!
         Inc. and the registrant, as amended (7) (12)

16       Letter, dated December 13, 1999, of Richard A. Eisner &
         Company, LLP (13)

23.1     Consent of KPMG LLP (7)

27.1     Financial Data Schedule (7)



(1) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.
(2) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission on February 17, 2000.
(3) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.
(4) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.
(5) [Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.]
(6) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(7)      Filed herewith

(8) Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(9) Incorporated by reference to Exhibit 10(i) to the registrant's Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999.
(10) Incorporated by reference to exhibits to U.S. Neurosurgical, Inc.'s (a former subsidiary of the registrant) Form 10 as filed with the Securities and Exchange Commission on July 1, 1999.
(11) Incorporated by reference to Exhibit 10(k) to the registrant's 1997 Annual Report on Form 10-K.
(12) Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(13)     Incorporated by reference to Exhibit 16 to the registrant's Form
         8-K/A dated December 3, 1999 and filed with the Securities
         Exchange Commission on December 15, 1999.

----------

         (b)      Reports on Form 8-K

         On December 10, 1999 Dreamlife filed a report on Form 8-K dated December 3, 1999 under Item 4 (Changes in Registrant's Certified Accountant) to report our change in auditors from Richard A. Eisner & Company, LLP to KPMG LLP.

         On December 15, 1999 Dreamlife filed a report on Form 8-K/A dated December 3, 1999 under Item 4 (Changes in Registrant's Certified Accountant) to include as an exhibit to our report dated on December 10, 1999, a letter exhibit from Richard A. Eisner & Company, LLP as required under Rule 304 of Regulation S-K of the Securities Act of 1933.

         (c)      Exhibits

                  Exhibits required by Section 601 of Regulation S-K (see (a) above).

         (d)      Financial Statement Schedules

                  None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 2000.

                                         DREAMLIFE, INC.

                                         By: /s/ Beth Polish
                                            ----------------------------------
                                         Beth Polish
                                         President and Chief Operating Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


     Signature                         Title of Capacities                             Date
     ---------                         -------------------                             ----
/s/ Beth Polish                    President and Chief Operating Officer       March 30, 2000
-----------------------------
Beth Polish

/s/ Philicia G. Levinson           Senior Vice President, Chief Financial      March 30, 2000
-----------------------------         Officer, Secretary & Treasurer
Philicia G. Levinson

/s/ Anthony J. Robbins                            Director                     Narch 30, 2000
-----------------------------
Anthony J. Robbins

/s/ Peter A. Lund                                 Director                     March 30, 2000
-----------------------------
Peter A. Lund

/s/ Charles D. Peebler, Jr.                       Director                     March 30, 2000
-----------------------------
Charles D. Peebler, Jr.

/s/ Fredric D. Rosen                              Director                     March 30, 2000
-----------------------------
Fredric D. Rosen

/s/ Bruce L. Stein                                Director                     March 30, 2000
-----------------------------
Bruce L. Stein


                          INDEX TO FINANCIAL STATEMENTS

                                 DREAMLIFE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS



                                                                                     Page
                                                                                     ----

Independent auditors' report....................................................     F-2

Financial Statements:

         Balance sheet as of December 31, 1999..................................     F-3

         Statement of operations for the period from April 21, 1999

                  (date of inception) to December 31, 1999......................     F-4

         Statement of stockholders' equity

                  for the period from April 21, 1999

                  (date of inception) to December 31, 1999......................     F-5

         Statement of cash flows for the period from April 21, 1999

                  (date of inception) to December 31, 1999......................     F-6

Notes to financial statements...................................................     F-7


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
dreamlife, inc. (formerly GHS, Inc.):

We have audited the accompanying balance sheet of dreamlife, inc. (formerly GHS, Inc.) (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows from April 21, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of dreamlife, inc. (formerly GHS, Inc.) (a development stage enterprise) as of December 31, 1999, and the results of its operations and its cash flows from April 21, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has not generated revenues and has incurred losses from development stage activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ KPMG LLP

New York, New York
March 7, 2000

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                December 31, 1999

                      (in thousands, except share amounts)



                                     ASSETS
Current assets:

    Cash and cash equivalents ...............................................   $ 10,459
    Prepaid expenses and other current assets ...............................        579
    Cash held in escrow .....................................................        100
                                                                                --------
                   Total current assets .....................................     11,138

Property and equipment, net of accumulated depreciation of $83 ..............      1,013
Intangible assets, net of accumulated amortization of $1,386 ................      5,744
Security deposits ...........................................................        277
                                                                                --------

                   Total assets .............................................   $ 18,172
                                                                                ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable ........................................................   $    745
    Accrued expenses ........................................................        310
    Obligations under capital lease, current portion ........................         93
                                                                                --------
                   Total current liabilities ................................      1,148

Obligations under capital lease, net of current portion .....................         73

Stockholders' equity:

    Common stock - $.01 par value.  Authorized 100,000,000 shares;
       issued and outstanding 40,368,351 shares .............................        403
    Additional paid-in capital ..............................................     37,042
    Deferred compensation ...................................................     (5,790)
    Deficit accumulated during the development stage ........................    (14,704)
                                                                                --------

                   Total stockholders' equity ...............................     16,951

                                                                                --------

                   Total liabilities and stockholders' equity ...............   $ 18,172
                                                                                ========


See accompanying notes to financial statements.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                             Statement of Operations

                 Period from April 21, 1999 (date of inception)
                              to December 31, 1999

               (in thousands, except share and per share amounts)


Expenses:
    Noncash compensation expense                                  $      8,572
    Amortization of intangible assets                                    1,386
    General and administrative                                           5,119
                                                                  ------------
                   Total operating expenses                             15,077

Interest income                                                            373

                                                                  ------------
                   Net loss                                            (14,704)

Beneficial conversion attributable to preferred stock                   13,617
                                                                  ------------

                   Net loss attributable to common stockholders   $    (28,321)
                                                                  ============

Basic and diluted net loss per common share                       $      (1.84)
                                                                  ============

Basic and diluted outstanding common shares                         15,380,542
                                                                  ============


See accompanying notes to financial statements

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity

                 Period from April 21, 1999 (date of inception)
                              to December 31, 1999

                      (in thousands, except share amounts)



                                                                  Convertible Preferred Stock   Convertible Preferred Stock
                                           Common Stock             Series A Par Value $.01       Series B Par Value $.01
                                      Shares          Amount        Shares         Amount         Shares     Amount
                                      ------          ------        ------         ------         ------     ------
Issuance of shares pursuant to
    merger  of  dreamlife,  inc. and
    CYL (notes 1 and 3)                 7,047,828   $       70         --      $     --             --      $     --

Issuance of shares to members
    of CYL pursuant to merger
    (note 3)                                 --           --         99,059             1           --            --


Issuance of shares in private
    placement, net of expenses               --           --           --            --          178,582             2

Issuance of shares to acquire
    Concept Development, Inc.
    (note 4)                                 --           --           --            --             --            --


Issuance of shares pursuant to
    exclusive license agreement
    (note 4)                                 --           --           --            --             --            --


Exercise of stock options                 268,857            3         --            --             --            --

Issuance of common stock

    options                                  --           --           --            --             --            --

Deferred compensation expense                --           --           --            --             --            --

Conversion of Convertible

    Preferred Stock Series B            1,785,820           18         --            --         (178,582)           (2)

Conversion of Convertible

    Preferred Stock Series C              557,450            5         --            --             --            --

Distribution of discontinued
    operations                               --           --           --            --             --            --

Conversion of Convertible

    Preferred Stock Series A           30,708,396          307      (99,059)           (1)          --            --

Net loss for the period from
    April 21, 1999 (date of
    inception) to
    December 31, 1999                        --           --           --            --             --            --
                                       ----------   ----------   ----------    ----------     ----------    ----------

Balance at December  31, 1999          40,368,351   $      403         --      $     --             --      $     --
                                       ==========   ==========   ==========    ==========     ==========    ==========





                                                                                   Distribution of
                                                                                   Discontinued
                                        Convertible Preferred Stock  Additional  Operation to
                                        Series C Par Value $.01       Paid-in      Common          Deferred        Accumulated
                                        Shares       Amount         Capital      Stockholders    Compensation    Deficit     Total
                                        ------       ------         -------      ------------    ------------    -------     -----
Issuance of shares pursuant to
    merger  of  dreamlife,  inc. and
    CYL (notes 1 and 3)                     --      $     --         4,169        (1,239)          --               --       3,000

Issuance of shares to members
    of CYL pursuant to merger
    (note 3)                                --            --            (1)         --             --               --        --


Issuance of shares in private
    placement, net of expenses              --            --        15,064          --             --               --      15,066

Issuance of shares to acquire
    Concept Development, Inc.
    (note 4)                              50,000             1       4,499          --             --               --       4,500


Issuance of shares pursuant to
    exclusive license agreement
    (note 4)                               5,745          --           517          --             --               --         517


Exercise of stock options                   --            --            (3)         --             --               --        --

Issuance of common stock

    options                                 --            --        14,362          --          (14,362)            --        --

Deferred compensation expense               --            --          --            --            8,572             --       8,572

Conversion of Convertible

    Preferred Stock Series B                --            --           (16)         --             --               --        --

Conversion of Convertible

    Preferred Stock Series C             (55,745)           (1)         (4)         --             --               --        --

Distribution of discontinued
    operations                              --            --        (1,239)        1,239           --               --        --

Conversion of Convertible

    Preferred Stock Series A                --            --          (306)         --             --               --        --

Net loss for the period from
    April 21, 1999 (date of
    inception) to
    December 31, 1999                       --            --          --            --             --            (14,704)  (14,704)
                                      ----------    ----------    --------    ----------      ---------    ---   -------  --------

Balance at December  31, 1999               --      $     --        37,042          --           (5,790)         (14,704)   16,951
                                      ==========    ==========    ========    ==========      =========    ===   =======  ========



See accompanying notes to financial statements.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                             Statement of Cash Flows

                 Period from April 21, 1999 (date of inception)
                              to December 31, 1999

                                 (in thousands)


Cash flows from operating activities:
    Net loss                                                                       $(14,704)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Noncash compensation expense                                                   8,572
       Depreciation and amortization                                                  1,469

       Changes in:

          Prepaid expenses and other                                                   (579)
          Cash held in escrow                                                          (100)
          Accounts payable and accrued expenses                                       1,055
                                                                                   --------

                   Net cash used in operating activities                             (4,287)
                                                                                   --------

Cash flows from investing activities:

    Acquisition of property and equipment                                              (905)
    Acquisition of Concept Development, Inc.                                         (2,113)
    Payment of security deposits                                                       (277)
                                                                                   --------

                   Net cash used in investing activities                             (3,295)
                                                                                   --------

Cash flows from financing activities:

    Net proceeds from sale of Series B Convertible Preferred Stock                   15,066
    Cash acquired pursuant to merger of dreamlife, inc. and Change Your Life.com      3,000
    Payments under capital lease obligations                                            (25)
                                                                                   --------

                   Net cash provided by financing activities                         18,041
                                                                                   --------

                   Net increase in cash and cash equivalents and

                     balance at end of period                                      $ 10,459
                                                                                   ========

Supplemental information of noncash investing and financing activities:

    Common stock dividend to effect USN Spin-Off (note 3)                          $  1,239
                                                                                   ========

    Computer equipment acquired under capital lease                                $    191
                                                                                   ========

    Issuance of Series C Convertible Preferred Stock in acquisition of Concept

       Development, Inc. (note 4)                                                  $  4,500
                                                                                   ========

    Stock issued for exclusive license agreement (note 4)                          $    517
                                                                                   ========


See accompanying notes to financial statements.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION AND BASIS OF PRESENTATION

              dreamlife, inc. (formerly GHS, Inc. and a development stage enterprise) (the "Company" or "dreamlife") commenced development stage activities in April 1999 that included plans for a network to focus on personal and professional improvement. The Company anticipates that it will establish an online learning destination featuring interactive, expert-instructed courses, community tools, other expert-based content and services and interactive sales. The Company's goal is to deliver to consumers the emotional and motivational power of branded personalities, companies and institutions in the personal and professional improvement industry in a unified online experience. Distribution of the Company's products and services will be accomplished primarily over the Internet through a branded web site. The Company plans to derive revenues from sponsorships, electronic commerce, advertising and fees for interactive products and services. The Company is in the process of developing the additional infrastructure and programming necessary to bring its web site to market and, through December 31, 1999, has not derived any revenue from its planned principal operations.

              The accompanying financial statements present the historical financial results of Change Your Life.com LLC ("CYL"), which was formed on April 21, 1999, since the acquisition of CYL by dreamlife on May 27, 1999 was accounted for as a reverse acquisition (note 3). Subsequent to May 27, 1999, dreamlife spun off its discontinued stereotactic radiosurgery center business and had no results of continuing operations.

              Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances and the limited history of the need for internet access and enhanced services.

              On October 27, 1999, the Board of Directors of the Company approved an amendment to the Restated Certificate of Incorporation to change the corporate name from GHS, Inc. to dreamlife, inc.

       (b)    USE OF ESTIMATES

              The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (c)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid securities with maturities at the time of purchase of three months or less to be cash equivalents. Cash equivalents, consisting of money market funds, at December 31, 1999 were approximately $10,356,000.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

       (d)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

       (e)    IMPAIRMENT OF LONG-LIVED ASSETS

              Impairment losses are recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of Accounting Principle Board ("APB") Opinion No. 17, "Intangible Assets," based upon estimated fair value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying value or fair value, less costs to sell.

       (f)    INTANGIBLE ASSETS

              Intangible assets include the costs incurred for the acquisition of Concept Development, Inc. and the Marketing and License and Option Agreements with The Learning Annex. Amortization is provided using the straight-line method over three years. Amortization expense was approximately $1,386,000 for the period from April 21, 1999 (date of inception) through December 31, 1999.

       (g)    INCOME TAXES

              Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       (h)    LOSS PER SHARE

              Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and diluted loss per share were the same for the period April 21, 1999 (date of inception) through December 31, 1999 since the effect of all potential

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

              dilutive common share equivalents was antidilutive. As of December 31, 1999, there were options and warrants exercisable into 4,503,750 shares of common stock.

       (i)    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

              Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 1999, the Company had concentrations of credit risk in one financial institution in the form of a money market account in the approximate amount of $10,356,000. At December 31, 1999, the fair value of the Company's financial instruments approximates their carrying value based on their terms and interest rates.

       (j)    STOCK-BASED COMPENSATION

              Entities may recognize stock-based compensation expense over the vesting period for the fair value of all stock-based awards on the date of grant or continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures.

       (k)    RECENT ACCOUNTING PRONOUNCEMENTS

              The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from nonowner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no differences between the Company's comprehensive loss and its net loss as reported.

              In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic area and major customers. The Company has determined that it does not have any separately reportable business segments.

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is analyzing the impact of SFAS No. 133 on its financial statements.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

 (2)   LIQUIDITY

       The Company has incurred a net loss of $14.7 million for the period from April 21, 1999 (date of inception) to December 31, 1999. The Company's management has been developing a broad operational and financing plan which has been presented to the Company's Board of Directors in December 1999. The plan includes management's cash flow projections, website development plan and required financing. To support its operations through December 31, 1999, the Company secured equity financing from the sale of convertible preferred stock and acquired cash pursuant to the merger of dreamlife, inc. and Change Your Life.com. Although the Company had $10.4 million of cash and cash equivalents at December 31, 1999, significant amounts of additional cash will be needed to implement management's proposed business plan and to fund losses during the development stage period. Among other alternatives, the Company is considering additional equity financings.

(3)    DREAMLIFE, INC.  REVERSE ACQUISITION OF CHANGE YOUR LIFE.COM, LLC (CYL)

       On April 25, 1999, the Company announced an Internet initiative that included plans for a network to focus on personal and professional improvement. On May 27, 1999, the Company issued 99,059.338 shares of a newly-designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") to the members of CYL in exchange for 100% of the membership interests in CYL pursuant to a Contribution and Exchange Agreement (the "Exchange Agreement"). The Series A Preferred Stock automatically converted into an aggregate of 30,708,396 shares of common stock on November 4, 1999 (the next business day following the date of filing a certificate of an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock to a number sufficient to permit such conversion - see note 10). Prior to conversion, the holders of the Series A Preferred Stock voted on an as converted basis with the holders of the common stock. As a result of the issuance of the Series A Preferred Stock pursuant to the Exchange Agreement, the members of CYL obtained voting control of dreamlife. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition with CYL as the acquirer. In addition, as the only assets of dreamlife at the time of the transaction were cash and the net assets of the discontinued operations of U.S. NeuroSurgical, Inc. ("USN"), a subsidiary of dreamlife at that time, the transaction was accounted for as a recapitalization of CYL with the issuance of common stock and options and warrants to purchase common stock to the pre-transaction holders of common stock in exchange for cash. Accordingly, the accompanying financial statements are the historical financial statements of CYL and include the operations of dreamlife from May 27, 1999. On the balance sheet as of May 27, 1999, the equity of the Company equaled the cash balance acquired of $3 million, the net assets of the discontinued operations of USN of $1,239,000 were reflected as a contra-equity account until they were distributed to the common stockholders in September 1999 and the common shares outstanding, amounting to 7,047,828, were those held by dreamlife stockholders prior to the reverse acquisition.

       CYL was formed on April 21, 1999 with membership interests held by Anthony J. Robbins ("Robbins"), Robbins Research International Inc. ("RRI") and CYL Development Holdings, LLC ("Development Holdings"). In exchange for their membership interests, the members contributed the right and license to use, subject to certain limitations, the Robbins name in connection with CYL's Internet business as set forth in a Content Provider Agreement and License dated April 23, 1999, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities of RRI, the exclusive license to use RRI trademarks, trade names, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages and seminars owned by RRI in CYL's Internet business. Also contributed were various URLs, an online self-help pilot program and a business plan. The contributed intangible assets were not ascribed a value by CYL since there was no book value for these assets in the contributing companies' books and records. CYL did not conduct operations prior to the acquisition on May 27, 1999. The terms of the Content Provider Agreement and License provide that CYL will share varying percentages of revenues with Robbins and RRI from the online sale of Robbins', RRI's or CYL's products. There are also additional amounts due for CYL's off-line sales of Robbins or RRI products.

       On September 16, 1999, dreamlife completed the spin-off of its wholly owned subsidiary USN pursuant to an Agreement and Plan of Distribution ("Distribution Agreement") and an Assignment and Assumption Agreement (the "Assignment Agreement") between dreamlife and USN. Under the Assignment Agreement, the majority of the assets and liabilities of dreamlife and its subsidiaries on May 27, 1999 were assigned and transferred to USN. Pursuant to the Distribution Agreement, dreamlife distributed to holders of record of the common stock of dreamlife on September 8, 1999 one share of USN common stock for each share of common stock of dreamlife owned (the "Spin-Off"). Effective at the time of the Spin-Off, USN became a separate company no longer owned or controlled by dreamlife in any way. The results of USN were accounted for as discontinued operations from May 20, 1999, the date the Board of Directors of dreamlife formally approved the discontinuance of USN through a distribution to its stockholders. The results of operations of USN during the phase-out period (May 20, 1999 through September 16, 1999) were insignificant.

(4)    ACQUISITION, LICENSE AND OTHER TRANSACTIONS

       On May 27, 1999, the Company acquired all of the outstanding capital stock of Concept Development Inc. ("Concept Development"). Concept Development was formed in September 1996 to provide online general-interest continuing education courses. Concept Development did not conduct operations prior to its acquisition and as of May 27, 1999 had assets of $1,000. The Company paid $2.0 million in cash and issued an aggregate of 50,000 shares of a newly-designated Series C Convertible Preferred Stock (the "Series C Preferred Stock") in exchange for all of the outstanding capital stock of Concept Development. Concurrently, the Company entered into a three-year employment agreement with an employee, who was the spouse of the sole stockholder of Concept Development. The shares of Series C Preferred Stock issued in the Concept Development acquisition automatically converted into an aggregate of 500,000 shares of common stock on September 9, 1999 (the next business day following the record date for the Spin-Off). The fair value of the shares issued was $90 per preferred share, aggregating $4,500,000, based on the price paid for similar preferred shares issued in a contemporaneous private placement (described below).

       On May 27, 1999, in connection with the Concept Development acquisition, the Company entered into a repurchase agreement with the sole stockholder of Concept Development prior to the acquisition whereby the Company has the right to repurchase the common shares now outstanding and issued in connection with the Concept Development acquisition if the Concept Development employee referred

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

       to above ceases to be employed by the Company, unless due to a termination without cause (as defined in the related employment agreement dated May 27, 1999) or in connection with a change in control of the Company after the change in control described above. The number of shares subject to the repurchase option will be reduced, commencing on August 31, 1999 and ending in the quarter ending May 31, 2002, ultimately to zero.

       The acquisition of Concept Development was accounted for as a purchase with the purchase price allocated to the intangible assets underlying the three-year employment agreement including certain noncompete restrictions and to the license agreement entered into with The Learning Annex (described below). The resulting intangible assets are being amortized over three years.

       On May 27, 1999, the Company entered into the Exclusive Marketing and License Agreement (the "Marketing and License Agreement") with The Learning Annex (defined below) pursuant to which The Learning Annex granted to the Company the exclusive right to use The Learning Annex's intellectual property online and to sell certain of The Learning Annex's merchandise online. The Marketing and License Agreement also provides for certain co-marketing and co-promotion activities. In exchange, the Company issued to The Learning Annex certain equity securities and is required to pay to The Learning Annex an annual license fee. The fair value of the stock issued of $517,000 was recorded as an intangible asset and is being amortized over the initial term of the license. "The Learning Annex" consists of Seligman Greer Communication Resources, Inc. (d/b/a The Learning Annex of San Francisco), SGS Communication Resources, Inc. (d/b/a The Learning Annex of Los Angeles), Seligman Greer Sandberg Enterprises, Inc. (d/b/a The Learning Annex of San Diego), SGC Communication Resources LLC (d/b/a The Learning Annex of New York) and Learning Annex Interactive LLC.

       The Company also obtained an option to acquire The Learning Annex (the "Option"). The Option is exercisable, on the terms and subject to the conditions in the Option Agreement, at any time through May 27, 2004 at an exercise price based on a prenegotiated price structure. The Company paid $75,000 on May 27, 1999 for the first year of the Option and is required to pay $125,000, $200,000, $500,000 and $750,000, respectively, to maintain the Option in each of the subsequent four years. The annual fee is charged to expense ratably over each related option year.

       On May 27, 1999, the Company sold in a private placement 178,582 shares of a newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a purchase price of $90 per share. The private placement resulted in net proceeds of approximately $15.1 million. The shares of Series B Preferred Stock automatically converted into an aggregate of 1,785,820 shares of common stock on September 9, 1999 (the next business day following the record date for the Spin-Off). The shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933. The Company has agreed to file a registration statement under the Securities Act of 1933 to register the resale of the shares of common stock issued upon the conversion of the Series B Preferred Stock. Based on the market price of the Company's common stock on the date of issuance, the Series B Preferred Stock had a beneficial conversion feature of $13,616,878, which was recognized as a noncash charge in loss per share for the period from April 21, 1999 (date of inception) to December 31, 1999.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

       The intangible assets resulting from the above transactions are as follows at December 31, 1999:



Concept Development acquisition                  $6,613,000
Learning Annex Marketing and License Agreement      517,000
                                                 ----------
                                                  7,130,000

Accumulated amortization                          1,386,000
                                                 ----------
                                                  5,744,000
                                                 ==========


                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

(5)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1999 consist of the following:


 Computer equipment and software           $   590,419
 Furniture, fixtures and office equipment       74,012
 Leasehold improvements                        241,118
 Equipment acquired under capital lease        190,696
                                           -----------
                                             1,096,245
 Less accumulated depreciation                 (83,404)
                                           -----------
              Total                        $ 1,012,841
                                           ===========



(6)    LEASES

       The Company leases certain computer and office equipment under capital leases, and office space under a noncancelable operating lease expiring in August 2004. In addition, the Company leases certain office equipment under a noncancelable operating lease expiring in 2002.

       Future minimum annual lease payments under capital and noncancelable operating leases as of December 31, 1999 are as follows:


                                              Capital           Operating
          Year Ending December 31              Leases            Leases
          -----------------------              ------            ------
                    2000                      $100,393            373,836
                    2001                        74,442            373,836
                    2002                           963            370,550
                    2003                            --            360,690
                    2004                            --            150,290

        Total minimum payments                 175,798       $  1,629,202
                                                             ============

 Less amount representing interest             (10,561)
                                              --------
        Present value of net minimum lease
           payments
                                               165,237

 Less current portion                          (92,520)
                                              --------
                                              $ 72,717
                                              --------

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999


       Rent expense for the period from April 21, 1999 (date of inception) to December 31, 1999 was $156,323.

(7)    STOCK OPTIONS AND WARRANTS

       Officers, directors, consultants and other key personnel of the Company are eligible for option grants under dreamlife's 1997 Stock Option Plan (the "1997 Plan"), which was established prior to the reverse acquisition by the accounting acquiree in 1997. During 1998 and 1999, no options were granted under the 1997 Plan and at December 31, 1999, 175,000 options were outstanding and 425,000 options were available for future grant under the 1997 Plan.

       The 1997 Plan authorizes the granting of incentive stock options ("ISOs") and nonqualified stock options ("NSOs") to purchase up to 750,000 shares of common stock at a price not less than 100% (110% in the case of ISOs granted to a person who owns stock possessing more than 10% of the voting power of dreamlife) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISOs granted to a 10% stockholder). To the extent not otherwise provided by the Board of Directors, options granted under the 1997 Plan to employees and consultants become exercisable in three equal annual installments. In the event of termination of an employee's service, vested options may be exercised within three months following termination; except that, if such termination is for cause, the options will not be exercisable following such termination. The 1997 Plan will terminate in 2007.

       Effective May 27, 1999, the Company granted to an executive officer of the Company 300,000 options at an exercise price of $4.50 per share. Such options vested immediately and expire in May 2009. In addition, the Company granted to the executive officer 1,000,000 additional options which will vest over four years from the date of grant and have exercise prices of $9.00 per share for 225,000 options which vest at the end of year one, $9.00 per share for 225,000 options which vest at the end of year two, $10.00 per share for 250,000 options which vest monthly during year three and $12.00 per share for 300,000 options which vest monthly during year four. Deferred compensation related to these options was $10,118,973, of which $5,797,192 was recorded as compensation expense during the period April 21, 1999 (date of inception) through December 31, 1999. None of the above options were granted under any of the Company's stock option plans.

       On November 3, 1999, the Company adopted three new stock option plans, the 1999 Employee Stock Option Plan ("1999 Employee Plan"), the 1999 Outside Directors Stock Option Plan ("1999 Directors Plan") and the 1999 Consultants Stock Option Plan.

       The 1999 Employee Plan, as amended, provides for the granting of options to employees to purchase up to 3,287,500 shares of common stock. The 1999 Employee Plan will permit grants of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). ISOs will be granted at a price not less than the fair market value of the common stock on the date of grant. NSOs may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

       Options granted under the 1999 Employee Plan through December 31, 1999 have vesting periods that range from three and a half to four years. Options may be exercised for a period not to exceed ten years from the date of grant. Upon a change of control, as defined, vesting will accelerate on up to 25% of the shares originally covered by an option for employees employed by the Company at least one year.

       During the fourth quarter of 1999, the Company granted 2,226,250 options under the 1999 Employee Plan. Certain options had exercise prices less than the fair value of the common stock on the date of grant, which resulted in deferred compensation of $158,906.

       The 1999 Directors Plan provides for the granting of up to 385,000 options to directors who are not common-law employees of the Company. Options may be exercised for a period not to exceed ten years from the date of grant. On December 10, 1999, under the provisions of the 1999 Directors Plan, the Company granted various directors of the Company 90,000 options, which vested immediately and 240,000 options which vest in equal semiannual installments over the two-year period beginning on November 18, 1999 (the date the new Board of Directors became effective). Deferred compensation related to these option grants totaled $1,980,000.

       The 1999 Consultants Stock Option Plan provides for granting of up to 327,500 options to acquire common stock to consultants and other bona fide service providers who are not common-law employees of the Company. The exercise price of options under the 1999 Directors Plan and the 1999 Consultants Stock Option Plan may be fixed or vary in accordance with a predetermined formula while the option is outstanding, provided that the exercise price per share shall not be less than the par value of the common stock. In the fourth quarter of 1999, the Company granted 327,500 options under the 1999 Consultants Stock Option Plan. Such options vested immediately and expire three to five years from the date of grant. The fair value of the options, as determined by the Black Scholes option pricing method, of $2,104,763 was recorded as deferred compensation expense and expensed in 1999.

       A summary of the status of the Company's stock options as of December 31, 1999, and changes during the period from April 21, 1999 (date of inception) to December 31, 1999, is presented below:


                                                                      Weighted
                                                                       Average
                                                         Options     Exercise Price
                                                         -------     --------------
Options assumed pursuant to merger of dreamlife
and CYL                                                    459,000    $    0.75
Granted                                                  4,183,750        11.45
Forfeited                                                  (55,000)       11.19
Exercised                                                 (284,000)       (0.75)
                                                         ---------    ---------
Outstanding at December 31, 1999                         4,303,750    $   11.01
                                                         =========    =========
Options exercisable at December 31, 1999                   892,500    $    6.35
                                                         =========    =========

Weighted average fair value of options granted during
   the period                                                         $   10.03
                                                                      =========


                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

       The options exercised above resulted in the net issuance of 268,857 shares of common stock. Based on the market value of the common stock on the date of exercise, optionholders used 15,143 shares to exercise the options.

       The following table summarizes information related to options outstanding at December 31, 1999:


                                     Options Outstanding                      Options Exercisable
                                          Weighted
                          Number          Average          Weighted     Number                 Weighted
                      Outstanding At      Remaining        Average      Exercisable At         Average
     Range of           December 31,      Contractual      Exercise     December 31,           Exercise
 Exercise Prices          1999            Life (Years)     Price        1999                    Price
 ---------------          ----            ------------     -----        ----                    -----
$0.75-$1.63                175,000            7.9       $     .75         175,000          $   .75
$3.27-$4.90                300,000            9.4            4.50         300,000             4.50
$8.17-$9.80                450,000            9.4            9.00              --               --
$9.80-$11.44             2,057,500            8.9           10.57         417,500            10.02
$11.44-$13.07              300,000            9.4           12.00              --               --
$14.71-$16.34            1,021,250           10.0           16.16              --               --
                         ---------         ---------    ----------        --------         --------
$0.75-$16.34             4,303,750            9.2       $   11.01         892,500          $  6.35
                         =========         =========    ==========        ========         ========



       Pro forma information regarding net loss and diluted loss per share has been determined as if dreamlife had accounted for its employee stock options under the fair value method. The following pro forma information gives effect to compensation expense for the fair value for those options granted during 1999, which was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 60%, risk-free interest rate of 5.0% and an expected life of five years.


                                                     For the Period From
                                                   April 21, 1999 (Date of
                                                      Inception) Through
                                                      December 31, 1999
                                                    ---------------------
                                                    (In Thousands, Except
                                                       Per Share Data)
 Net loss to common stockholders:
    As reported                                     $     (28,321)
    Pro forma                                             (31,970)
 Diluted loss per share:

    As reported                                             (1.84)
    Pro forma                                               (2.08)



       There are 200,000 warrants to acquire common stock at $0.75 per share that were granted prior to the reverse acquisition of CYL by dreamlife, which remain outstanding at December 31, 1999. The warrants expire on November 30, 2003.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

(8)    INCOME TAXES

       Income tax benefit differs from the amounts that would result from applying the Federal statutory rate of 34% as follows:


                                                                 December 31,
                                                                    1999
                                                                ------------
Expected tax benefit                                            $ (4,999,000)
State income taxes, net of Federal benefit                          (775,000)
Nondeductible expenses                                                 5,000
Change in valuation allowance                                      5,204,000
Nondeductible amortization of intangible assets                      437,000

Other                                                                128,000
                                                                ------------
                                                                $         --
                                                                =============


       Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 1999 are as follows:


Net operating loss carryforward                                 $    247,000
Noncash compensation expense                                       3,425,000
Deferred start-up costs for tax purposes                           1,457,000
Fixed assets depreciation                                             18,000
Other, net                                                            57,000
                                                                 ---------------
             Deferred tax assets                                   5,204,000
Valuation allowance                                               (5,204,000)
                                                                 ---------------
             Net deferred tax asset                             $          --

                                                                 ===============


       At December 31, 1999, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $618,000, which is available to offset future Federal taxable income, if any, through 2019. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

(9)    RELATED PARTY TRANSACTIONS

       A director of the Company was paid consulting fees during 1999 of $98,000.

                      DREAMLIFE, INC. (FORMERLY GHS, INC.)
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999

(10)   EQUITY

       On November 3, 1999, the Company filed an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25 million to 100 million.

(11)  COMMITMENT

       In December 1999, the Company entered into a Content License Agreement with Yahoo! Inc. whereby the Company's content will be placed within Yahoo!'s web site for one year. As of December 31, 1999, under the terms of the Content License Agreement and a media insertion order, the Company is obligated to pay Yahoo! $1,812,500 through December 2000.

                                 EXHIBIT INDEX



Exhibit
Number   Description and Method of Filing
-------  --------------------------------
2.1      Contribution and Exchange Agreement dated as of May 20, 1999 among the registrant, Change Your Life.com, LLC, Anthony J.
         Robbins, Robbins Research International Inc. and CYL
         Development Holdings, LLC (1)

2.2 Agreement and Plan of Reorganization dated as of May 27, 1999 among the registrant, Concept Acquisition Corporation, Concept
         Development, Inc., William Zanker and Debbie Dworkin (2)

2.3      Agreement of Merger dated as of May 27, 1999 between Concept
         Acquisition Corporation and Concept Development, Inc. (2)

3(i).1   Restated Certificate of Incorporation (3)

3(i).2   Certificate of Amendment to Certificate of Incorporation dated
         June 18, 1987 (4)

3(i).3   Certificate of Amendment to Certificate of Incorporation dated
         November 17, 1989 (5)

3(i).4   Certificate of Amendment to Certificate of Incorporation filed
         November 3, 1999 (6)

3(i).5   Certificate of Amendment to Certificate of Incorporation filed
         December 13, 1999 (7)

3(ii)    Amended and Restated By-Laws (1)

10.1     Content Provider Agreement and License effective as of April
         23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (2) (8)

10.2 Escrow Agreement dated as of May 27, 1999 among the registrant, Debbie Dworkin and State Street Bank and Trust
         Company (2) (8)

10.3 Repurchase Agreement dated as of May 27, 1999 between the registrant and Debbie Dworkin (2)

10.4 Employment Agreement dated as of May 27, 1999 between the registrant and William Zanker (1)

10.5     Exclusive License and Marketing Agreement dated as of May 27,
         1999 among the registrant, Seligman Greer Communication
         Resources, Inc., SGS Communications Resources, Inc., Seligman
         Greer Sandberg Enterprises, Inc., SGC Communication Resources
         LLC and Learning Annex Interactive LLC (2) (8)

10.6 Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS
         Communication Resources, Inc., Seligman Greer Sandberg
         Enterprises, Inc., SGC



         Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (2)(8)

10.7 Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research
         International Inc. and CYL Development Holdings, LLC (1)

10.8 Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International
         Inc. and CYL Development Holdings, LLC (1)

10.9 Lease for 425 West 15th Street, Floor 3R, New York, New York dated May 21, 1999 between the registrant and CFG/AGSB Chelsea
         Ninth, L.L.C. (9)

10.10 Distribution Agreement dated May 27, 1999 between the registrant and USN (10)

10.11 Tax Matters Agreement dated May 27, 1999 between the registrant and USN (10)

10.12 Assignment and Assumption Agreement dated May 27, 1999 between the registrant and USN (10)

10.13    1997 Stock Option Plan (11)

10.14    1999 Employee Stock Option Plan (6)

10.15    1999 Outside Directors Stock Option Plan (6)

10.16    1999 Consultants Stock Option Plan (6)

10.17    Content License Agreement dated December 6, 1999 between Yahoo!
         Inc. and the registrant, as amended (7) (12)

16       Letter, dated December 13, 1999, of Richard A. Eisner &
         Company, LLP (13)

23.1     Consent of KPMG LLP (7)

27.1     Financial Data Schedule (7)


------------------
(1) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.
(2) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission on February 17, 2000.
(3) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.
(4) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.
(5) [Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.]
(6) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(7)      Filed herewith

(8) Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(9) Incorporated by reference to Exhibit 10(i) to the registrant's Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999.
(10) Incorporated by reference to exhibits to U.S. Neurosurgical, Inc.'s (a former subsidiary of the registrant) Form 10 as filed with the Securities and Exchange Commission on July 1, 1999.
(11) Incorporated by reference to Exhibit 10(k) to the registrant's 1997 Annual Report on Form 10-K.
(12) Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(13)     Incorporated by reference to Exhibit 16 to the registrant's Form
         8-K/A dated December 3, 1999 and filed with the Securities
         Exchange Commission on December 15, 1999.