Form 10-Q
period 2000-03-31
DREAMLIFE INC
filed 2000-05-12
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2000

/ /     Transition report under Section 13 or 15(d) of the Exchange Act.

        For the transition period from ______________ to ______________

                         Commission file number 0-15586
                                                -------

                                 DREAMLIFE, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     52-1373960
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   425 West 15th Street , 3rd floor, New York, New York         10011
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)


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

     The number of shares outstanding of each of the issuer's classes of common equity as of May 11, 2000 was as follows: 40,368,351 shares of common stock

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 DREAMLIFE, INC.

                        (A Development Stage Enterprise)

                                 Balance Sheets


                      (in thousands, except share amounts)

                                                                                                    March 31,        December 31,
                                                                                                      2000               1999
                                                                                                    ----------       ------------
                                                                                                    C>
                                                 ASSETS                                            (UNAUDITED)

Current assets:
    Cash and cash equivalents                                                                       $  7,367           $ 10,459
    Accounts receivable                                                                                   14                 --
    Prepaid expenses and other current assets                                                            525                579
    Cash held in escrow                                                                                  --                 100
                                                                                                    --------           --------
                   Total current assets                                                                7,906             11,138
Property and equipment, net of accumulated depreciation of $183 and $83, respectively                  1,153              1,013
Intangible assets, net of accumulated amortization of $1,980 and $1,386, respectively                  5,150              5,744
Security deposits                                                                                        277                277
                                                                                                    --------           --------
                   Total assets                                                                     $ 14,486           $ 18,172
                                                                                                    ========           ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                $    903           $    745
    Accrued expenses                                                                                     190                310
    Obligations under capital lease, current portion                                                      99                 93
                                                                                                    --------           --------
                   Total current liabilities                                                           1,192              1,148


Obligations under capital lease, net of current portion                                                   55                 73

Stockholders' equity:
    Common stock - $0.01 par value.  Authorized 100,000,000 shares;
       40,368,351 shares issued and outstanding at March 31, 2000
       and December 31, 1999                                                                             403                403
    Additional paid-in capital                                                                        36,792             37,042
    Deferred compensation                                                                             (4,454)            (5,790)
    Deficit accumulated during the development stage                                                 (19,502)           (14,704)
                                                                                                    --------           --------
                   Total stockholders' equity                                                         13,239             16,951
                                                                                                    --------           --------
                   Total liabilities and stockholders' equity                                       $ 14,486           $ 18,172
                                                                                                    ========           ========


See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations




                 (in thousands, except share and per share amounts)


                                                                                                          Period from April 21, 1999
                                                                                Three Months Ended            (date of inception)
                                                                                  March 31, 2000               to March 31, 2000
                                                                                ------------------        --------------------------
                                                                                   (unaudited)                    (unaudited)

Revenues:
    Interactive Services Revenue                                                  $        14                    $        14
    Commerce                                                                                1                              1
                                                                                  -----------                    -----------
                  Total Revenue                                                            15                             15

Cost of Revenues                                                                             6                              6
                                                                                  -----------                    -----------
                                                                                            9                              9

Expenses:
    Noncash compensation expense                                                        1,086                          9,658
    Amortization of intangible assets                                                     594                          1,980
    Advertising and marketing                                                             608                            608
    General and administrative                                                          2,639                          7,758
                                                                                  -----------                    -----------
                  Total operating expenses                                              4,927                         20,004
                                                                                  -----------                    -----------

Operating Loss                                                                         (4,918)                       (19,995)

Interest income                                                                           120                            493
                                                                                  -----------                    -----------
                  Net loss                                                             (4,798)                       (19,502)

Beneficial conversion attributable to preferred stock                                      --                       13,617
                                                                                  -----------                    -----------
                  Net loss attributable to common stockholders                    $    (4,798)                   $   (33,119)
                                                                                  ===========                    ===========

Basic and diluted net loss per common share                                       $     (0.12)                   $     (1.51)
                                                                                  -----------                    -----------
Shares used in basic and diluted net loss per common share calculation             40,368,351                     21,971,530
                                                                                  ===========                    ===========



See accompanying notes to financial statements.

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                       Statement of Stockholders' Equity

                 Period from April 21, 1999 (date of inception)
                               to March 31, 2000

                       (in thousands except share amounts)


                                                                    Convertible preferred stock     Convertible preferred stock
                                        Common Stock                  Series A par value $.01         Series B par value $.01
                                ------------------------------     ------------------------------   -----------------------------
                                  Shares          Amount             Shares          Amount            Shares         Amount
                                ------------  ----------------     ------------  ----------------   -------------  --------------
Issuance of shares pursuant to
  merger of dreamlife, inc.
  and CYL                         7,047,828    $           70                -     $           -               -   $          -

Issuance of shares to members
  of CYL, pursuant to merger              -                 -           99,059                 1               -               -

Issuance of shares in private
  placement, net of expenses              -                 -                -                 -         178,582               2

Issuance of shares to acquire
  Concept Development, Inc.               -                 -                -                 -               -               -

Issuance of shares pursuant to
  exclusive license agreement             -                 -                -                 -               -               -

Exercise of stock options           268,857                 3                -                 -               -               -

Issuance of common stock
  options                                 -                 -                -                 -               -               -

Deferred compensation
  expense                                 -                 -                -                 -               -               -

Conversion of Convertible
  Preferred Stock Series B        1,785,820                18                -                 -        (178,582)             (2)

Conversion of Convertible
  Preferred Stock Series C          557,450                 5                -                 -               -               -

Distribution of discontinued
  operations                              -                 -                -                 -               -               -

Conversion of Convertible
  Preferred Stock Series A       30,708,396               307          (99,059)               (1)              -               -

Net loss for the period
  from April 21, 1999 (date
  of inception) to
  December 31, 1999                       -                 -                -                 -               -               -
                               ------------  ----------------     ------------  ----------------   -------------  --------------
Balance at December 31, 1999     40,368,351  $            403                -  $              -               -  $            -

Cancellation of  stock options*           -                 -                -                 -               -               -

Deferred compensation expense*            -                 -                -                 -               -               -

Net loss for the three months*
  ended March 31, 2000                    -                 -                -                 -               -               -
                               ------------  ----------------     ------------  ----------------   -------------  --------------
Balance at March 31, 2000*       40,368,351  $            403                -  $              -               -  $            -
                               ============  ================     ============  ================   =============  ==============

* Indicates unaudited amounts.
See accompanying notes to financial statements.

                                                                         Distribution of
                                Convertible preferred stock                discontinued
                                 Series C par value $.01     Additional    operation to
                                --------------------------    paid-in         common          Deferred      Accumulated
                                  Shares         Amount       capital      stockholders      compensation    deficit       Total
                                ------------   -----------   -----------  ----------------  -------------   -----------  --------
Issuance of shares pursuant to
  merger of dreamlife, inc.
  and CYL                                 -  $          -         4,169          (1,239)               -             -      3,000

Issuance of shares to members
  of CYL, pursuant to merger              -             -            (1)              -                -             -          -

Issuance of shares in private
  placement, net of expense               -             -        15,064               -                -             -     15,066

Issuance of shares to acquire
  Concept Development, Inc.          50,000             1         4,499               -                -             -      4,500

Issuance of shares pursuant to
  exclusive license agreement         5,745             -           517               -                -             -        517

Exercise of stock options                 -             -            (3)              -                -             -          -

Issuance of common stock
  options                                 -             -       14,362              -           (14,362)             -          -

Deferred compensation
  expense                                 -             -             -               -            8,572             -      8,572

Conversion of Convertible
  Preferred Stock Series B                -             -           (16)              -                -             -          -

Conversion of Convertible
  Preferred Stock Series C          (55,745)           (1)           (4)              -                -             -          -

Distribution of discontinued
  operations                              -             -        (1,239)           1,239               -             -          -

Conversion of Convertible
  Preferred Stock Series A                -             -          (306)              -                -             -          -

Net loss for the period
  from April 21, 1999 (date
  of inception) to
  December 31, 1999                        -            -             -               -                -        (14,704)  (14,704)
                                ------------      -------      --------        --------         --------       --------   -------
Balance at December 31, 1999               -            -        37,042               -           (5,790)       (14,704)   16,951

Cancellation of stock options*             -            -          (250)              -             (250)             -         -

Deferred compensation expense*              -            -             -               -            1,086              -     1,086

Net loss for the three months*
  ended March 31, 2000                     -            -             -               -                -         (4,798)   (4,798)
                                ------------      -------      --------        --------         --------       --------   -------
Balance at March 31, 2000*                 -            -        36,792               -           (4,454)       (19,502)   13,239
                                ============      =======      ========        ========         ========       ========   =======


* Indicates unaudited amounts.

See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows


                                 (in thousands)


                                                                                                         Period from April 21, 1999
                                                                              Three Months Ended            (date of inception)
                                                                               March 31, 2000                to March 31, 2000
                                                                              ------------------         --------------------------
                                                                                 (unaudited)                     (unaudited)
Cash flows from operating activities:
    Net loss                                                                       $(4,798)                        $(19,502)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Noncash compensation expense                                                  1,086                            9,658
       Depreciation and amortization                                                   694                            2,163
       Changes in:
          Accounts receivable                                                          (14)                             (14)
          Prepaid expenses and other                                                    54                             (525)
          Cash held in escrow                                                          100                               --
          Accounts payable and accrued expenses                                         38                            1,093
                                                                                   -------                         --------

                   Net cash used in operating activities                            (2,840)                          (7,127)
                                                                                   -------                         --------

Cash flows from investing activities:
    Acquisition of property and equipment                                             (223)                          (1,128)
    Acquisition of Concept Development, Inc.                                            --                           (2,113)
    Payment of security deposits                                                        --                             (277)
                                                                                   -------                         --------

                   Net cash used in investing activities                              (223)                          (3,518)
                                                                                   -------                         --------

Cash flows from financing activities:
    Net proceeds from sale of Series B Convertible Preferred Stock                      --                           15,066
    Cash acquired pursuant to merger of dreamlife, inc. and Change
        Your Life.com                                                                   --                            3,000
    Payments under capital lease obligations                                           (29)                             (54)
                                                                                   -------                         --------

                   Net cash (used in) provided by financing activities                 (29)                          18,012
                                                                                   -------                         --------

                   Net (decrease) increase in cash and cash equivalents             (3,092)                           7,367


                   Cash and cash equivalents at beginning of period                 10,459                               --
                                                                                   -------                         --------

                   Cash and cash equivalents at end of period                      $ 7,367                         $  7,367
                                                                                   =======                         ========








SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Common stock dividend to effect USN spin-off                                   $    --                         $  1,239
                                                                                   =======                         ========

    Computer equipment acquired under capital lease                                $    17                         $    208
                                                                                   =======                         ========

    Issuance of Series C Convertible Preferred Stock in acquisition of
     Concept Development, Inc.                                                     $    --                         $  4,500
                                                                                   =======                         ========

    Stock issued for exclusive license agreement                                   $    --                         $    517
                                                                                   =======                         ========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            DREAMLIFE, INC.
                  (A Development Stage Enterprise)

                    Notes to Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION AND BASIS OF PRESENTATION

              dreamlife, inc. (a development stage enterprise) (the "Company" or "Dreamlife") commenced development stage activities in April 1999 that included plans for an online network to focus on personal and professional improvement. The Company launched its website www.dreamlife.com on February 12, 2000.

              The interim financial statements of the Company as of and for the three months ended March 31, 2000, are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations and cash flows have been included in such unaudited financial statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2000.

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


       (c)    RECOGNITION OF REVENUE

              Revenue derived from interactive services, such as online courses, is recognized when the service is provided.

              Revenue derived from electronic commerce is recognized when the products are delivered.

              Advertising revenues are recognized as the advertisement is displayed, provided that no significant company obligations remain.


(2)    RELATED PARTY TRANSACTIONS

       A director of the Company was paid consulting fees during the three-month period ended March 31, 2000 of $42,000.

 (3)   Commitment

       In December 1999, the Company entered into a Content License Agreement with Yahoo! Inc. whereby the Company's content will be placed within Yahoo!'s web site for one year. As of March 31, 2000, under the terms of the Content License Agreement and a media insertion order, the Company is obligated to pay Yahoo! $1,500,000 through December 2000.


(4)    LOSS PER SHARE

       Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and diluted loss per share were the same for the period April 21, 1999 (date of inception) through March 31, 2000 since the effect of all potential dilutive common stock equivalents was antidilutive. As of March 31, 2000 and December 31, 1999, there were options and warrants exercisable into 4,138,750 and 4,503,750 shares of common stock, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Plan of Operations

         On February 12, 2000, Dreamlife officially launched its web site, www.dreamlife.com. We believe our web site will enable our members to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, education tools and an interface with experts and peer support.

         Our web site is undergoing continuing development. We have, therefore, not yet engaged in significant marketing activities. Over the next several months, as additional courses and features are added to the site, we expect to increase our online and offline marketing and promotional activities.

         We plan to derive revenues from sponsorships, electronic commerce, advertising and fees for interactive products and services. During the quarter ended March 31, 2000, we began to generate an immaterial amount of revenues through the sale of online courses to users of our web site and through the sale of related products, such as books and tapes, through our affiliate program with Barnes & Noble. Through March 31, 2000, we did not generate any advertising or sponsorship revenues. We believe we will begin to generate advertising and sponsorship revenues by the end of 2000 as we increase our marketing activities and build our membership base.

         We do not expect to generate significant revenues until 2001. Our ability to continue to develop our web site and related functionalities will directly affect the timing of future revenues. As with any development stage enterprise, unforeseen difficulties may arise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

         No comparison of prior periods is presented below as we did not conduct operations prior to May 27, 1999.

REVENUES

         We began to generate an immaterial amount of revenue during the first quarter of 2000. Revenues for the period ended March 31, 2000 were $15,000 and were primarily a result of the sale of online courses to users of our web site. Costs of revenues were $6,000, comprised of revenue share amounts due to Dreamlife's content providers and service fees due to Dreamlife's digital commerce service provider.

INTEREST INCOME

         For the three months ended March 31, 2000, we earned interest of approximately $120,000 on our cash balances.

EXPENSES

         Our operating expenses for the three months ended March 31, 2000 totaled $4.9 million, of which $1.7 million related to non-cash items including $1.1 million of compensation expense for compensatory stock options granted to our employees and directors and $0.6 million related to the amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 4 to Dreamlife's financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). Advertising and marketing expenses totaled $0.6 million and the remaining $2.6 million of expenses primarily consisted of expenses relating to internal salaries, continuing development of our web site, and expenses related to the acquisition and development of content. We believe that the general and administrative expenses will significantly increase as we continue to acquire staff and equipment and that the amortization of intangibles may increase depending on the amount and nature of future content acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         We had $7.4 million of cash and cash equivalents at March 31, 2000.

         For the quarter ended March 31, 2000, cash used in operating activities was $2.8 million, of which internal salaries and benefits expenses totaled approximately $1.0 million, advertising and promotional expenses totaled $0.6 million, web site development and content development expenses totaled $0.4 million and other operating expenditures totaled $0.8 million.

         For the three months ended March 31, 2000, cash used in investing activities was $223,000 for the acquisition of property and equipment.

         Cash used in financing activities was approximately $29,000 for payments under capital lease obligations.

         We believe that we will continue to incur operating losses through at least 2001. We expect that cash and cash equivalents at March 31, 2000 will adequately fund initial significant technology hardware and software expenditures necessary to develop our business and allow us to meet our operating needs through July 2000. We also expect to significantly increase the number of employees devoted to our Internet business from 53 at March 31, 2000 to approximately 80 at July 31, 2000. We believe existing cash will fund increased costs related to our anticipated hirings through at least July 31, 2000. To the extent that such increased costs exceed existing resources and the acquisition or development of content and/or marketing requires significant cash consideration, we anticipate the need to obtain additional financing before July 31, 2000. We cannot assure you that we will be able to secure additional financing or that such financing, if any, will be available on favorable terms.

         In December 1999, we entered into a Content License Agreement with Yahoo! Inc. whereby our content will be placed within Yahoo!'s web site for one year. As of March 31, 2000, under the terms of the Content License Agreement and a media insertion order, we are obligated to pay Yahoo! $1.5 million through December 2000.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which deferred the effective date of SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are analyzing the impact of SFAS No. 133 on our financial statements.

         On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000, the SEC issued SAB 101A which amends the transition guidance for SAB 101. Under the revised guidance, the staff will not object if registrants that have not applied the accounting requirements in SAB 101 do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The staff believes that the change must be reported no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. If a registrant with a fiscal year beginning between December 16, 1999 and March 15, 2000 elects to avail itself of this delay, the change must be reported in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". We believe the adoption of SAB 101 will not have a significant effect on our financial statements.

         In March 2000, FASB Interpretation No. 44 - "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.
We have not yet assessed the impact of FIN 44.

FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT, INCLUDING THE DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THOSE FACTORS DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER FILINGS MADE BY US WITH THE COMMISSION.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit
                  Number           Description and Method of Filing
                  ---------        ----------------------------------------
                     3(i).1        Restated Certificate of Incorporation (1)

                     3(i).2        Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (2)

                     3(i).3        Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (3)

                     3(i).4        Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (4)

                     3(i).5        Certificate of Amendment to Certificate of Incorporation filed December 13, 1999
                                   (5)

                     3(ii)         Amended and Restated By-Laws (6)

                    27.1           Financial Data Schedule


(1) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.

(2) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.

(3) Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.

(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.


         (b)      Reports on Form 8-K

         On February 15, 2000, Dreamlife filed a report on Form 8-K dated February 15, 2000 under Item 5 (Other Events) in connection with the announcement of the launch of Dreamlife's web site, www.dreamlife.com.

         On February 17, 2000, Dreamlife filed a report on Form 8-K/A dated May 27, 1999 amending Item 7 (Financial Statement, Pro Forma Financial Information and Exhibits) of its Form 8-K originally filed on June 11, 1999. This amendment was filed to include revised exhibits originally filed with the Securities and Exchange Commission on June 11, 1999 to reflect the results of a request for confidential treatment filed by Dreamlife.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           dreamlife, inc.



Dated:      May 12, 2000                   By:     /s/ Philicia G Levinson
         --------------------                 ----------------------------------
                                                       Philicia G. Levinson
                                                       Senior Vice President
                                                       Chief Financial Officer

                                  EXHIBIT INDEX


Number           Description and Method of Filing
---------        ---------------------------------------
   3(i).1        Restated Certificate of Incorporation (1)

   3(i).2        Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (2)

   3(i).3        Certificate  of Amendment to Certificate  of  Incorporation  dated November 17, 1989 (3)

   3(i).4        Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (4)

   3(i).5        Certificate  of Amendment to Certificate  of  Incorporation  filed December 13, 1999 (5)

   3(ii)         Amended and Restated By-Laws (6)

  27.1           Financial Data Schedule


--------------------

1. Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.

2. Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.

3. Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.

4. Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

5. Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

6. Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.