Form 10-Q
period 2000-06-30
DREAMLIFE INC
filed 2000-08-14
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ______________ to ______________

                         Commission file number 0-15586

                                 dreamlife, inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    52-1373960
 -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        425 West 15th Street, 3rd floor, New York, New York    10011
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
 (Former name, former address and formal fiscal year, if changed since last report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----    -----

         The number of shares outstanding of each of the issuer's classes of common equity as of August 10, 2000 was as follows: 40,368,351 shares of common stock

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                      (in thousands, except share amounts)


                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2000            1999
                                                                                         -----------     ----------
                                                                                         (UNAUDITED)
                                                 ASSETS

Current assets:
    Cash and cash equivalents                                                              $  4,135       $ 10,459
    Accounts receivable                                                                           7             --
    Prepaid expenses and other current assets                                                   281            579
    Cash held in escrow                                                                          --            100
                                                                                           --------       --------
                   Total current assets                                                       4,423         11,138

Property and equipment, net of accumulated depreciation of $299 and $83, respectively         1,228          1,013
Deferred costs                                                                                   75             --
Intangible assets, net of accumulated amortization of $2,574 and $1,386, respectively         4,556          5,744
Security deposits                                                                               277            277
                                                                                           --------       --------

                   Total assets                                                            $ 10,559       $ 18,172
                                                                                           ========       ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                       $    739       $    745
    Accrued expenses                                                                            712            310
    Obligations under capital lease, current portion                                            103             93
                                                                                           --------       --------
                   Total current liabilities                                                  1,554          1,148


Obligations under capital lease, net of current portion                                          29             73
Stockholders' equity:
    Common stock - $0.01 par value.  Authorized 100,000,000 shares;
       40,368,351 shares issued and outstanding at June 30, 2000
       and December 31, 1999                                                                    403            403
    Additional paid-in capital                                                               34,399         37,042
    Deferred compensation and other charges                                                  (1,513)        (5,790)
    Deficit accumulated during the development stage                                        (24,313)       (14,704)
                                                                                           --------       --------

                   Total stockholders' equity                                                 8,976         16,951
                                                                                           --------       --------

                   Total liabilities and stockholders' equity                              $ 10,559       $ 18,172
                                                                                           ========       ========


See accompanying notes to financial statements.

                                 dreamlife, inc.
                        (A Development Stage Enterprise)
                            Statements of Operations

               (in thousands, except share and per share amounts)


                                                                      PERIOD FROM APRIL 21, 1999
                                                  THREE MONTHS ENDED     (DATE OF INCEPTION)
                                                    JUNE 30, 2000          TO JUNE 30, 1999
                                                  ------------------  --------------------------
                                                     (UNAUDITED)              (UNAUDITED)
Revenues:
    Interactive services revenue                    $         13             $         --
    Commerce                                                  --                       --
                                                    ------------             ------------
         Total Revenue                                        13                       --

Cost of revenues                                              12                       --
                                                    ------------             ------------
                                                               1                       --

Expenses:
    Noncash compensation expense                             548                    3,982
    Amortization of intangible assets                        594                      198
    Advertising and marketing                                846                       --
    General and administrative                             2,906                      521
                                                    ------------             ------------
         Total operating expenses                          4,894                    4,701
                                                    ------------             ------------
Operating Loss                                            (4,893)                  (4,701)

Interest income                                               82                       63
                                                    ------------             ------------
         Net loss                                         (4,811)                  (4,638)

Beneficial conversion attributable
    to preferred stock                                        --                       --
                                                    ------------             ------------

         Net loss attributable to common
             stockholders                           $     (4,811)            $     (4,638)
                                                    ============             ============

Basic and diluted net loss per common share         $      (0.12)            $      (0.66)
                                                    ============             ============

Shares used in basic and diluted net
             loss per common share calculation        40,368,351                7,065,561
                                                    ============             ============


                                                                          PERIOD FROM APRIL 21, 1999
                                                        SIX MONTHS ENDED     (DATE OF INCEPTION)
                                                         JUNE 30, 2000          TO JUNE 30, 2000
                                                        ----------------  --------------------------
                                                          (UNAUDITED)              (UNAUDITED)
Revenues:
    Interactive services revenue                         $         27             $         27
    Commerce                                                        1                        1
                                                         ------------             ------------
         Total Revenue                                             28                       28

Cost of revenues                                                   18                       18
                                                         ------------             ------------
                                                                   10                       10

Expenses:
    Noncash compensation expense                                1,634                   10,206
    Amortization of intangible assets                           1,188                    2,574
    Advertising and marketing                                   1,454                    1,454
    General and administrative                                  5,545                   10,664
                                                         ------------             ------------
         Total operating expenses                               9,821                   24,898
                                                         ------------             ------------
Operating Loss                                                 (9,811)                 (24,888)

Interest income                                                   202                      575
                                                         ------------             ------------
         Net loss                                              (9,609)                 (24,313)

Beneficial conversion attributable
    to preferred stock                                             --                   13,617
                                                         ------------             ------------

         Net loss attributable to common
             stockholders                                $     (9,609)            $    (37,930)
                                                         ============             ============

Basic and diluted net loss per common share              $      (0.24)            $      (2.01)
                                                         ============             ============

Shares used in basic and diluted net
             loss per common share calculation             40,368,351               18,912,835
                                                         ============             ============



See accompanying notes to financial statements.

                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity

                 Period from April 21, 1999 (date of inception)
                                to June 30, 2000

                      (in thousands, except share amounts)




                                                                    CONVERTIBLE PREFERRED STOCK      CONVERTIBLE PREFERRED STOCK
                                                                      SERIES A PAR VALUE $.01          SERIES B PAR VALUE $.01
                                            COMMON STOCK           ------------------------------   ------------------------------
                                       SHARES          AMOUNT        SHARES          AMOUNT            SHARES          AMOUNT
                                    --------------  -------------  -----------   ----------------   -------------  ---------------
Issuance of shares pursuant to
    merger of dreamlife, inc. and
    CYL                                 7,047,828   $         70            -    $             -               -   $            -

Issuance of shares to members
    of CYL pursuant to merger                   -              -       99,059                  1               -                -

Issuance of shares in private
    placement, net of expenses                  -              -            -                  -         178,582                2

Issuance of shares to acquire
    Concept Development, Inc.                   -              -            -                  -               -                -

Issuance of shares pursuant to
    exclusive license agreement                 -              -            -                  -               -                -

Exercise of stock options                 268,857              3            -                  -               -                -

Issuance of common stock
    options                                     -              -            -                  -               -                -

Deferred compensation expense                   -              -            -                  -               -                -

Conversion of Convertible
    Preferred Stock Series B            1,785,820             18            -                  -        (178,582)              (2)

Conversion of Convertible
    Preferred Stock Series C              557,450              5            -                  -               -                -

Distribution of discontinued
    operations                                  -              -            -                  -               -                -

Conversion of Convertible
    Preferred Stock Series A           30,708,396            307      (99,059)                (1)              -                -

Net loss for the period from
    April 21, 1999 (date of
    inception) to
    December 31, 1999                           -              -            -                  -               -                -
                                    --------------  -------------  -----------   ----------------   -------------  ---------------

Balance at December  31, 1999          40,368,351   $        403            -    $             -               -   $            -

Cancellation of stock options*                  -              -            -                  -               -                -

Deferred compensation expense*                  -              -            -                  -               -                -

Issuance of warrants*                           -              -            -                  -               -                -

Net loss for the six months*
    ended June 30, 2000                         -              -            -                  -               -                -
                                    --------------  -------------  -----------   ----------------   -------------  ---------------

Balance at June  30, 2000*             40,368,351   $        403            -    $             -               -   $            -
                                    ==============  =============  ===========   ================   =============  ===============



                                                                               DISTRIBUTION OF
                                    CONVERTIBLE PREFERRED STOCK                 DISCONTINUED
                                     SERIES C PAR VALUE $.01     ADDITIONAL     OPERATION TO
                                    --------------------------     PAID-IN        COMMON
                                      SHARES        AMOUNT        CAPITAL       STOCKHOLDERS
                                    ------------  ------------  ------------  -----------------
Issuance of shares pursuant to
    merger of dreamlife, inc. and
    CYL                                       -   $         -     $   4,169          $  (1,239)

Issuance of shares to members
    of CYL pursuant to merger                 -             -            (1)                 -

Issuance of shares in private
    placement, net of expenses                -             -        15,064                  -

Issuance of shares to acquire
    Concept Development, Inc.            50,000             1         4,499                  -

Issuance of shares pursuant to
    exclusive license agreement           5,745             -           517                  -

Exercise of stock options                     -             -            (3)                 -

Issuance of common stock
    options                                   -             -        14,362                  -

Deferred compensation expense                 -             -             -                  -

Conversion of Convertible
    Preferred Stock Series B                  -             -           (16)                 -

Conversion of Convertible
    Preferred Stock Series C            (55,745)           (1)           (4)                 -

Distribution of discontinued
    operations                                -             -        (1,239)             1,239

Conversion of Convertible
    Preferred Stock Series A                  -             -          (306)                 -

Net loss for the period from
    April 21, 1999 (date of
    inception) to
    December 31, 1999                         -             -             -                  -
                                    ------------  ------------  ------------  -----------------

Balance at December  31, 1999                 -   $         -     $   37,042         $       -

Cancellation of stock options*                -             -        (3,476)                 -

Deferred compensation expense*                -             -             -                  -

Issuance of warrants*                         -             -           833                  -

Net loss for the six months*
    ended June 30, 2000                       -             -             -                  -
                                    ------------  ------------  ------------  -----------------

Balance at June  30, 2000*                    -   $         -     $  34,399          $       -
                                    ============  ============  ============  =================



                                       DEFERRED
                                      COMPENSATION
                                       AND OTHER     ACCUMULATED
                                        CHARGES       DEFICIT         TOTAL
                                      ------------  -------------  -------------
Issuance of shares pursuant to
    merger of dreamlife, inc. and
    CYL                               $         -   $           -     $    3,000

Issuance of shares to members
    of CYL pursuant to merger                   -              -              -

Issuance of shares in private
    placement, net of expenses                  -              -         15,066

Issuance of shares to acquire
    Concept Development, Inc.                   -              -          4,500

Issuance of shares pursuant to
    exclusive license agreement                 -              -            517

Exercise of stock options                       -              -              -

Issuance of common stock
    options                               (14,362)             -              -

Deferred compensation expense               8,572              -          8,572

Conversion of Convertible
    Preferred Stock Series B                    -              -              -

Conversion of Convertible
    Preferred Stock Series C                    -              -              -

Distribution of discontinued
    operations                                  -              -              -

Conversion of Convertible
    Preferred Stock Series A                    -              -              -

Net loss for the period from
    April 21, 1999 (date of
    inception) to
    December 31, 1999                           -        (14,704)       (14,704)
                                      ------------  -------------  -------------

Balance at December  31, 1999         $    (5,790)  $    (14,704)     $  16,951

Cancellation of stock options*              3,476              -              -

Deferred compensation expense*              1,634              -          1,634

Issuance of warrants*                        (833)             -              -

Net loss for the six months*
    ended June 30, 2000                         -         (9,609)        (9,609)
                                      ------------  -------------  -------------

Balance at June  30, 2000*            $    (1,513)  $    (24,313)     $   8,976
                                      ============  =============  =============



* Indicates unaudited amounts.
See accompanying notes to financial statements.

                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                 (in thousands)


                                                                            PERIOD FROM APRIL 21, 1999   PERIOD FROM APRIL 21, 1999
                                                         SIX MONTHS ENDED       (DATE OF INCEPTION)        (DATE OF INCEPTION)
                                                           JUNE 30, 2000         TO JUNE 30, 1999            TO JUNE 30, 2000
                                                         ----------------   --------------------------   --------------------------
                                                             (UNAUDITED)            (UNAUDITED)                (UNAUDITED)
Cash flows from operating activities:
    Net loss                                             $         (9,609)  $                   (4,638)  $                  (24,313)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Noncash compensation expense                                 1,634                        3,982                       10,206
       Depreciation and amortization                                1,404                          202                        2,872
       Changes in:
          Accounts receivable                                          (7)                          --                           (7)
          Prepaid expenses and other                                  298                         (202)                        (281)
          Cash held in escrow                                         100                         (125)                          --
          Accounts payable and accrued expenses                       396                          319                        1,451
                                                         ----------------   --------------------------   --------------------------

              Net cash used in operating activities                (5,784)                        (462)                     (10,072)
                                                         ----------------   --------------------------   --------------------------

Cash flows from investing activities:
    Acquisition of property and equipment                            (414)                          --                       (1,319)
    Deferred costs                                                    (75)                          --                          (75)
    Acquisition of Concept Development, Inc.                           --                       (2,110)                      (2,113)
    Payment of security deposits                                       --                         (271)                        (277)
                                                         ----------------   --------------------------   --------------------------

              Net cash used in investing activities                  (489)                      (2,381)                      (3,784)
                                                         ----------------   --------------------------   --------------------------

Cash flows from financing activities:
    Net proceeds from sale of Series B Convertible
       Preferred Stock                                                 --                       15,066                       15,066
    Cash acquired pursuant to merger of dreamlife,
       inc. and Change Your Life.com                                   --                        3,000                        3,000
    Payments under capital lease obligations                          (51)                          --                          (75)
                                                         ----------------   --------------------------   --------------------------

              Net cash (used in) provided by
                   financing activities                               (51)                      18,066                       17,991
                                                         ----------------   --------------------------   --------------------------


              Net (decrease) increase in cash
                    and cash equivalents                           (6,324)                      15,223                        4,135


              Cash and cash equivalents at
                    beginning of period                            10,459                           --                           --
                                                         ----------------   --------------------------   --------------------------

              Cash and cash equivalents at
                    end of period                        $          4,135   $                   15,223   $                    4,135
                                                         ================   ==========================   ==========================





Supplemental information of noncash investing and
    financing activities:
    Common stock dividend to effect USN Spin-Off         $             --   $                      --    $                    1,239
                                                         ================   ==========================   ==========================

    Computer equipment acquired under capital lease      $             17   $                       70   $                      208
                                                         ================   ==========================   ==========================

    Issuance of Series C Convertible Preferred Stock
       in acquisition of Concept Development, Inc.       $             --   $                    4,500   $                    4,500
                                                         ================   ==========================   ==========================

    Stock issued for exclusive license agreement         $             --   $                      517   $                      517
                                                         ================   ==========================   ==========================



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

              The interim financial statements of the Company as of and for the six months ended June 30, 2000, are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations and cash flows have been included in such unaudited financial statements. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2000.

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

(2)    RELATED PARTY TRANSACTIONS

       A director of the Company was paid consulting fees during the six-month period ended June 30, 2000 of $84,000.

                                    dreamlife, inc.
                            (A Development Stage Enterprise)

                              Notes to Financial Statements


 (3)   COMMITMENTS

       In December 1999, the Company entered into a Content License Agreement with Yahoo! Inc. whereby the Company's content will be placed within Yahoo!'s web site for one year. As of June 30, 2000, under the terms of the Content License Agreement and a media insertion order, the Company is obligated to pay Yahoo! an additional $1,000,000 through December 2000.

       In April 2000, the Company entered into a one-year engagement letter with Wit SoundView Corporation whereby Wit SoundView Corporation and Wit Capital Corporation will act as the Company's exclusive financial advisors. In connection with this engagement letter, the Company has agreed to pay a monthly retainer fee and to compensate Wit SoundView in connection with specified business and financing transactions involving dreamlife. The Company has also agreed to issue to Wit SoundView a five-year warrant to purchase 400,000 shares of common stock at $7.00 per share. The fair value of the warrants, amounting to $833,000, has been recorded as a deferred charge, reflected as a reduction to stockholder's equity in the balance sheet, pending the consummation of the related transaction.

       In July 2000, the Company entered into a content and distribution agreement with America Online, Inc. whereby the Company will provide content aimed at small business users to AOL and Netscape Netcenter for eighteen (18) months, in addition to receiving promotion across several AOL properties. As of June 30, 2000, the Company is obligated to pay America Online $1.0 million through December 2001.

(4)    LOSS PER SHARE

       Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and diluted loss per share were the same for the period April 21, 1999 (date of inception) through June 30, 2000 since the effect of all potential dilutive common stock equivalents was antidilutive. As of June 30, 2000 and December 31, 1999, there were options and warrants exercisable into 4,526,250 and 4,503,750 shares of common stock, respectively.

                                    dreamlife, inc.
                            (A Development Stage Enterprise)

                              Notes to Financial Statements

(5)    SEVERANCE COSTS

       In May 2000, the Company entered into a Retention and Severance Agreement with Beth Polish, dreamlife's then President and Chief Operating Officer, whereby, in addition to adjustments in stock option compensation, dreamlife paid to Ms. Polish a bonus of $50,000 and agreed to pay to Ms. Polish severance in the amount of $300,000 in semi-monthly installments through May 2001. As of June 30, 2000, unpaid severance costs of $275,000 are included in accrued liabilities.

(6)    EMPLOYMENT AGREEMENT

       In July 2000, the Company finalized the compensation arrangement with Peter A. Lund, dreamlife's new Chief Executive Officer. Under the agreement between Mr. Lund and dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Director's and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements, based on continued employment and is therefore being expensed over the vesting period. Mr. Lund also received stock option grants under the Company's 1999 Stock Option Plan and from a principal shareholder.

(7)    STOCK OPTIONS

       On June 29, 2000, the shareholders approved an increase in the number of shares reserved for issuance under the 1999 Employee Stock Option Plan to 6,500,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

FORWARD-LOOKING STATEMENTS

         Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and dreamlife, inc. ("dreamlife") cautions you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999 (filed with the Securities and Exchange Commission on March 30, 2000), including without limitation, (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions,
(iii) the effect of federal, state and foreign regulation on our business, (iv) our ability to attract and maintain relationships with content providers, (v) intellectual property and other claims, (v) our ability to successfully implement and execute our e-commerce or advertising sales and sponsorship strategy and (vi) our ability to maintain our relationships with our customers in addition to the risks described below, as well as those discussed in our other public filings. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

         "dreamlife", the dreamlife logo and "Quick Coach" are service marks of dreamlife, inc. Other marks are the property of their respective owners.

OVERVIEW

         We officially launched our web site, www.dreamlife.com, in February 2000. We believe our web site will enable our members to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, education tools and an interface with experts and peer support.

         Our web site is undergoing continuing development. We have, therefore, not yet fully implemented our marketing plan. Over the next several months, as additional courses and features are added to the site, we expect to increase our online and offline marketing and promotional activities.

         We plan to derive revenues from sponsorships, electronic commerce, advertising and fees for interactive products and services. During the six months ended June 30, 2000, we began to generate an immaterial amount of revenues through the sale of online courses to our users and through the sale of related products, such as books and tapes, through our affiliate program with barnesandnoble.com inc. We have not generated any advertising or sponsorship revenues to date. We believe we will begin to generate advertising and sponsorship revenues by the end of 2000 as we increase our marketing activities and build our membership base.

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

REVENUES AND COST OF REVENUES

         We began to generate an immaterial amount of revenue during the first six months of 2000. Revenues for the six months ended June 30, 2000 and the three months ended June 30, 2000 were $28,000 and $13,000, respectively, and were primarily a result of the sale of online courses to our users. Cost of revenues were $18,000 for the six months ended June 30,2000 and $12,000 for the three months ended June 30, 2000, comprised of revenue share amounts due to our content providers and service fees due to our digital commerce service provider.

INTEREST INCOME

         We earned interest of approximately $202,000 on our cash balances for the six months ended June 30, 2000. For the three months ended June 30, 2000, we earned interest of $82,000 on our cash balances.

EXPENSES

         Our operating expenses for the six months ended June 30, 2000 totaled $9.8 million, of which $2.8 million related to non-cash items including $1.6 million of compensation expense for compensatory stock options granted to our employees and directors and $1.2 million related to the amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 4 to dreamlife's audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). The remaining $6.7 million of expenses primarily consisted of expenses relating to internal salaries, continuing development of our web site, advertising and promotional expenses, and expenses related to the acquisition and development of content.

         For the three months ended June 30, 2000, our operating expenses totaled $4.9 million, of which $1.1 million related to non-cash items including $0.5 million of compensation expense for compensatory stock options granted to our employees and directors and $0.6 million related to the amortization of intangible assets as described above. The remaining $3.5 million of expenses consisted of expenses relating to internal salaries, advertising and promotional expenses, continuing development of our web site, and expenses related to the acquisition and development of content. We believe that the general and administrative and advertising and marketing expenses will significantly increase as we continue to acquire staff and equipment and that the amortization of intangibles may increase depending on the amount and nature of future content acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         We had $4.1 million in cash and cash equivalents at June 30, 2000.

         For the six months ended June 30, 2000, cash used in operating activities was $5.8 million, of which internal salaries and benefits expenses totaled approximately $2.3 million, advertising and promotional expenses totaled $1.5 million, web site development and content development expenses totaled $0.8 million and other operating expenses totaled $1.5 million.

         For the six months ended June 30, 2000, cash used in investing activities was $489,000 primarily for the acquisition of property and equipment.

         Cash used in financing activities was approximately $50,000 for payments under capital lease obligations.

         We believe that we will continue to incur operating losses through at least 2001. We expect that cash and cash equivalents at June 30, 2000 will adequately fund initial significant technology hardware and software expenditures necessary to develop our business and allow us to meet our operating needs through September 2000. We expect the number of employees devoted to our Internet business to increase slightly from 50 at June 30, 2000 to approximately 55 at September 30, 2000. We believe existing cash will fund increased costs related to our anticipated hirings through at least September 30, 2000. To the extent that such increased costs exceed existing resources and the acquisition or development of content and/or marketing requires significant cash consideration, we anticipate the need to obtain additional financing before September 30, 2000. We cannot assure you that we will be able to secure additional financing or that such financing, if any, will be available on favorable terms.

         In December 1999, we entered into an agreement with Yahoo! Inc. whereby our content will be placed within Yahoo!'s web site for one year. As of June 30, 2000, under the terms of such agreement and a media insertion order, we are obligated to pay Yahoo! an additional $1.0 million through December 2000.

         In April 2000, we entered into a one-year engagement letter with Wit SoundView Corporation whereby Wit SoundView Corporation and Wit Capital Corporation will act as our exclusive financial advisors. In connection with this engagement letter we have agreed to pay a monthly retainer fee and to compensate Wit SoundView in connection with specified business and financing transactions involving dreamlife. We have also agreed to issue to Wit SoundView a five-year warrant to purchase 400,000 shares of our common stock at $7.00 per share.

         In May 2000, we entered into a Retention and Severance Agreement with Beth Polish, dreamlife's then President and Chief Operating Officer, whereby, in addition to adjustments in stock option compensation, dreamlife paid to Ms. Polish a bonus of $50,000 and agreed to pay to Ms. Polish severance in the amount of $300,000 in semi-monthly installments through May 2001.

SUBSEQUENT EVENTS

         In July 2000, we entered into an agreement with America Online, Inc. whereby we will provide content aimed at small business users to AOL and Netscape Netcenter for 18 months, in addition to receiving promotion across several AOL properties. As of June 30, 2000, we are obligated to pay America Online $1.0 million through December 2001.

         In July 2000, we finalized our compensation arrangement with Peter A. Lund, our new Chief Executive Officer. Under an agreement between Mr. Lund and dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Directors and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements based on continued employment and is therefore being expensed over the vesting period. Mr. Lund also received stock option grants under our 1999 Stock Option Plan and from a principal shareholder.

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

         On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000, the SEC issued SAB 101A which amends the transition guidance for SAB 101. Under the revised guidance, the staff will not object if registrants that have not applied the accounting requirements in SAB 101 do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The staff believes that the change must be reported no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999. If a registrant with a fiscal year beginning between December 16, 1999 and March 15, 2000 elects to avail itself of this delay, the change must be reported in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". We believe the adoption of SAB 101 will not have a significant effect on our financial statements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMENDMENT NO. 2 TO 1999 EMPLOYEE STOCK OPTION PLAN

         By Written Consent in Lieu of a Meeting dated June 29, 2000, holders representing 30,708,396 shares of our common stock approved Amendment No. 2 to our 1999 Employee Stock Option Plan. The amendment (i) increases, by 3,212,500, the number of shares of common stock reserved for issuance under the 1999 Employee Stock Option Plan, from 3,287,500 shares to 6,500,000 shares, and (ii) increases, by 1,100,000, the maximum number of shares of common stock underlying options that can be granted to employees from their date of hire through the end of the remaining fiscal year, from 1,300,000 shares to 2,400,000 shares. The shares voting in favor of the amendment represented 76.1% of our outstanding voting stock on the record date for such consent.

         On July 25, 2000, we sent an Information Statement to our stockholders describing Amendment No. 2 to the 1999 Employee Stock Option Plan in compliance with Delaware law and Rule 14c-2 promulgated under the Securities Exchange Act of 1934. In accordance with Rule 14c-2, the amendment will take effect on August 14, 2000. Amendment No. 2 is being made in light of the expansion of our workforce to enable us to continue to provide incentives to our employees to advance our interests and to enable us to continue to attract qualified new employees in a competitive marketplace. Please read our definitive Information Statement on Form 14C dated and filed with the Securities Exchange Commission on July 25, 2000 for more information on the 1999 Employee Stock Option Plan and Amendment No. 2.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits

                  Exhibit
                  Number            Description and Method of Filing
                  ---------         -------------------------------------------
                     3(i).1        Restated Certificate of Incorporation (1)

                     3(i).2        Certificate  of Amendment to Certificate  of  Incorporation  dated June 18, 1987
                                   (2)

                     3(i).3        Certificate  of Amendment to  Certificate  of  Incorporation  dated November 17,
                                   1989 (3)

                     3(i).4        Certificate  of Amendment to  Certificate  of  Incorporation  filed  November 3,
                                   1999 (4)

                     3(i).5        Certificate  of Amendment to  Certificate  of  Incorporation  filed December 13,
                                   1999 (5)

                     3(ii)         Amended and Restated By-Laws (6)

                     10.1          Retention  and Severance  Agreement  made as of May 23, 2000 by and between Beth
                                   Polish and dreamlife, inc. (7)

                     10.2          Offer letter by and between Peter A. Lund and dreamlife, inc. dated July 24,
                                   2000 (8)

                     10.3          Letter  agreement  regarding  registration  rights by and between  Peter A. Lund and dreamlife, inc. dated July 24, 2000 (8)

                     10.4          Interactive   Services  Agreement  by  and  between  America  Online,  Inc.  and dreamlife, inc. dated July 17, 2000 (9)

                     27            Financial Data Schedule

                     99            Press Release issued May 25, 2000 (7)


----------------------------
                     (1) Incorporated by reference from Exhibit 3.1 to the
                         registrant's Registration Statement No. 33-4532-W on Form S-18.

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

                     (7) Incorporated by reference to the registrant's Form 8-K dated May 23, 2000 and filed with the Securities and Exchange Commission as of May 26, 2000.

                     (8) Incorporated by reference to the registrant's Form 8-K dated July 24, 2000 and filed with the Securities and Exchange Commission as of July 25, 2000.

                     (9) This agreement has been redacted in part as
                         confidential treatment has been requested for certain portions. A full copy of the agreement is being filed with the Securities and Exchange Commission.

         (b)      Report on Form 8-K

         On May 26, 2000, dreamlife filed a report on Form 8-K dated May 23, 2000 under Item 5 (Other Events) in connection with the naming of Peter A. Lund as Chief Executive Officer and the execution of a Retention and Severance Agreement with our former President and Chief Operating Officer, Beth Polish.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      dreamlife, inc.

Dated: August 14, 2000                 By:    /s/ Peter A. Lund
       ----------------                       ----------------------------------
                                              Peter A. Lund
                                              Chief Executive Officer


                                        By:    /s/ Philicia G. Levinson
                                               ---------------------------------
                                               Philicia G. Levinson
                                               Senior Vice President,
                                               Chief  Financial Officer,
                                               Secretary and Treasurer


                                           EXHIBIT INDEX

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

                     3(i).2        Certificate of Amendment to Certificate of
                                   Incorporation dated June 18, 1987 (2)

                     3(i).3        Certificate of Amendment to Certificate of
                                   Incorporation dated November 17, 1989 (3)

                     3(i).4        Certificate of Amendment to Certificate of
                                   Incorporation filed November 3, 1999 (4)

                     3(i).5        Certificate of Amendment to Certificate of
                                   Incorporation filed December 13, 1999 (5)

                     3(ii)         Amended and Restated By-Laws (6)

                     10.1 Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and dreamlife, inc. (7)

                     10.2 Offer letter by and between Peter A. Lund and dreamlife, inc. dated July 24, 2000 (8)

                     10.3          Letter agreement regarding registration
                                   rights by and between Peter A. Lund and
                                   dreamlife, inc. dated July 24, 2000 (8)

                     10.4          Interactive Services Agreement by and between
                                   America Online, Inc. and dreamlife, inc.
                                   dated July 17, 2000 (9)

                     27            Financial Data Schedule

                     99            Press Release issued May 25, 2000 (7)

--------------------------------------------------------------------------------

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

    (7) Incorporated by reference to the registrant's Form 8-K dated May 23, 2000 and filed with the Securities and Exchange Commission as of May 26, 2000.

    (8) Incorporated by reference to the registrant's Form 8-K dated July 24, 2000 and filed with the Securities and Exchange Commission as of July 25, 2000.

    (9) This agreement has been redacted in part as confidential treatment has been requested for certain portions. A full copy of the agreement is being filed with the Securities and Exchange Commission.

    [*CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS AGREEMENT. OMITTED PORTIONS HAVE BEEN FILED SEPARATELY WITH THE SECURITIES
                           AND EXCHANGE COMMISSION.]

                                  CONFIDENTIAL

                         INTERACTIVE SERVICES AGREEMENT

         This Interactive Services Agreement (this "Agreement"), effective as of [*] (the "Effective Date"), is made and entered into by and between America Online, Inc. ("AOL"), a Delaware corporation, with its principal offices at 22000 AOL Way, Dulles, Virginia 20166, and dreamlife, Inc.("Interactive Content Provider" or "ICP"), a Delaware corporation, with its principal offices at 425 West 15th Street, Suite 3R, New York, New York 10011 (each a "Party" and collectively the "Parties").

                                  INTRODUCTION

         AOL and ICP each desires that AOL provide access to the Customized Site and Customized Programming through the AOL Network, subject to the terms and conditions set forth in this Agreement. To the extent this Agreement requires performance by a subsidiary of AOL, AOL, in its capacity as stockholder of such subsidiary, shall cause such subsidiary to perform in accordance with this Agreement. Capitalized terms used but not otherwise defined in this Agreement shall be as defined on Exhibit B attached hereto.

                                      TERMS

1.       DISTRIBUTION; PROGRAMMING

         1.1 PROMOTION AND DISTRIBUTION. Beginning on a mutually agreed upon date(s) after the Effective Date, AOL shall provide ICP with the placements set forth on Exhibit A-1. The placements described on Exhibit A-1 and any other placements or promotions provided by AOL to ICP shall be referred to as the "Placements." The Placements shall link to the Customized Site and/or Customized Programming.

         1.2 PROGRAMMING AND CONTENT. The Customized Site and Customized Programming shall consist of the Content described on the programming plan attached as Exhibit A-2 (the "Programming Plan"). The inclusion of any additional Content (other than advertisements, links or promotions permitted under Section 5) within the Customized Site and/or Customized Programming (including, without limitation, any features, functionality or technology) not expressly described on Exhibit A shall be subject to AOL's prior written approval, which will not be unreasonably delayed. ICP shall ensure that the Licensed Content within the Customized Site and Customized Programming is, in the aggregate, equal to or better than the Content distributed by ICP through any other ICP Interactive Site in all material respects, including without limitation, quality, breadth, depth, timeliness, functionality, features, prices of products and services and terms and conditions; provided that any changes to the Customized Site, Customized Programming or the Licensed Content necessary to comply with this sentence shall be subject to AOL's review and approval, which will not be unreasonably delayed. Notwithstanding the foregoing, ICP shall not be required to comply with the immediately preceding sentence to the extent such compliance would require ICP to violate another provision of this Agreement.

         1.3 LICENSE. Subject to the terms and conditions of this Agreement, ICP hereby grants AOL a worldwide license to use, market, license, store, distribute, reproduce, display, adapt in accordance with the Programming Plan, communicate, perform, translate, transmit, and promote the Customized Site, the Customized Programming and the Licensed Content (or any portion thereof) through the AOL Network as AOL may determine in its sole discretion including without limitation the right to integrate Content from the Customized Site and/or Customized Programming by linking to specific areas thereon, provided that the link to any such Content on the AOL Network shall conform to the specifications of an ICP Presence.

         1.4      MANAGEMENT.

                  1.4.1 ICP MANAGEMENT OBLIGATIONS. ICP shall design, create, edit, manage, review, update (on a daily basis or as otherwise specified herein), and maintain the Customized Site, Customized Programming and the Licensed Content in a timely and professional manner and in accordance with the terms of this Agreement and shall use its commercially reasonable efforts to keep the Licensed Content current, accurate and well-organized at all times. Except as specifically provided for herein, AOL shall have no obligations of any kind with respect to the Customized Site or Customized Programming. ICP shall be responsible for any hosting or communication costs associated with the Customized Site and Customized Programming.

                  1.4.2 COMPLIANCE. In the event ICP fails to comply with any material term of this Agreement, including without limitation ICP's obligations under this Section 1.4, its promotional obligations under Section 2, the customization and integrity requirements of Section 5, or its obligations to provide the Content set forth on the Programming Plan, AOL will have the right (in addition to any other remedies available to AOL hereunder) to decrease the carriage and promotion it provides to ICP hereunder and/or to decrease or cease any other contractual obligation of AOL hereunder until such time as ICP corrects its non-compliance, in which event AOL will be relieved of the proportionate amount of any carriage, promotional and/or Impressions commitments made to ICP by AOL hereunder corresponding to such decrease in carriage and promotion. Prior to decreasing the carriage and promotion it provides to ICP hereunder, AOL shall notify ICP, which notice requirement shall be satisfied by AOL's sending of an email to ICP, without regard to the confirmation of receipt of such email. As soon as practicable after receiving notice from ICP of ICP's cure of a breach hereunder, AOL shall restore the carriage and promotion previously decreased, provided that to AOL's reasonable satisfaction, such breach has indeed been cured.


         1.5 CARRIAGE FEE. ICP shall pay AOL One Million Eleven Thousand and Sixty Dollars ($1,011,60) as follows: (i) [*] on the Effective Date, (ii) $[*] on September 1, 2000 and (iii) [*] quarterly payments of [*] each beginning on October 1, 2000. In the event of an ICP financing event of [*] or greater, the last quarterly payment of [*] shall accelerate and become immediately due and payable.

         1.6 IMPRESSIONS TARGET. AOL shall provide ICP with at least [*] Impressions from placement of ICP Presences on the AOL Network (the "Impressions Target"), provided that only ICP Presences that contain a [*] to the [*] or [*] will count against the Impressions Target. In the event that the Impressions Target is not met (or will not, in AOL's reasonable judgment, be met) during the Term, then as ICP's sole remedy, at AOL's option either (a) the Term (including the permanent Placements) shall be extended for up to six (6) months without additional carriage fees payable by ICP[*], (b) AOL shall, from time to time, provide ICP with the remaining Impressions in the form of advertising space within the AOL Represented Advertising, as mutually agreed upon by the Parties, of comparable value to the undelivered Impressions (as reasonably determined by AOL), or (c) some combination thereof.

         1.7 MEMBER BENEFITS. ICP will generally promote through the Customized Site any special or promotional offers made available by or on behalf of ICP generally through the Generally Available Site. In addition, ICP shall promote through the Customized Site on a regular and consistent basis special offers exclusively available to AOL Members ("AOL Exclusive Offers"). ICP shall, at all times, feature at least one AOL Exclusive Offer for AOL Members (except as otherwise mutually agreed upon by the Parties). The AOL Exclusive Offer made available by ICP shall provide a substantial member benefit to AOL Members, either by virtue of a meaningful price discount, product enhancement, unique service benefit or other special feature. ICP will provide AOL with reasonable prior notice of AOL Exclusive Offers and other special offers so that AOL can, in its editorial discretion, market the availability of such offers.

2.       CROSS-PROMOTION

         2.1 COOPERATION. Each Party shall cooperate with and reasonably assist the other Party in supplying material for marketing and promotional activities.

         2.2      INTERACTIVE SITE.

                  2.2.1 On the first screen of the Generally Available Site ([*]), ICP shall include two prominent actionable graphical promotional buttons (at least 90 x 30 pixels or 70 x 70 pixels in size) promoting the AOL Service (or other AOL product or service designated by AOL[*]) (the "AOL Promo") and the Netscape browser, respectively (the "Netscape Promo" and, collectively with the AOL Promo, the "Site Promos"), as follows:

                           (a) AOL will provide the creative content to be used in the Site Promos. ICP shall post (or update, as the case may be) the creative content supplied by AOL within the spaces for any Site Promo within five (5) days of its receipt of such content from AOL. In the event that AOL elects to serve the either or both Site Promos to the ICP Interactive Site from an ad server controlled by AOL or its agent, ICP shall take all reasonable operational steps necessary to facilitate such ad serving arrangement, including, without limitation, inserting HTML code designated by AOL on the pages of the ICP Interactive Site on which such Site Promo will appear.

                           (b) In addition, ICP may, at it's option, participate in the AOL Affiliate Network marketing program, in which event, ICP shall receive the standard partner bounties under the AOL Affiliate Network marketing program in connection with AOL Member acquisition through the AOL Promo. The terms and conditions of the AOL Affiliate Network marketing program are as set forth at http://affiliate.aol.com/affiliate/welcome.html. At
                           ICP's option, ICP may participate in the Netscape Affiliate browser distribution program, in which event ICP shall receive the standard bounties under the Netscape Affiliate browser distribution program in connection with the sale of Netscape browser software through the Netscape Promo. The terms and conditions of the Netscape Affiliate browser distribution program are as set forth at http://www.netscape.com/affiliate/welcome.html.

                  2.2.2 In addition, within each ICP Interactive Site, (i) [*] ICP shall permit AOL Members to utilize AOL's screenname authentication functionality in connection with each registration or similar process on the ICP Interactive Site and such functionality shall be displayed at least as prominently as any other method of registration, and (ii) to the extent ICP offers or promotes any instant messaging and/or any third party calendaring products or services, ICP shall provide equal or greater promotions for such AOL-designated products.

         2.3 OTHER MEDIA. In ICP's television, radio, print and "out of home" (e.g., buses and billboards, point of purchase and other "place-based" promotions) advertisements and in any publications, programs, features or other forms of media over which ICP exercises editorial control [*] and in which an ICP Interactive Site or ICP's online Content is referenced, mentioned or promoted (including, without limitation, by listing the "URL" thereof), ICP will include specific references or mentions of the availability of the Customized Site through the AOL Network by including a listing of the AOL "keyword" for the Customized Site, which listing shall conform to the keyword guidelines and logo usage guidelines attached hereto as Exhibit E. All such references or mentions of AOL, and the use of AOL's trademarks, trade names and service marks in connection therewith, shall be in accordance with Section II of Exhibit C.

         2.4 Preferred Access Provider. ICP shall not promote any other Interactive Service more prominently than it promotes AOL.

3.       REPORTING; PAYMENT.

         3.1 AOL Usage Reporting. AOL shall make available to ICP a monthly report specifying for the prior month aggregate usage and Impressions with respect to ICP's presence on the AOL Network, which are similar in substance and form to the reports provided by AOL to other content partners similar to ICP.

         3.2 AOL ADVERTISEMENTS REPORTING. AOL shall make available to ICP a quarterly report specifying for the prior quarter activity relating to the calculation of Advertising Revenue. Such reporting shall be available within sixty (60) days of the end of the quarter in which such amounts were collected by AOL.

         3.3 CUSTOMIZED SITE REPORTING. ICP will supply AOL with monthly reports which reflect total impressions by AOL Members to the Customized Site during the prior month, the number of and dollar value associated with the transactions involving AOL Members and any registration information obtained from AOL Members at the Customized Site during the period in question. ICP represents that all URLs related to the Customized Site are listed on Exhibit A-2 and ICP shall provide AOL with an update of such list promptly upon any change thereto. In addition, ICP shall comply with the reporting requirements for AOL.com, Netscape Netcenter set forth on Exhibit F.

         3.4 Promotional Commitments. ICP shall provide to AOL a monthly report documenting its compliance with any promotional commitments it has undertaken pursuant to this Agreement, which report shall include the type of promotion, date of the promotion, duration and circulation of the promotion and any other mutually agreed upon information.

         3.5 PAYMENT SCHEDULE. Except as otherwise specified herein, each Party agrees to pay the other Party all amounts received and owed to such other Party as described herein on a quarterly basis within sixty (60) days of the end of the quarter in which such amounts were collected by such Party. The first quarter for which payment is to be made shall (i) begin on the first day of the month following the month of execution of this Agreement and (ii) include the portion of the month of execution following the Effective Date (unless this Agreement was executed on the first day of a month, in which case the quarter shall be deemed to begin on the first day of such month.

         3.6 WIRED PAYMENTS. All payments by ICP hereunder shall be paid in immediately available, non-refundable U.S. funds wired to the "America Online" account, Account Number [*] at the[*], or such other account of which AOL shall give ICP written notice. ICP shall include in each wired payment a reference to ICP and ICP's customer number provided by AOL and a brief description of the purpose of the payment (e.g., "first quarterly payment pursuant to Interactive Services Agreement dated _____"). ICP shall provide AOL, at the time of ICP's first payment to AOL under this Agreement, with the name, title, address, telephone number, fax number and e-mail address of the officer of ICP who will serve as AOL's point-of-contact for any billing questions.

4.       ADVERTISING AND MERCHANDISING

         4.1 AOL NETWORK ADVERTISING INVENTORY. AOL owns all right, title and interest in and to the advertising and promotional spaces within the AOL Network including, without limitation, the AOL Frames and shall have the right to all revenues therefrom. The specific advertising inventory within any AOL forms or pages, including such AOL Frames, shall be as reasonably determined by AOL.

         4.2 SALE OF ADVERTISEMENTS THROUGH CUSTOMIZED SITE. AOL owns all right, title and interest in and to the advertising and promotional spaces within the Customized Site. ICP may not incorporate or link to any Advertisement or other commercial elements without AOL's prior written approval. AOL will pay ICP [*] of Advertising Revenues received by AOL. AOL will not specifically target the competitors of ICP listed on Exhibit H for placement in any such advertising or promotional space. In addition, AOL will not knowingly provide any such advertising promotional space: (a) in violation of any law, regulation or third party right, (b) to any site containing, or person or entity promoting, pornographic or adult material, or (c) to any site, person or entity encouraging or promoting illegal activity,


         4.3 INTERACTIVE COMMERCE. Any merchandising permitted hereunder through the Customized Site and/or Customized Programming shall be subject to (i) the then-current requirements of AOL's merchant certification program as set forth at AOL Keyword:
                  Merchants under the "Anchor and Gold Tenants" section, and
                  (ii) approval by AOL of all products, goods and services to be offered through the Customized Site or the Customized Programming. ICP will [*] conform its promotion and sale of Products through the Customized Site and Customized Programming to the then-existing technologies identified by AOL which are optimized for the AOL Service including, without limitation, any "quick checkout" tool which AOL may implement to facilitate purchase of Products by AOL Members through the Customized Site.

5.       CUSTOMIZED PROGRAMMING AND CUSTOMIZED SITE

         5.1 PRODUCTION; PERFORMANCE. ICP shall [*] optimize all Customized Programming and the Customized Site for distribution hereunder according to AOL specifications and guidelines (including, without limitation, any HTML publishing guidelines) communicated to ICP by AOL and the Operating Standards set forth on Exhibit D attached hereto.

         5.2 CUSTOMIZATION. ICP shall customize all Customized Programming and the Customized Site for AOL Members as follows:

                    (a) CO-BRANDING AND NAVIGATION. ICP shall customize and co-brand a version of the Customized Site for distribution over each of the AOL Properties listed in Exhibit A-1 by displaying on each page of the Customized Site framing, branding for and links to the applicable AOL Property, and other navigational and promotional spaces, each as described for each such AOL Property on Exhibit G.

                    (b) CERTAIN LINKS AND PROMOTIONS. ICP shall ensure that AOL Members accessing the Customized Programming or linking to the Customized Site do not receive advertisements, promotions or links (i) for any entity reasonably construed to be in competition with AOL or the applicable AOL Property, (ii) in a category in which AOL or the applicable AOL Property has an exclusive or other preferential relationship, or (iii) otherwise in violation of the applicable AOL Property's then-standard advertising policies. ICP shall ensure that all Advertisements sold by ICP or its agents comply with all applicable federal, state and local laws and regulations. In addition, ICP shall ensure that no promotions, advertisements or links for any Internet browser (other than Netscape browsers) appear within any Customized Programming displayed to AOL Members accessing Netscape Netcenter or within the version of the Customized Site that is customized and co-branded for Netscape Netcenter.

                    (c) AOL TOOLS. Within the Customized Site, ICP shall use and/or feature solely AOL's tools and technology for the following utilities and functionality: instant messaging, chat, personalized news service, calendaring (including "click-to-add event" functionality associated therewith), web page community services, message boards, and commerce/content aggregation services (e.g., Shop@AOL and local content) ("AOL Tools"). If any such AOL Tool is not made available for use on the Customized Site within a reasonable time upon ICP's request, ICP shall be permitted to utilize on the Customized Site similar tools and technology provided by a third party, provided that such tools and technology are not branded by such third party and no links or promotions for such third party appear on the Customized Site and, provided, further that ICP will use commercially reasonable efforts to convert such tools and technology over to the corresponding AOL Tool once such AOL Tool is made available. In addition, the Customized Site shall not (x) provide or promote any email service, or (y) use or feature the tools or technology of any Interactive Service other than AOL. With respect to chat and message boards only, ICP shall have until [*] to complete integration of AOL Tools and until such time, ICP may utilize its own or a third party's tools and technology on the Customized Site, provided however, that (i) such tools and technology are not branded by a third party, and no links or promotions for such third party appear on the Customized Site (except for the copyright notice as it appears on the ICP Interactive Site as of the Effective Date, which shall not link to third party content), and (ii) ICP will maintain prominent links to AOL's chat and message boards.

                    (d) DOMAIN NAME. ICP shall host all pages of each version of the Customized Site and the Customized Programming under a domain name co-branded with the applicable AOL Property (i.e., icp.aol.com, icp.netscape.com, etc.). Upon the expiration or earlier termination of this Agreement, unless the Parties otherwise agree, ICP shall (i) discontinue hosting the Customized Site under the co-branded domain name, and (ii) for a period of six (6) months thereafter, such co-branded domain name will be re-directed to a jump page hosted by AOL, which jump page will contain equally prominent navigation and branding to ICP and AOL. shall be co-branded with each Party's brands and shall contain prominent navigation to both the Generally Available Site and AOL.

                    (e) CONTENT. ICP shall customize the Content on each version of the Customized Site to the extent the Programming Plan requires specific Content for particular AOL Properties.

                    (f) REGISTRATION. AOL Members shall not be subject to a registration process (or any similar process) in order to access and use the Customized Programming or the top level of the Customized Site, but the Customized Site may require registration or similar processes for the specific features or functionality expressly described on Exhibit A and other types of features and functionality generally consistent with those set forth on Exhibit A provided that any registration or similar process on the Customized Site (x) is no more burdensome than any other registration or similar process on another ICP Interactive Site and (y) permits AOL Members to utilize AOL's screenname authentication functionality and displays such functionality as prominently as any other method of registration. In addition, any registration or similar process on the version of the Customized Site that is customized for distribution through Netscape Netcenter shall be integrated with Netscape's then-current registration system.

         5.3 INTEGRITY OF AOL NETWORK. The Parties will work together on mutually acceptable links (including links back to the AOL Network) within the Customized Site in order to create a robust and engaging AOL member experience and the Customized Site may include reasonable editorial links that are contextually related to the Content described on the Programming Plan subject to the terms of this Agreement, including Section 5.2 (b) and the following:

                  (a) ICP shall take reasonable efforts to ensure that AOL traffic is generally either kept within the Customized Site or channeled back into the AOL Network. If AOL notifies ICP in writing that, in AOL's reasonable judgment, links from the Customized Site cause an excessive amount of AOL traffic to be diverted outside of the Customized Site and the AOL Network in a manner that has a detrimental effect on the traffic flow of the AOL audience, then ICP shall immediately reduce the number of links out of the Customized Site. In the event that ICP cannot or does not so limit diverted traffic from the Customized Site, AOL reserves the right to terminate any links from the AOL Network to the Customized Site.

                  (b) ICP shall ensure that the Customized Site does not contain any permanent or semi-permanent links to third party Content outside of the Customized Site, except as expressly described in the Programming Plan. In addition, ICP shall ensure that the Customized Site does not contain any rotational links (including, without limitation, banner advertisements) to aggregated Content within the same Content category or AOL Property channel as ICP's Content, except as expressly described in the Programming Plan.

                  (c) Any links from the Customized Site to other Content shall be directed to Content within the AOL Network or within the customized sites of other AOL interactive Content providers to the extent such Content is available within such areas.

                  (d) Any Advertisements purchased by ICP within the sites of other AOL interactive Content providers or interactive marketing partners shall link to the Customized Site.

         5.4 LINKS WITHIN CUSTOMIZED PROGRAMMING. The Customized Programming shall not contain any links or pointers to any other area on or outside of the AOL Network without AOL's prior written consent, except as expressly described in the Programming Plan.

         5.5 SITE AND CONTENT PREPARATION. Subject to the provisions of this Agreement, ICP shall achieve Site and Content Preparation by[*]. "Site and Content Preparation" shall mean that ICP shall have completed all necessary production work for the Customized Site, all Customized Programming and any other related areas or screens (including programming all Content thereon); customized and configured the Customized Site, and all Customized Programming in accordance with this Agreement; and completed all other necessary work (including, without limitation, undergone all AOL site testing set forth on Exhibit D) to prepare the Customized Site, all Customized Programming and any other related areas or screens to launch on the AOL Network as contemplated hereunder. In the event ICP has not achieved Site and Content Preparation by[*], then in addition to any other remedies available, the Impressions Target set forth in Section 1.6 shall be reduced on a pro rata basis based on the number of days after [*] that ICP achieves Site and Content Preparation divided by[*]. In the event ICP has not achieved Site and Content Preparation by[*], then in addition to any other remedies available, AOL shall have the right to terminate this Agreement by giving ICP written notice thereof. If ICP is delayed in achieving Site and Content Preparation solely due to a failure by AOL to perform its obligations under this Agreement and ICP notifies AOL in writing of such failure and the resulting delay, then the dates referenced in this Section shall each be extended by the amount of time of ICP's delay solely attributable to such failure by AOL. Prior to ICP's achieving Site and Content Preparation, the Placements will link to the Generally Available Site, provided that the Generally Available Site, with the exception of any co-branding requirements, and except as provided in Section 5.2(c), otherwise complies with all terms and conditions of the Agreement.

         5.6 REVIEW. Upon reasonable notice, ICP shall allow appropriate AOL personnel to have reasonable remote access to all Customized Programming and the Customized Site from time to time for the purpose of reviewing such sites to determine compliance with the provisions of this Section 5, in a manner not unreasonably disruptive of ICP's business operations.

6.       TERM, TERMINATION, PRESS RELEASES.

         6.1. TERM. Unless earlier terminated as set forth herein, the initial term of this Agreement shall commence on the Effective Date and expire [*] from the Effective Date. AOL shall have the right to extend this Agreement for two (2) successive one
                  (1) year periods (each, an "Extension Term"). Each such Extension Term shall be on the same terms and conditions contained herein, except that ICP shall no longer be required to [*] and AOL shall no longer be required to provide any[*]. AOL shall exercise its option to extend this Agreement by providing ICP with written notice of such election no later than thirty (30) days prior to the expiration of the initial term or the then-current Extension Term, as the case may be. Upon the expiration or earlier termination of this Agreement, AOL may, at its discretion, continue to promote one or more "pointers" or links from the AOL Network to the Generally Available Site and continue to use ICP's trade names, trade marks and service marks in connection therewith (collectively, a "Continued Link"). In addition, during the Term and for the one (1) year period after the expiration or termination thereof, ICP shall allow AOL Members to access and use the Generally Available Site on terms and conditions no less favorable than the terms and conditions available to other users of the Generally Available Site.

         6.2 TERMINATION FOR BREACH. Either Party may terminate this Agreement at any time in the event of a material breach by the other Party which remains uncured after thirty (30) days written notice thereof.

         6.3 TERMINATION FOR BANKRUPTCY/INSOLVENCY OR CHANGES IN BUSINESS. Either Party may terminate this Agreement immediately following written notice to the other Party if the other Party
                  (i) ceases to do business in the normal course, (ii) becomes or is declared insolvent or bankrupt, (iii) is the subject of any proceeding related to its liquidation or insolvency (whether voluntary or involuntary) which is not dismissed within ninety (90) calendar days or (iv) makes an assignment for the benefit of creditors.

         6.4 PRESS RELEASES. Each Party will submit to the other Party, for its prior written approval, which will not be unreasonably withheld or delayed, any press release or any other public statement ("Press Release") regarding the transactions contemplated hereunder. Notwithstanding the foregoing, either Party may issue Press Releases and other disclosures as required by law, rule, regulation or court order or as reasonably advised by legal counsel without the consent of the other Party and in such event, the disclosing Party will provide at least five (5) business days prior written notice of such disclosure, if practicable. The failure to obtain the prior written approval of the other Party required hereunder shall be deemed a material breach of this Agreement. Because it would be difficult to precisely ascertain the extent of the injury caused to the non-breaching Party, in the event of such material breach, the non-breaching Party may elect either to
                  (a) terminate this Agreement immediately upon notice to the other Party, or (b) elect, as liquidated damages, to modify the Impressions commitment hereunder by ten percent (10%) (i.e., either an increase in the Impressions commitment if AOL has violated this provision or a decrease in the Impressions commitment if ICP has violated this provision). The Parties agree that the liquidated damages set forth in the preceding sentence are a reasonable approximation of the injury that would be suffered by the non-breaching Party.

7. TERMS AND CONDITIONS. The terms and conditions set forth on the Exhibits attached hereto are hereby made a part of this Agreement.

IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the Effective Date.

AMERICA ONLINE, INC.                       dreamlife, inc.

By:/s/  [*]                                By:  /s/ Philicia G. Levinson
   ------------------------------             -----------------------------

Print Name:  [*]                           Print Name: Philicia G. Levinson
           ----------------------                     ---------------------

Title: [*]                                 Title:  Senior Vice President
                                                     and CFO
       --------------------------                --------------------------

Date:  7/18/00                             Date:  7/17/00
      ---------------------------               ---------------------------

                                           Tax ID/EIN#:  52-1373960
                                                       --------------------

                                    EXHIBIT A

                                   Exhibit A-1

I.       Netscape [*] Integration

--------------------------- ------------------------ -------------------------------- -----------------------
CHANNEL/TAB                 SCREEN/AREA              PLACEMENT                        PARTNER CONTENT

--------------------------- ------------------------ -------------------------------- -----------------------
--------------------------- ------------------------ -------------------------------- -----------------------

[*]                         [*]                      Expert Photo (50 x 61 GIF), if   Tip of the Day  Page-
                                                     applicable, Text (15 to 20       Customized Site
                                                     word tip of the day ) and Text
                                                     Link*

--------------------------- ------------------------ -------------------------------- -----------------------
--------------------------- ------------------------ -------------------------------- -----------------------
[*]                         [*]                      Text Link**                      Experts Page -
                                                                                      Customized Site

--------------------------- ------------------------ -------------------------------- -----------------------
--------------------------- ------------------------ -------------------------------- -----------------------
[*]                         [*]                      Branded Interactive Graphic -    Wheel of Balance -
                                                     Above the Fold**                 Customized Site

--------------------------- ------------------------ -------------------------------- -----------------------


*Launch approximately [*] or such later date as AOL determines in its sole discretion.

**Launch upon the date ICP has achieved Site and Content Preparation, as set forth in Section 5.5, which shall be no later than [*] or such later date as AOL determines in its sole discretion.

II.      Carriage Plan

----------------------------------------------------------------------- -------------------------------------
PROPERTY                                                                DESCRIPTION

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*] PROMOTIONS                                                          [*] IMPRESSIONS

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
AOL Service-Trade Show Central                                          234*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
AOL Service- Workplace Professionals- Writing and Publishing            88*31 Button Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
AOL Service- [*] - AOL- Run of Site                                     468*60 Banner Rotation
----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
AOL Service- Run of Workplace Channel                                   468*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     141*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     468*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     194*45 Rotating GIF

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     141*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     468*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     468*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     194*45 Rotating GIF

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*]                                                                     194*45 Rotating GIF

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*] PROMOTIONS                                                          [*] IMPRESSIONS

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
Search 2000- Search Terms                                               468*60 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*] PROMOTIONS                                                          [*] IMPRESSIONS

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
NSCP- Lifestyles- relationships Sponsorship                             141*60 Button Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
NSCP- Homepage (to be used one week per month)                          100*70 Button Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
[*] PROMOTIONS                                                          [*] IMPRESSIONS

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------
AOL Service- Email Inbox                                                175*45 Banner Rotation

----------------------------------------------------------------------- -------------------------------------
----------------------------------------------------------------------- -------------------------------------

----------------------------------------------------------------------- -------------------------------------


All necessary artwork for banner advertisements ("Banner Ads") must be provided by ICP at least three (3) business days prior to the start date for such Banner Ads. AOL may alter or shorten the flight dates for the Banner Ads if advertising materials are not provided in a timely manner.

In the event guaranteed Impressions for the Banner Ads, or for any specific Banner Ad, are reached prior to the expiration of the Term, AOL may, at its option, discontinue display at such earlier time. AOL reserves the right to alter ICP flight dates to accommodate trafficking needs or other operational needs. In such cases, AOL will make available to ICP reasonably equivalent flight(s).

Subject to ICP's reasonable approval, AOL shall have the right to fulfill its promotional commitments with respect to the Banner Ads by providing ICP with comparable placements of the Banner Ads in alternative areas of the AOL Network.

                         Exhibit A-2: Programming Plan:

ICP shall deliver and update on a regular and consistent basis the following products, services, programming and other Content for use in the Customized Site. AOL's provision of the Placements shall be contingent on ICP providing the following relevant Content.

I.       Implementation Plan

     (A)  Timing

          1. Any subsequent changes to the Programming Plan after the Effective Date must be implemented by ICP within thirty (30) days after the parties have mutually agreed.

II.      Placements within the Netscape [*] Tab:

     (A)  Tip of the Day

          1. ICP will deliver leads into each of their available Tips of the Day to be published daily from Monday through Thursday of each week.

          2. Such ICP tips will consist of no more than fifteen (15) words and will have a `Read more' link at the end of each tip , which will link into the relevant Tip of the Day Page within the Customized Site (described further under Item III-B below). AOL reserves the right to edit (i.e. shorten in length) any such Tip of the Day provided by ICP.

          3. ICP will create an editorial calendar of AOL selected Tips of the Day from ICP's archives for use by AOL in AOL's sole discretion. This calendar will have two (2) weeks worth of selections in place by July 19, 2000.

          4. ICP will provide all requested information on featured experts to AOL seven (7) business days prior to implementation. This information may include, but is not limited to, GIFs of all experts (50 x 61, transparent background), if available, biography, and other articles by the expert.

     (B)  Wheel of Balance

          1. ICP will provide AOL with a replica of the ICP Wheel of Balance for placement at AOL's discretion. Additionally, ICP will provide AOL with "My dreamlife" and "My Journal" selections for placement at AOL's discretion.

          2. The Wheel will be linked to a co-branded page within the Customized Site (described further under Item III-C below).

          3. ICP, at its sole expense, will adapt its registration system to accept the transfer of the Netscape [*] registration. A Netscape [*] registered user will never be asked to register on the Customized Site.

III. Customized Site, to be created, managed and hosted by ICP under a co-branded URL (e.g. www.dreamlife.netscape.com). The Customized Site will be co-branded according to the then-current AOL co-branding specifications and shall consist of the following elements.

     (A)  General Terms

          1. The Customized Site will be a cul-de-sac'd site, co-branded according to the then current co-branding specifications and cleansed of any and all ICP partner logos, links unless otherwise permitted under this Agreement, and competitive offerings.

          2. AOL reserves the right to have final approval over all pages within the Customized Site.

     (B)  Tip of the Day Pages

          1. A user arrives at the co-branded Tip of the Day Pages by clicking on a `Read more' link at the end of a tip of the day lead.

          2. Each such page will display (i) the full text of the article corresponding to the lead; (ii) navigational links to the ICP channels displayed in a horizontal format across the top of the page; and (iii) other content and/or links to be mutually agreed upon by both parties.

          3. These pages will be co-branded and hosted by ICP. However, AOL reserves the right to host any pages of the Customized site at any time with thirty (30) calendar days notice.

          4. These pages must support the advertisements as specified in Exhibit G attached hereto..

     (C)  Wheel of Balance Page

          1. A user arrives at the Wheel of Balance Page through clicking on the Wheel of Balance (described in Item II-B above).

          2. From the Wheel of Balance Page, a user will be able to use the Wheel of Balance program to complete the Assess Your Life Create a dreamlife Plan, and My dreamlife Plan steps. In addition, if during any of these steps there is an opportunity for any merchandising, ICP will comply with Section 4.3 of this Agreement, including but not limited to conforming promotion and sale of Products to any "quick checkout" tool which AOL may implement to facilitate purchase of Products by AOL Members through the Customized Site.

          3. In addition, each such page will include a horizontal navigational bar as described in Item III.B.2 above.

          4. Within the My dreamlife Plan (Step 3), ICP will remove the Support Buddy's Email box.

          5. These pages will be co-branded and hosted by ICP. However, AOL reserves the right to host any pages of the Customized Site at any time with thirty (30) calendar days notice.

          6. This page must support the advertisements as specified in Exhibit G attached hereto.

     (D)  ICP Channels Pages

          1. A user arrives at the ICP Channel Page through clicking on the appropriate button or text link within the horizontal navigational bar as described in Item III.B.2 above.

          2. Each such page will display (i) biographical leads of a featured expert and other experts on that subject (ii) a section on "Courses and Free Forums" relevant to the subject, (iii) "dreamlife Recommends" section with links to purchase relevant books and other media, (iv) a listing of "Live Programming" events, and (v) a horizontal navigational bar as described in
               Item III.B.2 above.

          3. ICP will redirect any "dreamlife Recommends" links to the appropriate AOL strategic partner co-branded site.

          4. ICP will incorporate relevant online courses, book recommendations, other products, and live programming on each of the Channels Pages. If ICP uses a third party for fulfillment or links to a third party for interactive commerce opportunities, AOL reserves the right to direct sales to the appropriate AOL strategic partner co-branded site. In addition, ICP will ensure that any merchandising permitted hereunder complies with Section
               4.3 of this Agreement, including but not limited to conforming promotion and sale of Products to any "quick checkout" tool which AOL may implement to facilitate purchase of Products by AOL Members through the Customized Site.

          5. ICP's Live Programming on the Customized Site must be conducted with the AOL chat tool. In addition, all other community features to the site must be conducted with AOL approved tools. ICP will use commercially reasonable efforts to ensure that the Customized Site has comparable community events as ICP's generally available site. In addition, ICP will provide AOL with seven (7) business days notice of any community event scheduled to occur on the generally available site and at

               AOL's sole discretion, ICP will include a link to such event from the Customized Site for solely the period of time in which such event occurs.

          6. AOL reserves the right to add other community features to the Customized Site.

          7. AOL, at its sole discretion, may request ICP to remove certain content or features from the Customized Site. Any request by AOL must completed within ten (10) business days.

          8. These pages will be co-branded and hosted by ICP. However, AOL reserves the right to host any pages of the Customized Site at any time with thirty (30) calendar days notice.

          9. These pages must support the advertisements as specified in Exhibit G attached hereto.

     (E)  Expert Pages

          1. A user arrives at either the Other Experts pages by clicking on the text link which will appear below the `Read More' link that corresponds with the Tip of the Day. .

          2. Each such page will display (i) a link to a community tool where users can submit questions and comments to the expert, (ii) transcripts of any live events hosted by the expert, (iii) headline links to full text articles written by the expert (as described in Item III.B above), (iv) links to any upcoming "Live Programming" events, and a horizontal navigation bar as described in Item III.B.2 above.

          3. ICP will frame with the appropriate co-branding all expert pages in which ICP links to from the Customized Site. In addition, ICP will ensure that users can navigate back to the pages within the Customized Site from which the user originated.

          4. At AOL's request, ICP will redirect any links to expert pages to the appropriate AOL strategic expert partner co-branded site.

          5. These pages will be co-branded and hosted by ICP. However, AOL reserves the right to host any pages of the Customized Site at any time with thirty (30) calendar days notice.

          6. These pages must support the advertisements as specified in Exhibit G attached hereto. .

     (F)  Other Content Pages

          1. Other Content Pages include (i) the "Live Programming" chat rooms and other community tools, (ii) transcripts of any live events,
               (iii) Online Courses and Free Forums, and (iv) dreamlife Recommends pages.

          2. Each of these pages will include (i) the relevant functionality and (ii) a horizontal navigation bar as described in Item III.B.2 above.

          3. These pages will be co-branded and hosted by ICP. However, AOL reserves the right to host any pages of the Customized Site at any time with thirty (30) calendar days notice.

          4. These pages must support the advertisements as specified in Exhibit G attached hereto.

IV.      Additional Requirements

     (A)  Integration by ICP of other AOL content partners:

          1. AOL may request ICP integrate additional AOL content partners (no more than ten (10) unique content partners total) into and/or through the ICP tools, so as to enable the AOL partners' content to be fed and displayed on various AOL Properties and the Customized Site.

          2. Any request for integration made by AOL must be completed within forty-five (45) calendar days after such request is made.

     (B) Integration of ICP into other AOL tools and/or AOL content partners' tools:

          1. At the sole discretion of AOL, ICP will provide AOL with a list of all URLs for the Customized Site. This list may be used by AOL or an AOL strategic partner to facilitate search capability in the Netscape [*].

          2. At AOL's request, ICP will provide a three (3) column spreadsheet setting forth (i) keywords associated with ICP's Content, (ii) description of the Content which features such keywords, and
               (iii) exact URL to the corresponding page within the Customized Site.

                            EXHIBIT B -- DEFINITIONS

DEFINITIONS. The following definitions shall apply to this Agreement:

ADVERTISEMENTS. Promotions, advertisements, links, pointers, sponsorships, Content integration and similar services or rights.

ADVERTISING REVENUES. Aggregate cash amounts collected and recognized as revenue under generally accepted accounting principles by AOL arising from the license or sale of Advertisements on the Customized Site, less applicable Advertising Sales Commissions and net of any cancellations.

ADVERTISING SALES COMMISSION. Actual amounts paid as commission to third party agencies in connection with sale of the Advertisement, not to exceed 15% or, if sold directly by AOL, 15%.

AFFILIATE. Any agent, distributor or franchisee of AOL, or an entity that, directly or indirectly, controls, is controlled by, or is under common control with AOL, including any entity in which AOL holds, directly or indirectly, at least a nineteen percent (19%) equity interest.

AOL REPRESENTED ADVERTISING. Advertising inventory within any AOL Property(ies) or third party Internet site(s) on which AOL sells advertising.

AOL SERVICE. The standard narrow-band U.S. version of the America Online-Registered Trademark-brand service, specifically excluding (a) AOL.com-SM- and any other AOL Interactive Site, (b) the international versions of an America Online service (e.g., AOL Japan), (c) the CompuServe-Registered Trademark- brand service and any other CompuServe products or services, (d) Netscape Netcenter-TM- and any other Netscape-Registered Trademark-products or services, (e) "ICQ-SM-," "AOL Search," "AOL Instant Messenger-SM-," "Digital City-SM-," "AOL NetMail-SM-," "Real Fans-SM-", "Love@AOL-SM-", "Entertainment Asylum-SM-," "AOL Hometown-SM-" or any similar independent product, service or property which may be offered by, through or with the U.S. version of the America Online-Registered Trademark- brand service, (f) any programming or content area offered by or through the U.S. version of the America Online-Registered Trademark- brand service over which AOL does not exercise complete operational control (including, without limitation, Content areas controlled by other parties and member-created Content areas), (g) any yellow pages, white pages, classifieds or other search, directory or review services or Content offered by or through the U.S. version of the America Online-Registered Trademark- brand service, (h) any property, feature, product or service which AOL or its affiliates may acquire subsequent to the Effective Date and (i) any other version of an America Online service which is materially different from the standard narrow-band U.S. version of the America Online brand service, by virtue of its branding, distribution, functionality, Content or services, including, without limitation, any co-branded version of the service and any version distributed through any broadband distribution platform or through any platform or device other than a desktop personal computer.

AOL PROPERTY. Any product, service or property owned, operated, marketed, distributed, or authorized to be distributed by or through AOL or its Affiliates, including, without limitation, the AOL Service and Netscape Netcenter.

AOL LOOK AND FEEL. The elements of graphics, design, organization, presentation, layout, user interface, navigation, trade dress and stylistic convention (including the digital implementations thereof) within the AOL Network and the total appearance and impression substantially formed by the combination, coordination and interaction of these elements.

AOL MEMBER(S). Any user of the AOL Network, including authorized users (including any sub-accounts under an authorized master account) of the AOL Service and/or the CompuServe Service.

AOL NETWORK. (i) The AOL Service, Netscape Netcenter and (ii) any other product, service or property owned, operated, distributed or authorized to be distributed by or through AOL or its Affiliates worldwide (and including those products, services and properties that are excluded from the definitions of the AOL Service, AOL.com or any other AOL Property). It is understood and agreed that the rights of ICP relate solely to particular AOL Properties as expressly set forth in this Agreement and not generally to the AOL Network.

CHANGE OF CONTROL. (a) The consummation of a reorganization, merger or consolidation or sale or other disposition of substantially all of the assets of a party or (b) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under such Act) of more than 50% of either (i) the then outstanding shares of common stock of such party; or (ii) the combined voting power of the then outstanding voting securities of such party entitled to vote generally in the election of directors.

CONFIDENTIAL INFORMATION. Any information relating to or disclosed in the course of this Agreement, which is, or should be reasonably understood to be, confidential or proprietary to the disclosing Party, including, but not limited to, the material terms of this Agreement, information about AOL Members, technical processes and formulas, source codes, product designs, sales, cost and other unpublished financial information, product and business plans, projections and marketing data. "Confidential Information" shall not include information (a) already lawfully known to or independently developed by the receiving Party, (b) disclosed publicly in published materials, (c) generally known to the public, or
(d) to AOL's knowledge, lawfully obtained without obligation of confidentiality from any third party authorized to disclose such information without restriction.

CONTENT. Text, images, video, audio (including, without limitation, music used in time relation with text, images, or video), and other data, products, services, advertisements, promotions, URLs, keywords and other navigational elements, links, pointers, technology and software.

CUSTOMIZED PROGRAMMING. Any (a) area within the AOL Network or outside the AOL Network but exclusively available to AOL Members, which area is developed, programmed, and/or managed by ICP, in whole or in part, pursuant to this Agreement and all Content thereon (including, without limitation, message boards, chat and other AOL Member-supplied content areas contained therein and including any sites or areas linked thereto) including, without limitation, any co-branded site or page, but excluding the Customized Site and (b) Content provided to AOL by ICP pursuant to this Agreement for distribution on or through the AOL Network other than on the Customized Site, including any Content appearing in the Placements.

CUSTOMIZED SITE. Collectively, each version of the Generally Available Site that is customized for distribution through the AOL Network in accordance with this Agreement.

GENERALLY AVAILABLE SITE(S). The Internet site and Content, currently located at URL:http://www.dreamlife.com and all related URLs and successor sites, which are managed, maintained or owned by ICP or its agents.

KEYWORD-TM- SEARCH TERMS. (a) The Keyword online search terms made available on the AOL Service, combining AOL's Keyword online search modifier with a term or phrase specifically related to ICP (and determined in accordance with the terms of this Agreement) and (b) the "Go Word" online search terms made available on the CompuServe Service, combining CompuServe's Go Word online search modifier with a term or phrase specifically related to ICP (and determined in accordance with the terms of this Agreement).

ICP INTERACTIVE SITE. Any interactive site or area (other than Customized Programming), including any mirrored site or area, which is managed, maintained or owned by ICP or its agents or to which ICP provides and/or licenses information, content or other materials, including, by way of example and without limitation, (i) an ICP site on the World Wide Web portion of the Internet or (ii) a channel or area delivered through a "push" product such as the Pointcast Network, an interactive environment such as Microsoft's Active Desktop, an interactive television service such as WebTV, a wireless handheld device, or any other interactive medium or platform.

ICP PRESENCE. Any (a) ICP trademark or logo, (b) headline or picture from ICP Content, (c) teaser, icon, or link to the Customized Site or Customized Programming and/or (d) other Content which originates from, describes or promotes ICP or ICP's Content.

IMPRESSION. User exposure to a page or screen containing an ICP Presence, as such exposure may be reasonably determined and measured by AOL in accordance with its standard methodologies and protocols. Each ICP Presence on any such page or screen will count as a separate Impression.

INTERACTIVE SERVICE. An entity offering one or more of the following: (i) online or Internet connectivity services (e.g., an Internet service provider); (ii) an interactive site or service featuring a broad selection of aggregated third party interactive content (or navigation thereto) (e.g., an online service or search and directory service) and/or marketing a broad selection of products and/or services across multiple interactive commerce categories; (iii) a persistent desktop client; or (iv) communications software capable of serving as the principal means through which a user creates, sends or receives electronic mail or real time or "instant" online messages (whether by telephone, computer or other means).

LICENSED CONTENT. All Content offered through the Customized Site pursuant to this Agreement or otherwise provided by or on behalf of ICP or its agents in connection herewith (e.g., offline promotional content or online Content for distribution through the AOL Network), including without limitation all Customized Programming.

NETSCAPE NETCENTER. Netscape Communications Corporation's primary Internet-based Interactive Site marketed under the "Netscape Netcentersm" brand, specifically excluding (a) the AOL Service and the CompuServe Service, (b) AOL.com and CompuServe.com, (c) any international versions of such site, (d) "ICQ," "AOL Search," "AOL Instant Messenger," "AOL NetMail," "AOL Hometown," "My News," "Digital City," or any similar independent product or service offered by or through such site or any other AOL Interactive Site, (e) any programming or Content area offered by or through such site over which AOL does not exercise complete operational control (including, without limitation, Content areas controlled by other parties and member-created Content areas), (f) any programming or Content area offered by or through the U.S. version of the America Online brand service which was operated, maintained or controlled by the former AOL Studios division (e.g., Electra), (g) any yellow pages, white pages, classifieds or other search, directory or review services or Content offered by or through such site or any other AOL Interactive Site, (h) any property, feature, product or service which AOL or its affiliates may acquire subsequent to the Effective Date and (i) any other version of an AOL or Netscape Communications Corporation Interactive Site which is materially different from Netscape Communications Corporation's primary Internet-based Interactive Site marketed under the "Netscape Netcenter-TM-" brand, by virtue of its branding, distribution, functionality, Content or services, including, without limitation, any co-branded versions and any version distributed through any broadband distribution platform or through any platform or device other than a desktop personal computer (e.g. Custom NetCenters built specifically for third parties).

PRODUCT. Any product, good or service which ICP (or others acting on its behalf or as distributors) offers, sells, provides, distributes or licenses to AOL Members directly or indirectly through (i) the Customized Site (including through any Interactive Site linked thereto) or Customized Programming, (ii) any other electronic means directed at AOL Members (e.g., e-mail offers), or (iii) an "offline" means (e.g., toll-free number) for receiving orders related to specific offers within the Customized Site or Customized Programming requiring purchasers to reference a specific promotional identifier or tracking code, including, without limitation, products sold through surcharged downloads (to the extent expressly permitted hereunder).

TERM. The period beginning on the Effective Date and ending upon the expiration or earlier termination of this Agreement.

                EXHIBIT C -- STANDARD LEGAL TERMS AND CONDITIONS

CONTENT. ICP represents, warrants and covenants that all Content contained within the Customized Site and Customized Programming, all Licensed Content, and to the best of ICP's knowledge all Content provided by third parties (i) does and will conform to the Terms of Service for the applicable AOL Property, the terms of this Agreement and any other standard, written policy of AOL and any applicable AOL Property (including without limitation AOL's kids policies to the extent applicable), (ii) does not and will not infringe on or violate any copyright, trademark, U.S. patent, rights of publicity or privacy, moral rights or any other third party right, including without limitation, any music performance or other music related rights, and (iii) does not and will not contain any Content which violates any applicable law or regulation ((i), (ii) and (iii) collectively, the "Rules"). In the event that AOL notifies ICP in writing that any such Content, as reasonably determined by AOL, does not comply or adhere to the Rules, or AOL reasonably believes that further display of such Content will expose AOL to liability or other adverse consequences, then ICP shall use its commercially reasonable efforts to block access by AOL Members to such Content. In the event that ICP cannot, through its commercially reasonable efforts, block access by AOL Members to such Content in question, then ICP shall provide AOL prompt written notice of such fact. AOL may then, at its option, either (i) restrict access from the AOL Network to the Content in question using technology available to AOL or (ii) in the event access cannot be restricted, direct ICP to remove any such Content. ICP will cooperate with AOL's reasonable requests to the extent AOL elects to implement any such access restrictions.

AOL NETWORK DISTRIBUTION. [*] ICP shall not specifically authorize or permit any third party to distribute any Content of ICP through the AOL Network absent AOL's prior written approval, which shall not be unreasonably withheld or delayed. The distribution, placements and/or promotions described in this Agreement or otherwise provided to ICP by AOL shall be used by ICP solely for its own benefit, will promote solely the Licensed Content within the Customized Site or Customized Programming expressly described on Exhibit A and will not be resold, traded, exchanged, bartered, brokered or otherwise offered or transferred to any third party or contain any branding other than ICP's branding. Further, the Content of all such distribution, placements and promotions shall be subject to AOL's policies relating to advertising and promotion, and to AOL's exclusivity commitments and other contractual preferences to third parties.

CHANGES TO AOL PROPERTIES. AOL reserves the right to redesign or modify the organization, structure, "look and feel," navigation and other elements of the AOL Network at any time, including without limitation, by adding or deleting channels, subchannels and/or screens and/or by outsourcing to a third party the programming responsibility for any channel, subchannel, screen or portion thereof. If such redesign or modification substantially modifies the nature of the distribution provided under this Agreement in a material adverse fashion, or if AOL is otherwise unable to deliver any particular Placement, AOL will work with ICP in good faith to provide ICP, as its sole remedy, with comparable distribution.

KIDS AND TEENS POLICIES. At all times, ICP shall comply with the applicable AOL Property's then-standard policies regarding "child designated content." As used herein, "child designated content" means Content that is designed for: (i) Kids (children 12 and under), (ii) Young Teens (children ages 13-15), (iii) Mature Teens (children ages 16-17), and (iv) any combination of Kids, Young Teens, and Mature Teens. ICP shall ensure that all child designated content (including all advertising in child designated content areas) distributed on or through the ICP complies with any relevant written AOL policy (Kids, Young Teens, Mature Teens) that is provided in writing to ICP, including any obligations that such child designated content be marked or tagged so that it may operate properly in connection with viewing restriction functionality provided to AOL Members. Without limiting the generality of the foregoing or any other provision of this Agreement, ICP shall notify AOL in writing whenever it intends to distribute child designated content for these age groups on or through the ICP to ensure proper age restriction categorization.

CONTESTS. ICP shall ensure that any contest, sweepstakes or similar promotion conducted or promoted through the Customized Site and/or Customized Programming (a "Contest") complies with all applicable laws and regulations. ICP shall provide AOL with (i) at least thirty (30) days prior written notice of any Contest and (ii) upon AOL's request, an opinion from ICP's counsel confirming that the Contest complies with all applicable federal, state and local laws and regulations.

DISCLAIMERS. ICP agrees to include within the Generally Available Site (to the extent such site is linked to from the AOL Network), the Customized Site and Customized Programming a disclaimer (the specific form and substance to be mutually agreed upon by the Parties) indicating that all Content (including any products and services) is provided solely by ICP and not AOL, and any transactions are solely between ICP and AOL Members using or purchasing such Content and AOL is not responsible for any loss, expense or damage arising out of the Licensed Content or services provided through the Customized Site or Customized Programming (e.g., "In no event shall AOL nor any of its agents, employees, representatives or affiliates be in any respect legally liable to you or any third party in connection with any information or services contained herein and AOL makes no warranty or guaranty as to the accuracy, completeness, correctness, timeliness, or usefulness of any of the information contained herein"). ICP shall not in any manner state or imply that AOL recommends or endorses ICP or its Content.

EXPERT/SPECIALIST CONTENT. If any of the Licensed Content professes to provide expert, professional or other specialty advice or Content (such as, without limitation, medical or psychological, religious, financial, etc.), ICP shall ensure that all such Licensed Content is prepared or reviewed by qualified (and where applicable, licensed and insured) practitioners/professionals in such field with expertise on the particular topic and such Licensed Content complies with applicable standards of the applicable profession and all applicable laws and regulations. Upon request by AOL from time to time, ICP shall provide AOL with evidence reasonably satisfactory to AOL of proper licensure (where applicable) and compliance with the foregoing sentence.

INSURANCE. At all times during the Term, ICP shall maintain, with a carrier having an AM Best financial rating of A- or better and in the size category of VII or higher, an insurance policy or policies adequate in amount to insure ICP against all liability associated with the Customized Site and the Licensed Content, including at least $3,000,000 combined single limit coverage for copyright and trademark infringement and defamation and negligent disclosure of information. ICP shall include AOL as an additional insured party on such policy or policies. ICP shall provide AOL with a copy of such policy or policies or a certificate of insurance evidencing the same within thirty (30) days after the Effective Date, failing which, in addition to all other available remedies, AOL shall be entitled to delay the launch of the Licensed Content on the AOL Network (and reduce AOL's promotional obligations proportionately). ICP shall provide AOL with sixty (60) days advance notice of any cancellation, non-renewal or material change in coverage associated with such policy or policies, and AOL shall have the right to restrict access from the AOL Network to any or all of the Licensed Content (and reduce AOL's promotional obligations proportionately) until such insurance coverage is reinstated. Insurance required hereunder shall in no way reduce or limit ICP's actual obligations to indemnify AOL under this Agreement.

REWARDS PROGRAMS. ICP shall not offer, provide, implement or otherwise make available on the Customized Site or Customized Programming any promotional programs or plans that are intended to provide customers with rewards or benefits in exchange for, or on account of, their past or continued loyalty to, or patronage or purchase of, the products or services of ICP or any third party (e.g., a promotional program similar to a "frequent flier" program), unless such promotional program or plan is provided exclusively through AOL's "AOL Rewards" program, accessible on the AOL Service at Keyword: "AOL Rewards."

NAVIGATION. In cases where an AOL Member performs a search for ICP through any search or navigational tool or mechanism that is accessible or available through the AOL Network (e.g., Placements, promotions, Keyword Search Terms, navigation bars or any other promotions or navigational tools), AOL shall have the right to direct such AOL Member to the Customized Site, or the Generally Available Site determined by AOL in its reasonable discretion. ICP shall ensure that navigation back to the AOL Network from the Customized Site (and from any other ICP Interactive Site linked to from the AOL Network), whether through a particular pointer or link, the "back" button on an Internet browser, the closing of an active window, or any other return mechanism, shall not be interrupted by ICP through the use of any intermediate screen or other device not specifically requested by the user, including without limitation through the use of any html pop-up window or any other similar device.

CLIENT ALTERATIONS. ICP shall not include on the Customized Site or Customized Programming any downloadable software or other mechanism that allows users to alter the navigation, user interface, look and feel, or any other element of any AOL or AOL Affiliate client software or software that is bundled therewith (including, without limitation, the Internet browsers).

AOL LOOK AND FEEL. ICP acknowledges and agrees that AOL shall own all right, title and interest in and to the AOL Look and Feel. In addition, AOL shall retain editorial control over the portions of the AOL pages and forms which frame the Customized Site or Customized Programming (the "AOL Frames"). AOL may, at its discretion, incorporate navigational icons, links and pointers or other Content into such AOL Frames.

OPERATIONS. AOL shall be entitled to require reasonable changes to the Customized Site and Customized Programming, and/or cease or decrease the Placements, to the extent such site will, in AOL's good faith judgment, adversely and significantly affect operations of the AOL Network.

CLASSIFIEDS, AUCTIONS AND CLUBS. ICP shall not implement or promote any classifieds listing features through Customized Programming or Customized Site without AOL's prior written approval. Such approval may be conditioned upon, among other things, ICP's conformance with any then-applicable service-wide technical or other standards related to online classifieds. ICP shall not conduct any merchandising through the Customized Site or Customized Programming through auctions, clubs or any method other than a direct sales format without AOL's prior written consent.

MESSAGE BOARDS; CHAT ROOMS AND COMPARABLE VEHICLES. Any Content submitted by ICP or its agents within message boards, chat rooms or any comparable vehicles will be subject to the license grant relating to submissions to "public areas" set forth in the AOL Terms of Service, which license shall survive the completion, expiration, termination or cancellation of this Agreement. ICP acknowledges that it has no rights or interest in AOL Member submissions to message boards, chat rooms or any other vehicles through which AOL Members may make submissions within the AOL Network.[*]. ICP will refrain from editing, deleting or altering, without AOL's prior approval, any opinion expressed or submission made by an AOL Member within Customized Programming except in cases where ICP has a good faith belief that the Content in question violates an applicable law, regulation, third party right or the applicable AOL Property's Terms of Service.

DUTY TO INFORM. ICP shall promptly inform AOL of any information of which it becomes aware related to the Customized Site, Customized Programming or the Licensed Content which could reasonably be anticipated to lead to a claim, demand or liability of or against AOL and/or its Affiliates by any third party.

RESPONSE TO QUESTIONS/COMMENTS; CUSTOMER SERVICE AND TAXES. ICP shall use commercially reasonable efforts to respond promptly and professionally to questions, comments, complaints and other reasonable requests regarding the Customized Site, Customized Programming or the Licensed Content by AOL Members or on request by AOL, and shall cooperate and assist AOL in promptly answering the same. ICP shall have sole responsibility for customer service (including, without limitation, order processing, billing, shipping, etc.) and AOL shall have no responsibility with respect thereto. ICP shall comply with all applicable requirements of any federal, state or local consumer protection or disclosure law. ICP will collect and pay and indemnify and hold AOL harmless from, any sales, use, excise, import or export, value added or similar tax or duty arising from or related to the Licensed Content or any merchandising on the Customized Site, including any penalties and interest, as well as any costs associated with the collection or withholding thereof, including attorneys fees.

STATEMENTS THROUGH AOL NETWORK. ICP shall not make, publish, or otherwise communicate through the AOL Network any deleterious remarks concerning AOL or its Affiliates, directors, officers, employees, or agents (including, without limitation, AOL's business projects, business capabilities, performance of duties and services, or financial position) which remarks are based on the relationship established by this Agreement or information exchanged hereunder. This section is not intended to limit good faith editorial statements made by ICP based upon publicly available information, or information developed by ICP independent of its relationship with AOL and its employees and agents.

PRODUCTION WORK. Unless expressly provided for elsewhere in this Agreement, AOL shall have no obligation to provide any creative, design, technical or production services to ICP ("Services"). Delivery by AOL of any such Services shall be subject to (i) AOL's availability to perform the requested work, (ii) execution by both parties of a separate work order specifically outlining the Services to be provided and the fees to be paid by ICP for such Services and
(iii) payment in advance by ICP of such fees. To the extent ICP elects to retain a third party provider to perform any such production work, work produced by such third party provider must generally conform to AOL's production standards available at Keyword "Styleguide." The specific production resources which AOL allocates to any production work to be performed on behalf of ICP shall be as determined by AOL in its sole discretion. With respect to any routine production, maintenance or related services that arise due to ICP's failure to comply with Section 1.4 of the Agreement, and which AOL reasonably determines are necessary for AOL to perform in order to support the proper functioning and integration of the Customized Programming and the Customized Site ("Routine Services"), ICP will pay the then-standard fees charged by AOL for such Routine Services.

PRODUCTION TOOLS. AOL shall determine in its sole discretion, which of its proprietary publishing tools (each a "Tool") shall be made available to ICP in order to develop and implement the Licensed Content during the Term. ICP shall be granted a nonexclusive license during the Term to use any such Tool, which license shall be subject to: (i) ICP's compliance with all rules and regulations relating to use of the Tools, as published from time to time by AOL, (ii) AOL's right to withdraw or modify such license at any time, and (iii) ICP's express recognition that AOL provides all Tools on an "as is" basis, without warranties of any kind.

TRAINING AND SUPPORT. AOL shall make available to ICP standard AOL training and support programs necessary to produce any AOL areas hereunder. ICP can select its training and support program from the options then offered by AOL. ICP shall be responsible to pay the fees associated with its chosen training and support package. In addition, ICP will pay travel and lodging costs associated with its participation in any AOL training programs (including AOL's travel and lodging costs when training is conducted at ICP's offices).

LAUNCH DATE. In the event that any terms contained herein relate to or depend on the launch date of the Customized Site or other property contemplated by this Agreement, which launch date is later than the Effective Date, then it is the intention of the Parties to record such launch date in a written instrument signed by both Parties promptly following such launch date; provided that, in the absence of such a written instrument, the launch date shall be as reasonably determined by AOL based on the information available to AOL.

KEYWORDS; SEARCH TERMS. Any Keyword Search Terms to be directed to the Customized Site shall be (i) subject to availability for use by ICP and (ii) limited to the combination of the Keyword-TM- or "go word" search modifier combined with a registered trademark of ICP. AOL reserves the right to revoke at any time ICP's use of any Keyword Search Terms which do not incorporate registered (or in the process of being registered) trademarks of ICP. ICP acknowledges that its utilization of a Keyword Search Term will not create in it, nor will it represent it has, any right, title or interest in or to such Keyword Search Term, other than the right, title and interest ICP holds in ICP's registered (or in the process of being registered) trademark independent of the Keyword Search Term. Without limiting the generality of the foregoing, ICP will not: (a) attempt to register or otherwise obtain trademark or copyright protection in the Keyword Search Term; or (b) use the Keyword Search Term, except for the purposes expressly required or permitted under this Agreement. To the extent ICP is purchasing an Advertisement related to a "search" term, ICP represents and warrants that ICP has the legal rights necessary to utilize such search term in connection with the Advertisement. This Section shall survive the completion, expiration, termination or cancellation of this Agreement.

ACCOUNTS. To the extent AOL has granted ICP any accounts on the AOL Service, ICP will be responsible for the actions taken under or through its accounts, which actions are subject to AOL's applicable Terms of Service and for any surcharges, including, without limitation, all premium charges, transaction charges, and any applicable communication surcharges incurred by any account issued to ICP, but ICP will not be liable for charges incurred by any account relating to AOL's standard monthly usage fees and standard hourly charges, which charges AOL will bear. Upon the termination of this Agreement, all accounts, related screen names and any associated usage credits or similar rights, will automatically terminate. AOL will have no liability for loss of any data or content related to the proper termination of any such account.

II.   TRADEMARKS

TRADEMARK LICENSE. In designing and implementing any marketing, advertising, or other promotional materials (expressly excluding Press Releases) related to this Agreement and/or referencing the other Party and/or its trade names, trademarks and service marks (the "Promotional Materials") and subject to the other provisions contained herein, ICP shall be entitled to use the following trade names, trademarks and service marks of AOL: the "America Online-Registered Trademark-" brand service, "AOL-TM-" service/software and AOL's triangle logo and, in connection therewith, ICP shall comply with the AOL styleguide available at keyword: "style guide"; and AOL and its Affiliates shall be entitled to use the trade names, trademarks and service marks of ICP provided by ICP hereunder solely for the purposes stated herein (collectively, together with the AOL marks listed above, the "Marks"); provided that each Party: (i) does not create a unitary composite mark involving a Mark of the other Party without the prior written approval of such other Party and (ii) displays symbols and notices clearly and sufficiently indicating the trademark status and ownership of the other Party's Marks in accordance with applicable trademark law and practice. This Section shall survive the completion, expiration, termination or cancellation of this Agreement[*].

RIGHTS. Each Party acknowledges that its utilization of the other Party's Marks will not create in it, nor will it represent it has, any right, title or interest in or to such Marks other than the licenses expressly granted herein. Each Party agrees not to do anything contesting or impairing the trademark rights of the other Party.

QUALITY STANDARDS. Each Party agrees that the nature and quality of its products and services supplied in connection with the other Party's Marks shall conform to quality standards communicated in writing by the other Party for use of its trademarks. Each Party agrees to supply the other Party, upon request, with a reasonable number of samples of any Materials publicly disseminated by such Party which utilize the other Party's Marks. Each Party shall comply with all applicable laws, regulations and customs and obtain any required government approvals pertaining to use of the other Party's Marks.

PROMOTIONAL MATERIALS. Each Party will submit to the other Party, for its prior written approval, which shall not be unreasonably withheld or delayed, any Promotional Materials; provided, however, that after initial public announcement of the business relationship between the Parties in accordance with the approval and other requirements contained herein, either Party's subsequent factual reference in Promotional Materials to the existence of a business relationship between AOL and ICP, including, without limitation, the availability of the Licensed Content through the AOL Network, or use of screen shots relating to the distribution under this Agreement (so long as the AOL Network is clearly identified as the source of such screen shots) for promotional purposes shall not require the approval of the other Party. Once approved, the Promotional Materials may be used by a Party and its affiliates for the purpose of promoting the distribution of the Licensed Content through the AOL Network and reused for such purpose until such approval is withdrawn with reasonable prior notice. In the event such approval is withdrawn, reasonable quantities of existing inventories of Promotional Materials may be depleted.

INFRINGEMENT PROCEEDINGS. Each Party agrees to promptly notify the other Party of any unauthorized use of the other Party's Marks of which it has actual knowledge. Each Party shall have the sole right and discretion to bring proceedings alleging infringement of its Marks or unfair competition related thereto; provided, however, that each Party agrees to provide the other Party, at such other Party's expense, with its reasonable cooperation and assistance with respect to any such infringement proceedings.

III.  REPRESENTATIONS AND WARRANTIES

Each Party represents and warrants to the other Party that: (i) such Party has the full corporate right, power and authority to enter into this Agreement, to grant the licenses granted hereunder and to perform the acts required of it hereunder; (ii) the execution of this Agreement by such Party, and the performance by such Party of its obligations and duties hereunder, do not and will not violate any agreement to which such Party is a party or by which it is otherwise bound; (iii) when executed and delivered by such Party, this Agreement will constitute the legal, valid and binding obligation of such Party, enforceable against such Party in accordance with its terms; (iv) such Party's Promotional Materials will neither infringe on any copyright, U.S. patent or any other third party right nor violate any applicable law or regulation and (v) such Party acknowledges that the other Party makes no representations, warranties or agreements related to the subject matter hereof which are not expressly provided for in this Agreement.

IV.  CONFIDENTIALITY/ NONSOLICITATION

Each Party acknowledges that Confidential Information may be disclosed to the other Party during the course of this Agreement. Each Party agrees that it will take reasonable steps, at least substantially equivalent to the steps it takes to protect its own proprietary information, during the term of this Agreement, and for a period of three years following expiration or termination of this Agreement, to prevent the disclosure of Confidential Information of the other Party, other than to its employees, or to its other agents who must have access to such Confidential Information for such Party to perform its obligations hereunder, who will each agree to comply with this section. Notwithstanding the foregoing, either Party may issue a press release or other disclosure containing Confidential Information without the consent of the other Party, to the extent such disclosure is required by law, rule, regulation or government or court order or as reasonably advised by legal counsel. In such event, the disclosing Party will provide at least five (5) business days prior written notice of such proposed disclosure to the other Party. Further, in the event such disclosure is required of either Party under the laws, rules or regulations of the Securities and Exchange Commission or any other applicable governing body, such Party will
(i) redact mutually agreed-upon portions of this Agreement to the fullest extent permitted under applicable laws, rules and regulations and (ii) submit a request to such governing body that such portions and other provisions of this Agreement receive confidential treatment under the laws, rules and regulations of the Securities and Exchange Commission or otherwise be held in the strictest confidence to the fullest extent permitted under the laws, rules or regulations of any other applicable governing body.

During the Term and for a period of twelve (12) months thereafter, ICP shall not hire or attempt to hire any Restricted Employee and shall not, directly or indirectly, solicit, induce, or in any manner attempt to influence any Restricted Employee to terminate his or her employment with AOL, or to modify such relationship in a manner that is adverse to the interests of AOL; provided, however, that ICP may employ any person who (a) initially contacts ICP without solicitation, directly or indirectly, by ICP or (b) responds to any general media solicitation of employment or engagement by ICP or to any solicitation or inquiry from a recruiter retained by ICP provided that such person is not specifically identified or targeted by ICP for such solicitation or inquiry. "Restricted Employee" shall mean any person employed by AOL who is or was involved in the negotiation, implementation, or administration of this Agreement and/or any activity contemplated hereunder.

V.  RELATIONSHIP WITH AOL MEMBERS

SOLICITATION OF SUBSCRIBERS. (a) During the term of this Agreement and for a two year period thereafter, ICP will not use the AOL Network (including, without limitation, the e-mail network contained therein) to solicit AOL Members on behalf of another Interactive Service. More generally, ICP will not send unsolicited, commercial e-mail (i.e., "spam") or other online communications through or into AOL's products or services, absent a Prior Business Relationship. For purposes of this Agreement, a "Prior Business Relationship" will mean that the AOL Member to whom commercial e-mail or other online communication is being sent has voluntarily either (i) engaged in a transaction with ICP or (ii) provided information to ICP through a contest, registration, or other communication, which included clear notice to the AOL Member that the information provided could result in commercial e-mail or other online communications being sent to that AOL Member by ICP or its agents. In addition, subject to the terms of this Agreement, ICP may contact any AOL Member whose contact information has been submitted by a user of ICP's online referral service. Any commercial e-mail or other online communications to AOL Members which are otherwise permitted hereunder will (x) include a prominent and easy means to "opt-out" of receiving any future commercial communications from ICP and (y) shall also be subject to AOL's then-standard restrictions on distribution of bulk e-mail (e.g., related to the time and manner in which such e-mail can be distributed through or into the AOL product or service in question).

(b) ICP shall ensure that its collection, use and disclosure of information obtained from AOL Members under this Agreement ("Member Information") complies with (i) all applicable laws and regulations and (ii) AOL's standard privacy policies, available on the AOL Service at the keyword term "Privacy" (or, in the case of the Customized Site, ICP's standard privacy policies so long as such policies are prominently published on the site and provide adequate notice, disclosure and choice to users regarding ICP's collection, use and disclosure of user information). ICP will not disclose Member Information collected hereunder to any third party in a manner that identifies AOL Members as end users of an AOL product or service or use Member Information collected under this Agreement to market another Interactive Service.

EMAIL NEWSLETTERS. Any email newsletters sent to AOL Members by ICP or its agents shall (i) be subject to AOL's policies on use of the email functionality, including but not limited to AOL's policy on unsolicited bulk email, (ii) be sent only to AOL Members requesting to receive such newsletters, (iii) not contain Content which violates AOL's Terms of Service, and (iv) not contain any advertisements, marketing or promotion for any other Interactive Service.

AOL MEMBER COMMUNICATIONS. To the extent ICP is otherwise permitted to send communications to AOL Members (in accordance with the other requirements contained herein): in any such communications to AOL Members on or off the Customized Site (including, without limitation, e-mail solicitations), ICP will limit the subject matter of such communications to those categories of products, services and/or content that are specifically contemplated by this Agreement and will not encourage AOL Members to take any action inconsistent with the scope and purpose of this Agreement, including without limitation, the following actions: (i) using an Interactive Site other than the Customized Site for the purchase of Products, (ii) using Content other than the Licensed Content; (iii) bookmarking of Interactive Sites; or (iv) changing the default home page on the AOL browser. Additionally, with respect to such AOL Member communications, in the event that ICP encourages an AOL Member to purchase products through such communications, ICP shall ensure that (a) the AOL Network is expressly promoted as the primary means through which the AOL Member can access the Customized Site (including without limitation by stating the applicable Keyword Search Term and including direct links to specific offers within the Customized Site) and (b) any link to the Customized Site will link to a page which indicates to the AOL Member that such user is in a site which is affiliated with the AOL Network.

VI.  TREATMENT OF CLAIMS

LIABILITY. UNDER NO CIRCUMSTANCES SHALL EITHER PARTY BE LIABLE TO THE OTHER PARTY FOR INDIRECT, INCIDENTAL, CONSEQUENTIAL, SPECIAL OR EXEMPLARY DAMAGES (EVEN IF THAT PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES), ARISING FROM BREACH OF THIS AGREEMENT, THE USE OF OR INABILITY TO USE ANY CONTENT, CUSTOMIZED SITE, GENERALLY AVAILABLE SITE, ICP INTERACTIVE SITE, THE AOL NETWORK OR ANY OTHER PROVISION OF THIS AGREEMENT OR IN CONNECTION WITH ANY OF ITS SUBJECT MATTER, SUCH AS, BUT NOT LIMITED TO, LOSS OF REVENUE OR ANTICIPATED PROFITS OR LOST BUSINESS (COLLECTIVELY, "DISCLAIMED DAMAGES"); PROVIDED THAT EACH PARTY SHALL REMAIN LIABLE TO THE OTHER PARTY TO THE EXTENT ANY DISCLAIMED DAMAGES ARE CLAIMED BY A THIRD PARTY AND ARE SUBJECT TO INDEMNIFICATION BELOW. EXCEPT AS PROVIDED BELOW IN THE "INDEMNITY" SECTION, NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY FOR MORE THAN THE AGGREGATE AMOUNTS PAYABLE HEREUNDER IN THE YEAR IN WHICH THE EVENT GIVING RISE TO SUCH LIABILITY OCCURRED; PROVIDED THAT EACH PARTY SHALL REMAIN LIABLE FOR THE AGGREGATE AMOUNT OF ANY PAYMENT OBLIGATIONS OWED TO THE OTHER PARTY UNDER THE PROVISIONS OF THIS AGREEMENT.

NO ADDITIONAL WARRANTIES. EXCEPT AS EXPRESSLY SET FORTH IN THIS AGREEMENT, NEITHER PARTY MAKES, AND EACH PARTY HEREBY SPECIFICALLY DISCLAIMS, ANY REPRESENTATIONS OR WARRANTIES, EXPRESS OR IMPLIED, REGARDING THE LICENSED CONTENT, THE AOL NETWORK, THE AOL TOOLS, OR ANY AOL PUBLISHING TOOLS, INCLUDING ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE AND IMPLIED WARRANTIES ARISING FROM COURSE OF DEALING OR COURSE OF PERFORMANCE. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, EACH PARTY SPECIFICALLY DISCLAIMS ANY WARRANTY REGARDING THE PROFITABILITY OF THE AOL NETWORK OR THE CUSTOMIZED SITE.

INDEMNITY. Each Party will defend, indemnify, save and hold harmless the other Party and the officers, directors, agents, affiliates, distributors, franchisees and employees of the other Party from any and all third party claims, demands, liabilities, costs or expenses, including reasonable attorneys' fees ("Liabilities"), resulting from the indemnifying Party's material breach or alleged breach of any obligation, representation, or warranty of this Agreement. In addition, ICP will defend, indemnify, save and hold harmless AOL and AOL's officers, directors, agents, affiliates, distributors, franchisees and employees from any and all Liabilities to the extent arising out of the Licensed Content.

If a Party entitled to indemnification hereunder (the "Indemnified Party") becomes aware of any matter it believes is indemnifiable hereunder involving any claim, action, suit, investigation, arbitration or other proceeding against the Indemnified Party by any third party (each an "Action"), the Indemnified Party shall give the other Party (the "Indemnifying Party") prompt written notice of such Action. Such notice shall (i) provide the basis on which indemnification is being asserted and (ii) be accompanied by copies of all relevant pleadings, demands, and other papers related to the Action and in the possession of the Indemnified Party. The Indemnifying Party shall have a period of ten (10) days after delivery of such notice to respond. If the Indemnifying Party elects to defend the Action or does not respond within the requisite ten (10) day period, the Indemnifying Party shall be obligated to defend the Action, at its own expense, and by counsel reasonably satisfactory to the Indemnified Party. The Indemnified Party shall cooperate, at the expense of the Indemnifying Party, with the Indemnifying Party and its counsel in the defense and the Indemnified Party shall have the right to participate fully, at its own expense, in the defense of such Action. If the Indemnifying Party responds within the required ten (10) day period and elects not to defend such Action, the Indemnified Party shall be free, without prejudice to any of the Indemnified Party's rights hereunder, to compromise or defend (and control the defense of) such Action. In such case, the Indemnifying Party shall cooperate, at its own expense, with the Indemnified Party and its counsel in the defense against such Action and the Indemnifying Party shall have the right to participate fully, at its own expense, in the defense of such Action. Any compromise or settlement of an Action shall require the prior written consent of both Parties hereunder, such consent not to be unreasonably withheld or delayed.

ACKNOWLEDGMENT. AOL AND ICP EACH ACKNOWLEDGES THAT THE PROVISIONS OF THIS AGREEMENT WERE NEGOTIATED TO REFLECT AN INFORMED, VOLUNTARY ALLOCATION BETWEEN THEM OF ALL RISKS (BOTH KNOWN AND UNKNOWN) ASSOCIATED WITH THE TRANSACTIONS CONTEMPLATED HEREUNDER. THE LIMITATIONS AND DISCLAIMERS RELATED TO WARRANTIES AND LIABILITY CONTAINED IN THIS AGREEMENT ARE INTENDED TO LIMIT THE CIRCUMSTANCES AND EXTENT OF LIABILITY. THE PROVISIONS OF THIS SECTION VI SHALL BE ENFORCEABLE INDEPENDENT OF AND SEVERABLE FROM ANY OTHER ENFORCEABLE OR UNENFORCEABLE PROVISION OF THIS AGREEMENT.

VII.  ARBITRATION

(a) The Parties shall act in good faith and use commercially reasonable efforts to promptly resolve any claim, dispute, controversy or disagreement (each a "Dispute") between the Parties or any of their respective subsidiaries, affiliates, successors and assigns under or related to this Agreement or any document executed pursuant to this Agreement or any of the transactions contemplated hereby. If the Parties cannot resolve the Dispute within such timeframe, the Dispute shall be submitted to the Management Committee for resolution. For ten (10) days after the Dispute was submitted to the Management Committee, the Management Committee shall have the exclusive right to resolve such Dispute; provided further that the Management Committee shall have the final and exclusive right to resolve Disputes arising from any provision of this Agreement which expressly or implicitly provides for the Parties to reach mutual agreement as to certain terms. If the Management Committee is unable to amicably resolve the Dispute during the ten (10) day period, then the Management Committee will consider in good faith the possibility of retaining a third party mediator to facilitate resolution of the Dispute. In the event the Management Committee elects not to retain a mediator, the Dispute will be subject to the resolution mechanisms described below. "Management Committee" shall mean a committee made up of a senior executive from each of the Parties for the purpose of resolving Disputes under this Section and generally overseeing the relationship between the Parties contemplated by this Agreement. Neither Party shall seek, nor shall be entitled to seek, binding outside resolution of the Dispute unless and until the Parties have been unable to amicably resolve the dispute as set forth in this paragraph (a) and then, only in compliance with the procedures set forth in this Section.

(b) Except for Disputes relating to issues of (i) proprietary rights, including but not limited to intellectual property and confidentiality, and (ii) any provision of this Agreement which expressly or implicitly provides for the Parties to reach mutual agreement as to certain terms (which shall be resolved by the Parties solely and exclusively through amicable resolution as set forth in paragraph (a)), any Dispute not resolved by amicable resolution as set forth in paragraph (a) shall be governed exclusively and finally by arbitration. Such arbitration shall be conducted by the American Arbitration Association ("AAA") in Washington,

D.C. and shall be initiated and conducted in accordance with the Commercial Arbitration Rules ("Commercial Rules") of the AAA, including the AAA Supplementary Procedures for Large Complex Commercial Disputes ("Complex Procedures"), as such rules shall be in effect on the date of delivery of a demand for arbitration ("Demand"), except to the extent that such rules are inconsistent with the provisions set forth herein. Notwithstanding the foregoing, the Parties may agree in good faith that the Complex Procedures shall not apply in order to promote the efficient arbitration of Disputes where the nature of the Dispute, including without limitation the amount in controversy, does not justify the application of such procedures.

(c) The arbitration panel shall consist of three arbitrators. Each Party shall name an arbitrator within ten (10) days after the delivery of the Demand. The two arbitrators named by the Parties may have prior relationships with the naming Party, which in a judicial setting would be considered a conflict of interest. The third arbitrator, selected by the first two, shall be a neutral participant, with no prior working relationship with either Party. If the two arbitrators are unable to select a third arbitrator within ten (10) days, a third neutral arbitrator will be appointed by the AAA from the panel of commercial arbitrators of any of the AAA Large and Complex Resolution Programs. If a vacancy in the arbitration panel occurs after the hearings have commenced, the remaining arbitrator or arbitrators may not continue with the hearing and determination of the controversy, unless the Parties agree otherwise.

(d) The Federal Arbitration Act, 9 U.S.C. Secs. 1-16, and not state law, shall govern the arbitrability of all Disputes. The arbitrators shall allow such discovery as is appropriate to the purposes of arbitration in accomplishing a fair, speedy and cost-effective resolution of the Disputes. The arbitrators shall reference the Federal Rules of Civil Procedure then in effect in setting the scope and timing of discovery. The Federal Rules of Evidence shall apply in toto. The arbitrators may enter a default decision against any Party who fails to participate in the arbitration proceedings.

(e) The arbitrators shall have the authority to award compensatory damages only. Any award by the arbitrators shall be accompanied by a written opinion setting forth the findings of fact and conclusions of law relied upon in reaching the decision. The award rendered by the arbitrators shall be final, binding and non-appealable, and judgment upon such award may be entered by any court of competent jurisdiction. The Parties agree that the existence, conduct and content of any arbitration shall be kept confidential and no Party shall disclose to any person any information about such arbitration, except as may be required by law or by any governmental authority or for financial reporting purposes in each Party's financial statements.

(f) Each Party shall pay the fees of its own attorneys, expenses of witnesses and all other expenses and costs in connection with the presentation of such Party's case (collectively, "Attorneys' Fees"). The remaining costs of the arbitration, including without limitation, fees of the arbitrators, costs of records or transcripts and administrative fees (collectively, "Arbitration Costs") shall be born equally by the parties. Notwithstanding the foregoing, the arbitrators may modify the allocation of Arbitration Costs and award Attorneys' Fees in those cases where fairness dictates a different allocation of Arbitration Costs between the Parties and an award of Attorneys' Fees to the prevailing Party as determined by the arbitrators.

(g) Any Dispute that is not subject to final resolution by the Management Committee or to arbitration under this Section or law (collectively, "Non-Arbitration Claims") shall be brought in a court of competent jurisdiction in the Commonwealth of Virginia. Each Party irrevocably consents to the exclusive jurisdiction of the courts of the Commonwealth of Virginia and the federal courts situated in the Commonwealth of Virginia, over any and all Non-Arbitration Claims and any and all actions to enforce such claims or to recover damages or other relief in connection with such claims or to enforce a judgment rendered in an arbitration proceeding.

VIII.  MISCELLANEOUS

AUDITING RIGHTS. Each Party shall maintain complete, clear and accurate records of all expenses, revenues, fees, transactions and related documentation (including agreements) in connection with the performance of this Agreement ("Records"). All such Records shall be maintained for a minimum of five (5) years following termination of this Agreement. For the sole purpose of ensuring compliance with this Agreement, either Party shall have the right, at its expense, to direct an independent certified public accounting firm subject to strict confidentiality restrictions to conduct a reasonable and necessary copying and inspection of portions of the Records of the other Party that are directly related to amounts payable to the other Party pursuant to this Agreement. Any such audit may be conducted after twenty (20) business days prior written notice, subject to the following. Such audits shall not be made more frequently than once every twelve months. No such audit of either Party shall occur during the period beginning on June 1 and ending October 1. In lieu of providing access to its Records as described above, either Party shall be entitled to provide the other Party with a report from an independent certified public accounting firm confirming the information to be derived from such Records.

EXCUSE. Neither Party shall be liable for, or be considered in breach of or default under this Agreement on account of, any delay or failure to perform as required by this Agreement as a result of any causes or conditions which are beyond such Party's reasonable control and which such Party is unable to overcome by the exercise of reasonable diligence.

INDEPENDENT CONTRACTORS. The Parties to this Agreement are independent contractors. Neither Party is an agent, representative or partner of the other Party. Neither Party shall have any right, power or authority to enter into any agreement for or on behalf of, or incur any obligation or liability of, or to otherwise bind, the other Party. This Agreement shall not be interpreted or construed to create an association, agency, joint venture or partnership between the Parties or to impose any liability attributable to such a relationship upon either Party.

NOTICE. Any notice, approval, request, authorization, direction or other communication under this Agreement will be given in writing and will be deemed to have been delivered and given for all purposes (i) on the delivery date if delivered by electronic mail on the AOL Network (to screenname "[*]" in the case of AOL) or by confirmed facsimile; (ii) on the delivery date if delivered personally to the Party to whom the same is directed; (iii) one business day after deposit with a commercial overnight carrier, with written verification of receipt; or (iv) five business days after the mailing date, whether or not actually received, if sent by U.S. mail, return receipt requested, postage and charges prepaid, or any other means of rapid mail delivery for which a receipt is available. In the case of AOL, such notice will be provided to both the Senior Vice President for Business Affairs (fax no.[*]) and the Deputy General Counsel (fax no.[*]), each at the address of AOL set forth in the first paragraph of this Agreement. In the case of ICP, except as otherwise specified herein, the notice address shall be the address for ICP set forth in the first paragraph of this Agreement, with the other relevant notice information, including the recipient for notice and, as applicable, such recipient's fax number or AOL e-mail address, to be as reasonably identified by AOL.

NO WAIVER. The failure of either Party to insist upon or enforce strict performance by the other Party of any provision of this Agreement or to exercise any right under this Agreement shall not be construed as a waiver or relinquishment to any extent of such Party's right to assert or rely upon any such provision or right in that or any other instance; rather, the same shall be and remain in full force and effect.

RETURN OF INFORMATION. Upon the expiration or termination of this Agreement, each Party shall, upon the written request of the other Party, return or destroy (at the option of the Party receiving the request) all confidential information, documents, manuals and other materials specified by the other Party.

SURVIVAL. Sections IV, V, VI, VII and VIII of this Exhibit C, shall survive the completion, expiration, termination or cancellation of this Agreement. In addition, all payment terms of this Agreement and any provision that expressly states that it shall survive or which, by its nature, should reasonably survive the completion, expiration, termination or cancellation of this Agreement, shall survive the completion, expiration, termination or cancellation of this Agreement.

ENTIRE AGREEMENT. This Agreement sets forth the entire agreement and supersedes any and all prior agreements of the Parties with respect to the transactions set forth herein. Neither Party shall be bound by, and each Party specifically objects to, any term, condition or other provision which is different from or in addition to the provisions of this Agreement (whether or not it would materially alter this Agreement) and which is proffered by the other Party in any correspondence or other document, unless the Party to be bound thereby specifically agrees to such provision in writing.

AMENDMENT. No change, amendment or modification of any provision of this Agreement shall be valid unless set forth in a written instrument signed by the Party subject to enforcement of such amendment.

FURTHER ASSURANCES. Each Party shall take such action (including, but not limited to, the execution, acknowledgment and delivery of documents) as may reasonably be requested by the other Party for the implementation or continuing performance of this Agreement.

ASSIGNMENT. ICP shall not assign this Agreement or any right, interest or benefit under this Agreement without the prior written consent of AOL. Assumption of this Agreement by any successor to ICP (including, without limitation, by way of merger, consolidation or sale of all or substantially all of ICP's stock or assets) shall be subject to AOL's prior written approval. Further, AOL shall have the right to terminate this Agreement upon written notice to ICP in the event of (i) any Change of Control of ICP or other transaction, in either case which results in ICP controlling, being controlled by, or being under common control with, an Interactive Service, or (ii) any Change of Control of AOL. Subject to the foregoing, this Agreement shall be fully binding upon, inure to the benefit of and be enforceable by the Parties hereto and their respective successors and assigns.

SUBCONTRACTORS. To the extent ICP desires to utilize consultants or subcontractors to perform a material portion of its obligations under this Agreement, utilization of such consultants and/or subcontractors shall be subject to AOL's prior written approval, which will not be unreasonably withheld or delayed, and ICP shall provide AOL with direct contact information for the employees of such consultants and/or subcontractors who are responsible for performing such obligations, which employees shall be available during business hours for consultation with AOL. ICP shall be responsible for ensuring that all consultants and subcontractors comply with this Agreement and ICP shall be liable for any breaches of this Agreement caused by any consultant or subcontractor.

CONSTRUCTION; SEVERABILITY. In the event that any provision of this Agreement conflicts with the law under which this Agreement is to be construed or if any such provision is held invalid by a court with jurisdiction over the Parties to this Agreement, (i) such provision shall be deemed to be restated to reflect as nearly as possible the original intentions of the Parties in accordance with applicable law, and (ii) the remaining terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect.

REMEDIES. Except where otherwise specified, the rights and remedies granted to a Party under this Agreement are cumulative and in addition to, and not in lieu of, any other rights or remedies which the Party may possess at law or in equity.

APPLICABLE LAW. This Agreement shall be interpreted, construed and enforced in all respects in accordance with the laws of the Commonwealth of Virginia except for its conflicts of laws principles.

EXPORT CONTROLS. Both parties shall adhere to all applicable laws, regulations and rules relating to the export of technical data and shall not export or re-export any technical data, any products received from the other Party or the direct product of such technical data to any proscribed country listed in such applicable laws, regulations and rules unless properly authorized.

HEADINGS. The captions and headings used in this Agreement are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement.

COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same document. Signatures sent by facsimile shall be deemed original signatures.

                                                     EXHIBIT D

                                           TECHNICAL OPERATING STANDARDS

1. CUSTOMIZED SITE INFRASTRUCTURE. ICP will be responsible for all communications, hosting and connectivity costs and expenses associated with the Customized Site. ICP will provide all hardware, software, telecommunications lines and other infrastructure necessary to meet traffic demands on the Customized Site from the AOL Network. ICP will use commercially reasonable efforts to design and implement the network between the AOL Service and Customized Site such that (i) no single component failure over which ICP exercises control will have a materially adverse impact on AOL Members seeking to reach the Customized Site from the AOL Network and (ii) no single line under material control by ICP will run at more than 70% average utilization for a 5-minute peak in a daily period. In the event that ICP elects to create a custom version of the Customized Site in order to comply with the terms of this Agreement, ICP will bear responsibility for all aspects of the implementation, management and cost of such customized site.

2. OPTIMIZATION; Speed. ICP will use commercially reasonable efforts to ensure that: (a) the functionality and features within the Customized Site are optimized for the client software then in use by AOL Members; and (b) the Customized Site is designed and populated in a manner that minimizes delays when AOL Members attempt to access such site. At a minimum, ICP will use commercially reasonable efforts to ensure that the Customized Site's data transfers initiate within fewer than fifteen (15) seconds on average. Prior to commercial launch of any material promotions described herein, ICP will permit AOL to conduct performance and browser compatibility testing of the Customized Site (in person or through remote communications), with such commercial launch not to commence until such time as AOL is reasonably satisfied with the results of any such testing.

3. USER INTERFACE. ICP will maintain a graphical user interface within the Customized Site that is competitive in all material respects with interfaces of other similar sites based on similar form technology. AOL reserves the right to review and approve the user interface and site design prior to launch of the Placements and to conduct focus group testing to assess compliance with respect to such consultation and with respect to ICP's compliance with the preceding sentence.

4. TECHNICAL PROBLEMS. ICP agrees to use commercially reasonable efforts to address material technical problems (over which ICP exercises control) affecting use by AOL Members of the Customized Site (an "ICP Technical Problem") promptly following notice thereof. In the event that ICP is unable to promptly resolve an ICP Technical Problem following notice thereof from AOL (including, without limitation, infrastructure deficiencies producing user delays), AOL will have the right to regulate the promotions it provides to ICP hereunder until such time as ICP corrects the ICP Technical Problem at issue.

5. MONITORING. ICP will ensure that the performance and availability of the Customized Site is monitored on a continuous (24 X 7) basis. ICP will provide AOL with contact information (including e-mail, phone, pager and fax information, as applicable, for both during and after business hours) for ICP's principal business and technical representatives, for use in cases when issues or problems arise with respect to the Customized Site.

6. TELECOMMUNICATIONS. Where applicable the ICP will utilize encryption methodology to secure data communications between the Parties' data centers. The network between the Parties will be configured such that no single component failure will significantly impact AOL Users. The network will be sized such that no single line over which the ICP has material control runs at more than 70% average utilization for a 5-minute peak in a daily period.

7. SECURITY. ICP will utilize Internet standard encryption technologies (e.g., Secure Socket Layer - SSL) to provide a secure environment for conducting transactions and/or transferring private member information (e.g. credit card numbers, banking/financial information, and member address information) to and from the Customized Site. ICP will facilitate periodic reviews of the Customized Site by AOL in order to evaluate the security risks of such site. ICP will promptly remedy any security risks or breaches of security as may be identified by AOL's Operations Security team.

8.   TECHNICAL PERFORMANCE.

     i. ICP will design the Customized Site to support the AOL-Client embedded versions of the Microsoft Internet Explorer 4.XX and 5.XX browsers (Windows and Macintosh), the Netscape Browser 4.XX and make commercially reasonable efforts to support all other AOL browsers listed at: "http://webmaster.info.aol.com."

     ii. To the extent ICP creates customized pages on the Customized Site for AOL Members, ICP shall develop and employ a methodology to detect AOL Members (e.g., examine the HTTP User-Agent field in order to identify the "AOL Member-Agents" listed at: http://webmaster. info.aol.comand referenced under the heading "Browser Detection."

     iii. ICP will periodically review the technical information made available by AOL at http://webmaster.info.aol.com.

     iv. ICP will design its site to support HTTP 1.0 or 1.1 as defined in RFC 1945 and to adhere to AOL's parameters for refreshing or preventing the caching of information in AOL's proxy system as outlined in the document provided at the following URL: http://webmaster.info.aol.com. ICP is responsible for the manipulation of these parameters in web based objects so as allow them to be cached or not cached as outlined in RFC 1945.

     v. Prior to releasing material, new functionality or features through the Customized Site ("New Functionality"), ICP will use commercially reasonable efforts to either (i) test the New Functionality to confirm its compatibility with AOL Service client software and (ii) provide AOL with written notice of the New Functionality so that AOL can perform tests of the New Functionality to confirm its compatibility with the AOL Service client software. Should any new material, new functionality or features through the Customized Site be released without notification to AOL, AOL will not be responsible for any adverse member experience until such time that compatibility tests can be performed and the new material, functionality or features qualified for the AOL Service.

9. AOL INTERNET SERVICES PARTNER SUPPORT. AOL will provide ICP with access to the standard online resources, standards and guidelines documentation, technical phone support, monitoring and after-hours assistance that AOL makes generally available to similarly situated web-based partners. AOL support will not, in any case, be involved with content creation on behalf of ICP. Support to be provided by AOL is contingent on ICP providing to AOL demo account information (where applicable), a detailed description of the Customized Site's software, hardware and network architecture and access to the Customized Site for purposes of such performance and the coordination load testing as AOL elects to conduct.

10. CUSTOMIZED PROGRAMMING. The terms and conditions of this Exhibit applicable to the Customized Site shall apply equally to any Customized Programming that is (a) programmed in HTML or (b) web-based.

                                    EXHIBIT E

                               KEYWORD GUIDELINES

PRINT/GRAPHIC

-    Required treatment: (AOL Triangle appears) America Online Keyword:dreamlife
                                               or
                                 America Online Keyword: dreamlife

-    America Online must be spelled out
- Capitalization - listing shall appear in initial caps only Note: K of Keyword must always be capitalized
-    Font, Font style and Size must all be consistent
- Listing size must be of equal prominence to that of any/all other URLs featured o Equal prominence applies to size, voice-over support and length of listings o Listings must be no less than 1/4 inch in height

TELEVISION/RADIO

-    "America Online Keyword" must be announced fully

     Example voiceover would read:
         "For more information, please visit America Online Keyword: dreamlife"

-    Television listing must represent at least 28 scan lines
-    Radio mention must be at least :03 in length

-    PRIOR TO USAGE, AOL MUST APPROVE ALL CREATIVES[*].

                              Logo Usage Guidelines

Not Allowed
--)   No color gradients
--)   No "filled" icons (must be solid)
--)   No different colors for triangle and the copy (must be all the same color)
--)   No words/copy on top of the logo or triangle
--)   No script writing of "America Online" used alone without triangle
--) No adaptations of the icon or logo (i.e., don't turn it into a mountain or Xmas tree)
--) No America Online or AOL in all lower case letters (either use initial caps. or all caps.)
--)   No turning logo on its side, upside down, etc.
--)   No changing the proportion of the logo
--)   No "deforming" the logo (stretching it out or making it "skinny")
--)   No giving the logo structural dimension or "blurring" the logo
--) No reconfiguring the elements logo (i.e., don't put "America" on the left of the triangle & "Online" on the right)

REGISTRATION MARKS

--) Must have small registration marks (-Registered Trademark-) at the right-hand tip of the triangle and at the tip of the "e" in "Online"

APPROVED COLORS:
--)   black
--)   (reversed-out) white

--)   PMS 534 blue (NOTE: this is AOL's corporate color)
--)   PMS 286 blue
--)   Reflex blue
--)   PMS 123 yellow
--)   PMS 2617 purple

      NOTE: the entire logo (triangle and type) must always be 100% of the same color

                                    EXHIBIT F

                 NETSCAPE NETCENTER USAGE REPORTING REQUIREMENTS

AOL may, from time to time, modify (e.g., replace, add or delete): (a) the format of the reports required, (b) the frequency of the reports, or (c) the data required therein, upon reasonable advance notice to ICP.

All of the foregoing usage reports shall be delivered separately for each Territory.

DEFINITIONS

For purposes of this Exhibit, definitions are as follows:

Page Views

Page Views are units of measurement that represent the number of requests for a page of content. A page of content is, but is not limited to, a static page such as an HTML document or a dynamically generated page such as from a CGI script.
Exception: Pages containing framesets should not be counted and only the pages within the frameset containing principle content should be counted.

Total Page Views

The sum of all Page Views for all co-branded content hosted by the ICP.

Unique Visitors

The number of different Visitors who access a site within a specific time period as determined by AOL. To identify unique users, Web sites need a unique identifier, which may be obtained through some form of user registration or identification system. AOL may change the definition of "unique visitors" from time to time upon notice to ICP.

Visitor

An individual who interacts with a Website.

Visits

A series of page requests by a Visitor without a specified period of inactivity (usually 30 consecutive minutes). If a Visitor leaves the site and comes back within that specified period of inactivity, it is counted as part of the same Visit.

1. REPORT FREQUENCY

The report frequency is weekly. The weekly report period is Thursday to Wednesday, with weekly reports due the following day, Thursday by noon PST.

2. REPORT DELIVERY

The report shall be emailed to (partner-reports@netscape.com) and any other email address designated by AOL in the Weekly Report Format.

3. REPORT SPECIFICATIONS:  THE REPORT MUST COVER THE FOLLOWING INFORMATION:

3.1. Breakdown of Total Page Views by day for the entire co-branded site; daily Total Page Views for each area within the site and, if applicable and if daily Page Views exceed 200,000 per day, then the break down of individual Page Views shall be provided daily in each area.

3.2. Breakdown of registration numbers.

3.3. Breakdown of Visits by day, if online reporting is required.

3.4. Optional: Unique Visitors by day, week and month, if applicable.

4. ICP INFORMATION

ICP provides to AOL Report Team the following information upon execution/signature of contract:

- ICP Name
- ICP Contact Name
- ICP phone number and e-mail
- ICP technical contact phone, pager and e-mail
- location of online ICP traffic reports (if applicable)
     --) URL location
     --) Login/password
     --) Does AOL need a Static IP address for access
- Channel/directory names
- subchannel/subdirectory names

5. WEEKLY REPORT FORMAT

The following example is received weekly by NOON Thursdays via e-mail to: partner-reports@netscape.com(and/orother email address designated by AOL):

Subject: Partner Traffic Report for (ICPname) from (mm-dd-yyyy) through (mm-dd-yyyy)

date,mm-dd-yyyy,mm-dd-yyyy,mm-dd-yyyy,mm-dd-yyyy,mm-dd-yyyy,mm-dd-yyyy, mm-dd-yyyy

          Total Page Views, x1,x2,x3,x4,x5,x6,x7
          channelname1, y1,y2,y3,y4,y5,y6,y7
          channelname2,y1,y2,y3,y4,y5,y6,y7
          channelname1:sub-channelname1,z1,z2,z3,z4,z5,z6,z7
          channelname1:sub-channelname2,z1,z2,z3,z4,z5,z6,z7
          etc....

     Definitions
     date = mm-dd-yyyy
     channelname = an alphanumeric string excluding colons (:), or commas (,).

          Spaces are allowed.
             subchannelname = an alphanumeric string excluding embedded colons (:), or commas (,), separated from a channel by a colon. Spaces are allowed.

               x1,x2,x3... = the actual number of Page Views for each date.

               y1,y2,y3... = the actual number of channelname Page Views for each date.

               z1,z2,z3... = the actual number of sub-channelname Page Views for each date.


               Example

               Subject: Partner Traffic Report for Classified2000 from 09-03-1998 through 09-09-1998 date,09-03-1998,09-04-1998,09-05-1998,09-06-1998,09-07-1998,08-03-1998,
09-09-1998

Total Page Views,271652,254771,140885,153994,289143,301992,278666
home page,78948,75321,43999,52917,79434,85019,67554 computers,34958,37988,22908,
24958,40984,43959,32093

autos,747,857,343,565,867,949,767 computers:apples,2938,5954,4349,3876,7433,
8578,7657

computers:pcs,32020,32034,18559,21082,33551,35381,24436 etc...

6.   ACCESS LOGS

Access logs will be subject to review or audit by I/Pro at AOL's request on a quarterly basis in addition to the audit requirements set forth in the Agreement.

                                    EXHIBIT G

                                CO-BRANDING SPECS

ICP will comply with AOL's and its affiliates' then generally applicable customization standards and design guideline templates for each applicable business brand with respect to headers, footers, co-branding and URLs, by way of example as set forth below. Except as otherwise expressly stated in this Agreement, each distinct version of the Customized Site shall be designed as a "cul de sac" site containing no links outside of the Customized Site other than to (a) the applicable AOL business brand or other AOL or third party Content determined by AOL. AOL shall have the right to change or modify its generally applicable design guideline templates and co-branding requirements during the Term, to conform to general changes made to the AOL Network or portions thereof. Such customization shall further include, without limitation: the inclusion of an AOL (or its applicable affiliated business brand, e.g., CompuServe) co-branded toolbar, running the full width of the page, at the top and bottom of each page of the Customized Site, which, among other things, will provide navigation back to the AOL Network, and which shall contain an AOL search box (e.g., Netfind) and two (2) promotional spaces to be programmed by AOL (the parameters, specifications and format of which such toolbars are further displayed on the mock-up below); displaying a "C-frame" left-side menu bar on each page along the left side using the then-current navigation bar of the applicable AOL business brand; various additional co-branding elements as reasonably specified in writing; and the creation of links in connection with communication services on the Customized Site to the corresponding or equivalent communication services or areas of the Customized Site of the appropriate AOL Property.

At AOL's option, AOL may elect to serve the framing, in whole or in part, for any or all versions of the Customized Site in which event ICP shall take all reasonable operational steps to facilitate such serving arrangement, including, without limitation, inserting HTML code designated by AOL on the pages of the Customized Site.

                                    EXHIBIT H

                                 ICP COMPETITORS

     YouAchieve.com

     YourPotential.com

     NotHarvard.com

     DreamHuge.com

     Learn.com

     Exp.com

     Learn2.com

     Hungryminds.com

     TrueYou.com

     About.com

     WiseBear.com