Form 10-K/A
period 1999-12-31
DREAMLIFE INC
filed 2000-08-30
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                  See Exhibit Index.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

This Item 14. is amended for the sole purpose of re-filing Exhibit 10.17 to reflect the outcome of the registrant's request for confidential treatment with respect thereto.

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

10.13    1997 Stock Option Plan (11)

10.14    1999 Employee Stock Option Plan (6)

10.15    1999 Outside Directors Stock Option Plan (6)

10.16    1999 Consultants Stock Option Plan (6)

10.17    Content License Agreement dated December 6, 1999 between Yahoo!
         Inc. and the registrant, as amended (8) (12)

16       Letter, dated December 13, 1999, of Richard A. Eisner &
         Company, LLP (13)

23.1     Consent of KPMG LLP (7)

27.1     Financial Data Schedule (7)



(1) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.
(2) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission on February 17, 2000.
(3) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.
(4) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.
(5) Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.
(6) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(7)      Filed with the registrant's Form 10-K on March 30, 2000.

(8) Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(9) Incorporated by reference to Exhibit 10(i) to the registrant's Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999.
(10) Incorporated by reference to exhibits to U.S. Neurosurgical, Inc.'s (a former subsidiary of the registrant) Form 10 as filed with the Securities and Exchange Commission on July 1, 1999.
(11) Incorporated by reference to Exhibit 10(k) to the registrant's 1997 Annual Report on Form 10-K.
(12) Replaces Exhibit 10.17 previously filed with the registrant's Form 10-K on March 30, 2000.
(13)     Incorporated by reference to Exhibit 16 to the registrant's Form
         8-K/A dated December 3, 1999 and filed with the Securities
         Exchange Commission on December 15, 1999.

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

         (c)      Exhibits

                  Exhibits required by Section 601 of Regulation S-K (see (a) above).

         (d)      Financial Statement Schedules

                  None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of August, 2000.

                                         dreamlife, inc.

                                         By: /s/ Philicia G. Levinson
                                            ----------------------------------
                                            Philicia G. Levinson
                                            Senior Vice President, Chief
                                              Financial Officer, Secretary
                                              and Treasurer

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

10.13    1997 Stock Option Plan (11)

10.14    1999 Employee Stock Option Plan (6)

10.15    1999 Outside Directors Stock Option Plan (6)

10.16    1999 Consultants Stock Option Plan (6)

10.17    Content License Agreement dated December 6, 1999 between Yahoo!
         Inc. and the registrant, as amended (8) (12)

16       Letter, dated December 13, 1999, of Richard A. Eisner &
         Company, LLP (13)

23.1     Consent of KPMG LLP (7)

27.1     Financial Data Schedule (7)


------------------
(1) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.
(2) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission on February 17, 2000.
(3) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.
(4) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.
(5) Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.
(6) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(7)      Filed with the registrant's Form 10-K on March 30, 2000.

(8) Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(9) Incorporated by reference to Exhibit 10(i) to the registrant's Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999.
(10) Incorporated by reference to exhibits to U.S. Neurosurgical, Inc.'s (a former subsidiary of the registrant) Form 10 as filed with the Securities and Exchange Commission on July 1, 1999.
(11) Incorporated by reference to Exhibit 10(k) to the registrant's 1997 Annual Report on Form 10-K.
(12) Replaces Exhibit 10.17 previously filed with the registrant's Form 10-K on March 30, 2000.
(13)     Incorporated by reference to Exhibit 16 to the registrant's Form
         8-K/A dated December 3, 1999 and filed with the Securities
         Exchange Commission on December 15, 1999.