Form 10-Q
period 2000-09-30
DREAMLIFE INC
filed 2000-11-14
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 2000

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15586

                                 dreamlife, inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    DELAWARE                                       52-1373960
-----------------------------------       ------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



425 WEST 15TH STREET, 3RD FLOOR, NEW YORK, NEW YORK          10011
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
                         IF CHANGED SINCE LAST REPORT)

         INDICATE BY CHECK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X          NO
                                               ----           ----
         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF NOVEMBER 14, 2000 WAS AS FOLLOWS: 40,368,351 SHARES OF COMMON STOCK.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements
                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets



                      (in thousands, except share amounts)


                                                                                    September 30,  December 31,
                                                                                         2000         1999
                                                                                      -----------    --------
                                        ASSETS                                        (unaudited)
Current assets:
    Cash and cash equivalents                                                           $  1,048    $ 10,459
    Prepaid expenses and other current assets                                                224         579
    Cash held in escrow                                                                     --           100
                                                                                        --------    --------
                   Total current assets                                                    1,272      11,138

Property and equipment, net of accumulated depreciation of $426 and $83, respectively      1,103       1,013
Deferred costs                                                                               100        --
Intangible assets, net of accumulated amortization of $3,169 and $1,386, respectively       --         5,744
Security deposits                                                                            277         277
                                                                                        --------    --------

                   Total assets                                                         $  2,752    $ 18,172
                                                                                        ========    ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                    $    523    $    745
    Accrued expenses                                                                         987         310
    Obligations under capital lease, current portion                                          95          93
                                                                                        --------    --------
                   Total current liabilities                                               1,605       1,148


Obligations under capital lease, net of current portion                                       12          73

Stockholders' equity:
    Common stock - $0.01 par value.  Authorized 100,000,000 shares;
       40,368,351 shares issued and outstanding at September 30, 2000
       and December 31, 1999                                                                 403         403
    Additional paid-in capital                                                            34,399      37,042
    Deferred compensation and other charges                                               (1,345)     (5,790)
    Deficit accumulated during the development stage                                     (32,322)    (14,704)
                                                                                        --------    --------

                   Total stockholders' equity                                              1,135      16,951
                                                                                        --------    --------

                   Total liabilities and stockholders' equity                           $  2,752    $ 18,172
                                                                                        ========    ========


See accompanying notes to financial statements.

                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                            Statements of Operations




                 (in thousands, except share and per share amounts)



                                                                       Three Months Ended    Three Months Ended  Nine Months Ended
                                                                       September 30, 2000    September 30, 1999  September 30, 2000
                                                                       ------------------    ------------------  -----------------
                                                                        (unaudited)              (unaudited)       (unaudited)
Revenues:
    Interactive services revenue                                        $         12         $       --           $         39
    Commerce                                                                      --                 --                      1
                                                                        ------------         ------------         ------------
           Total Revenue                                                          12                 --                     40

Cost of revenues                                                                  20                 --                     38
                                                                        ------------         ------------         ------------
                                                                                  (8)                --                      2

Expenses:
    Noncash compensation expense                                                 168                  907                1,802
    Write-down and amortization of intangible assets                           4,556                  594                5,744
    Advertising and marketing                                                  1,057                 --                  2,511
    General and administrative                                                 2,261                1,887                7,806
                                                                        ------------         ------------         ------------
           Total operating expenses                                            8,042                3,388               17,863

                                                                        ------------         ------------         ------------
Operating Loss                                                                (8,050)              (3,388)             (17,861)

Interest income                                                                   41                  155                  243
                                                                        ------------         ------------         ------------
           Net loss                                                           (8,009)              (3,233)             (17,618)

Beneficial conversion attributable to preferred stock                           --                   --                   --
                                                                        ------------         ------------         ------------

           Net loss attributable to common stockholders                 $     (8,009)        $     (3,233)        $    (17,618)
                                                                        ============         ============         ============


Basic and diluted net loss per common share                             $      (0.20)        $      (0.41)        $      (0.44)
                                                                        ============         ============         ============


Shares used in basic and diluted net loss per common share calculation    40,368,351            7,877,032           40,368,351
                                                                        ============         ============         ============



                                                                       Period from April 21, 1999      Period from April 21, 1999
                                                                         (date of inception)             (date of inception)
                                                                         to September 30, 1999            to September 30, 2000
                                                                       --------------------------      --------------------------
                                                                            (unaudited)                       (unaudited)
Revenues:
    Interactive services revenue                                           $       --                       $         39
    Commerce                                                                       --                                  1
                                                                           ------------                     ------------
           Total Revenue                                                           --                                 40

Cost of revenues                                                                   --                                 38
                                                                           ------------                     ------------
                                                                                   --                                  2

Expenses:
    Noncash compensation expense                                                  4,889                           10,374
    Write-down and amortization of intangible assets                                792                            7,130
    Advertising and marketing                                                      --                              2,511
    General and administrative                                                    2,408                           12,925
                                                                           ------------                     ------------
           Total operating expenses                                               8,089                           32,940

                                                                           ------------                     ------------
Operating Loss                                                                   (8,089)                         (32,938)

Interest income                                                                     218                              616
                                                                           ------------                     ------------
           Net loss                                                              (7,871)                         (32,322)

Beneficial conversion attributable to preferred stock                              --                             13,617
                                                                           ------------                     ------------

           Net loss attributable to common stockholders                    $     (7,871)                    $    (45,939)
                                                                           ============                     ============


Basic and diluted net loss per common share                                $      (1.03)                    $      (1.62)
                                                                           ============                     ============


Shares used in basic and diluted net loss per common share calculation        7,634,907                       28,347,701
                                                                           ============                     ============




See accompanying notes to financial statements.

                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity

                 Period from April 21, 1999 (date of inception)
                              to September 30, 2000

                      (in thousands, except share amounts)




                                                            CONVERTIBLE PREFERRED STOCK CONVERTIBLE PREFERRED STOCK
                                         COMMON STOCK          SERIES A PAR VALUE $.01     SERIES B PAR VALUE $.01
                                      SHARES      AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                    ----------   ----------   ----------    ----------    ----------    ----------
Issuance of shares pursuant to
    merger of dreamlife, inc. and
    CYL                              7,047,828   $       70           --    $       --            --    $       --

Issuance of shares to members
    of CYL pursuant to merger               --           --       99,059             1            --            --

Issuance of shares in private
    placement, net of expenses              --           --           --            --       178,582             2

Issuance of shares to acquire
    Concept Development, Inc.               --           --           --            --            --            --

Issuance of shares pursuant to
    exclusive license agreement             --           --           --            --            --            --

Exercise of stock options              268,857            3           --            --            --            --

Issuance of common stock
    options                                 --           --           --            --            --            --

Deferred compensation expense               --           --           --            --            --            --

Conversion of Convertible
    Preferred Stock Series B         1,785,820           18           --            --      (178,582)           (2)

Conversion of Convertible
    Preferred Stock Series C           557,450            5           --            --            --            --

Distribution of discontinued
    operations                              --           --           --            --            --            --

Conversion of Convertible
    Preferred Stock Series A        30,708,396          307      (99,059)           (1)           --            --

Net loss for the period from
    April 21, 1999 (date of
    inception) to
    December 31, 1999                       --           --           --            --            --            --
                                    ----------   ----------   ----------    ----------    ----------    ----------

Balance at December  31, 1999       40,368,351          403           --            --            --            --

Cancellation of stock options*              --           --           --            --            --            --

Deferred compensation expense*              --           --           --            --            --            --

Issuance of warrants*                       --           --           --            --            --            --

Net loss for the nine months*
    ended September 30, 2000                --           --           --            --            --            --
                                    ----------   ----------   ----------    ----------    ----------    ----------

Balance at September  30, 2000*     40,368,351   $      403           --    $       --            --    $       --
                                    ==========   ==========   ==========    ==========    ==========    ==========



                                                                            DISTRIBUTION OF
                                                                             DISCONTINUED    DEFERRED
                                   CONVERTIBLE PREFERRED STOCK  ADDITIONAL  OPERATION TO   COMPENSATION
                                    SERIES C PAR VALUE $.01      PAID-IN       COMMON       AND OTHER    ACCUMULATED
                                     SHARES        AMOUNT        CAPITAL      STOCKHOLDERS    CHARGES       DEFICIT       TOTAL
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Issuance of shares pursuant to
    merger of dreamlife, inc. and
    CYL                                     --    $       --     $   4,169     $  (1,239)      $    --     $      --     $  3,000

Issuance of shares to members
    of CYL pursuant to merger               --            --            (1)           --            --            --            --

Issuance of shares in private
    placement, net of expenses              --            --        15,064            --            --            --        15,066

Issuance of shares to acquire
    Concept Development, Inc.           50,000             1         4,499            --            --            --         4,500

Issuance of shares pursuant to
    exclusive license agreement          5,745            --           517            --            --            --           517

Exercise of stock options                   --            --            (3)           --            --            --            --

Issuance of common stock
    options                                 --            --        14,362            --       (14,362)           --            --

Deferred compensation expense               --            --            --            --         8,572            --         8,572

Conversion of Convertible
    Preferred Stock Series B                --            --           (16)           --            --            --            --

Conversion of Convertible
    Preferred Stock Series C           (55,745)           (1)           (4)           --            --            --            --

Distribution of discontinued
    operations                              --            --        (1,239)        1,239            --            --            --

Conversion of Convertible
    Preferred Stock Series A                --            --          (306)           --            --            --            --

Net loss for the period from
    April 21, 1999 (date of
    inception) to
    December 31, 1999                       --            --            --            --            --       (14,704)      (14,704)
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance at December  31, 1999               --            --        37,042            --        (5,790)      (14,704)       16,951

Cancellation of stock options*              --            --        (3,476)           --         3,476            --            --

Deferred compensation expense*              --            --            --            --         1,802            --         1,802

Issuance of warrants*                       --            --           833            --          (833)           --            --

Net loss for the nine months*
    ended September 30, 2000                --            --            --            --            --       (17,618)      (17,618)
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance at September  30, 2000*             --    $       --    $   34,399    $       --    $   (1,345)   $  (32,322)   $    1,135
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========


                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                 (in thousands)


                                                                                          Period from             Period from
                                                                                        April 21, 1999           April 21, 1999
                                                                 Nine Months Ended   (date of inception)      (date of inception)
                                                                September 30, 2000   to September 30, 1999   to September 30, 2000
                                                              --------------------------------------------------------------------
                                                                  (unaudited)            (unaudited)             (unaudited)
Cash flows from operating activities:
  Net loss                                                        $(17,618)              $ (7,871)              $(32,322)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Noncash compensation expense                                    1,802                  4,889                 10,374
     Depreciation and amortization                                   2,125                    801                  3,594
     Write-down of intangible assets                                 3,961                     --                  3,961
     Changes in:
        Accounts receivable                                             --                     --                     --
        Prepaid expenses and other                                     355                   (158)                  (224)
        Cash held in escrow                                            100                   (100)                    --
        Accounts payable and accrued expenses                          455                    783                  1,510
                                                                  --------               --------               --------

          Net cash used in operating activities                     (8,820)                (1,656)               (13,108)
                                                                  --------               --------               --------

Cash flows from investing activities:
  Acquisition of property and equipment                               (415)                  (515)                (1,320)
  Deferred costs                                                      (100)                    --                   (100)
  Acquisition of Concept Development, Inc.                              --                 (2,113)                (2,113)
  Payment of security deposits                                          --                   (349)                  (277)
                                                                  --------               --------               --------

          Net cash used in investing activities                       (515)                (2,977)                (3,810)
                                                                  --------               --------               --------

Cash flows from financing activities:
  Net proceeds from sale of Series B
     Convertible Preferred Stock                                        --                 15,066                 15,066
   Cash acquired pursuant to merger of dreamlife, inc
     and Change Your Life.com                                           --                  3,000                  3,000
   Payments under capital lease obligations                            (76)                    (7)                  (101)
                                                                  --------               --------               --------

          Net cash (used in) provided by financing activities          (76)                18,059                 17,965
                                                                  --------               --------               --------


          Net (decrease) increase in cash and cash equivalents      (9,411)                13,426                  1,048


          Cash and cash equivalents at beginning of period          10,459                     --                     --
                                                                  --------               --------               --------

          Cash and cash equivalents at end of period              $  1,048               $ 13,426               $  1,048
                                                                  ========               ========               ========




Supplemental information of noncash investing and
       financing activities:
    Common stock dividend to effect USN Spin-Off                  $     --               $  1,239               $  1,239
                                                                  ========               ========               ========

    Computer equipment acquired under capital lease               $     17               $    100               $    208
                                                                  ========               ========               ========

    Issuance of Series C Convertible Preferred Stock in
       acquisition of Concept Development, Inc.                   $     --               $  4,500               $  4,500
                                                                  ========               ========               ========

    Stock issued for exclusive license agreement                  $     --               $    517               $    517
                                                                  ========               ========               ========


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

              The interim financial statements of the Company as of and for the nine months ended September 30, 2000, are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations and cash flows have been included in such unaudited financial statements. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2000.

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



 (2)   COMMITMENTS

       In December 1999, the Company entered into a Content License Agreement with Yahoo! Inc. whereby the Company's content will be placed within Yahoo!'s web site for one year. As of September 30, dreamlife, inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements


       2000, under the terms of the Content License Agreement and a media insertion order, the Company is obligated to pay Yahoo! an additional $500,000 through December 2000.

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

       In July 2000, the Company entered into a content and distribution agreement with America Online, Inc. whereby the Company will provide content aimed at small business users to AOL and Netscape Netcenter for eighteen (18) months, in addition to receiving promotion across several AOL properties. As of September 30, 2000, the Company is obligated to pay America Online $0.7 million through December 2001.


 (3)   LOSS PER SHARE

       Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and diluted loss per share were the same for the period April 21, 1999 (date of inception) through September 30, 2000 since the effect of all potential dilutive common stock equivalents was antidilutive. As of September 30, 2000 and December 31, 1999, there were options and warrants exercisable into 6,568,830 and 4,503,750 shares of common stock, respectively.



(4)    SEVERANCE COSTS

       In May 2000, the Company entered into a Retention and Severance Agreement with Beth Polish, Dreamlife's then President and Chief Operating Officer, whereby, in addition to adjustments in stock option compensation, Dreamlife paid to Ms. Polish a bonus of $50,000 and agreed to pay to Ms. Polish severance in the amount of $300,000 in semi-monthly installments through April 2001. As of September 30, 2000, unpaid severance costs of $200,000 are included in accrued liabilities.

                                 dreamlife, inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements


 (5)   EMPLOYMENT AGREEMENT

       In July 2000, the Company entered into a compensation arrangement with Peter A. Lund, Dreamlife's new Chief Executive Officer. Under the agreement between Mr. Lund and Dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Director's and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements, based on continued employment and is therefore being expensed over the vesting period. Mr. Lund also received stock option grants under the Company's 1999 Stock Option Plan and from a principal shareholder.


(6)    WRITE-DOWN OF INTANGIBLE ASSETS

       On September 1, 2000, Dreamlife decided not to make scheduled payments necessary to continue its relationship with The Learning Annex under the parties' License and Marketing Agreement and Option Agreement. As anticipated, The Learning Annex sent a notice to Dreamlife that it is in breach of the terms of such agreements. On October 12, 2000, Dreamlife officially discontinued its current relationship with The Learning Annex and does not believe that the loss of such relationship will have a material adverse effect on its business, as no revenues have been derived from that relationship. As a result of Dreamlife's decision to discontinue its relationship with the Learning Annex due to the absence of benefits realized to date, the Company wrote-down the remaining value of the intangible assets related to The Learning Annex transaction in the quarter ended September 30, 2000. In addition, the Company also wrote-down the remaining value of the intangible assets related to the Concept Development transaction, as the value to be derived from this relationship was dependent on the Company's continued relationship with The Learning Annex. These write-downs are included in write-down and amortization of intangible assets on the statement of operations and amounted to $4.0 million.


(7)    STOCK OPTIONS

       On June 29, 2000, the shareholders approved an increase in the number of shares available for issuance under the 1999 Employee Stock Option Plan to 6,500,000.


(8)    SUBSEQUENT EVENT

       On October 19, 2000, Dreamlife received a written commitment from CYL Development Holdings, LLC ("CYL"), a 19.1% stockholder of Dreamlife, to provide, or arrange for, a $1.5 million 30-day loan to Dreamlife by October 25, 2000. On October 24, 2000, Dreamlife signed a Grid Time Promissory Note to the order of The Chase Manhattan Bank for $1.5 million. The interest on the note is at the bank's prime rate and the note is due on November 30, 2000. An affiliate of CYL provides credit support for the line of credit. Dreamlife anticipates that its cash and cash equivalents will be adequate dreamlife, inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements


       to fund its operations at least through November 30, 2000. There can be no assurance, however, that Dreamlife will have sufficient funds to repay the loan when due. Dreamlife is working with Wit Soundview Group to explore alternatives for additional financing and strategic transactions. In the event that the loan is not refinanced or Dreamlife is unable to secure additional financing or complete a strategic transaction, it may be forced to cease operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PLAN OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and dreamlife, inc. ("Dreamlife") cautions you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999 (filed with the Securities and Exchange Commission on March 30, 2000), including without limitation, (i) our ability to secure additional financing or complete a strategic transaction, (ii) the volatile and competitive nature of the Internet industry, (iii) changes in domestic and foreign economic and market conditions,
(iv) the effect of federal, state and foreign regulation on our business, (v) our ability to attract and maintain relationships with content providers, (vi) intellectual property and other claims, (vii) our ability to successfully implement and execute our e-commerce or advertising sales and sponsorship strategy, and (viii) our ability to maintain our relationships with our customers in addition to the risks described below, as well as those discussed in our other public filings. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

         "Dreamlife," the Dreamlife logo and "Quick Coach" are service marks of dreamlife, inc. Other marks are the property of their respective owners.

OVERVIEW

         We officially launched our web site, WWW.DREAMLIFE.COM, in February 2000. We believe our web site will enable our members to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, education tools and an interface with experts and peer support. Our site is undergoing continuing development and we have not yet fully implemented our marketing plan.

         On October 25, 2000, we secured a $1.5 million line of credit from The Chase Manhattan Bank that expires on November 30, 2000. We anticipate that our cash and cash equivalents will now be adequate to fund our operations at their current level at least through November 30, 2000. There can be no assurance, however, that we will have sufficient funds to repay the loan when due. We are working with Wit Soundview Group to explore alternatives for additional financing and strategic transactions. If we are unable to secure additional financing or complete a strategic transaction, we may be forced to cease operations.

         In light of our current cash position, we have not increased our marketing activities to their formerly projected levels. As a result, during the nine months ended September 30, 2000, we generated an immaterial amount of revenues through the sale of online courses to our users and through the sale of related products, such as books and tapes, through our affiliate program with Amazon.com, Inc. and we have not generated any advertising or sponsorship revenues to date.

         If we successfully secure additional financing or complete a strategic transaction that enables us to continue to execute our current business plan and increase our marketing activities accordingly, then we would expect to generate advertising and sponsorship revenues by the middle of 2001. In any event, we do not expect to generate significant revenues before the second half of 2001. Our ability to continue to develop our web site and related functionalities and significantly increase our marketing and promotional expenditures will directly affect the timing of future revenues. As with any development stage enterprise, unforeseen difficulties may arise.


RESULTS OF OPERATIONS

         No comparison of prior periods is presented for the nine months ended September 30, 2000, as the Company did not conduct operations prior to May 27, 1999, and such comparison would therefore not be meaningful.

REVENUES AND COSTS OF REVENUES

         We began to generate an immaterial amount of revenue during the first nine months of 2000. Revenues for the nine months ended September 30, 2000 and the three months ended September 30, 2000 were $40,000 and $12,000, respectively, and were primarily a result of the sale of online courses to our users. As we launched our web site in February 2000, we did not generate any revenue in 1999. Costs of revenues were $38,000 for the nine months ended September 30, 2000 and $20,000 for the three months ended September 30, 2000, and is comprised of revenue share amounts due to our content providers and service fees due to our digital commerce service provider.

INTEREST INCOME

         We earned interest of approximately $243,000 on our cash balances for the nine months ended September 30, 2000. For the three months ended September 30, 2000, interest income on our cash balances declined to $39,000 from $155,000 for the same period last year. This decrease is primarily a result of the significant decline in our cash balances.

EXPENSES

         Our operating expenses for the nine months ended September 30, 2000 totaled $17.9 million, of which $7.5 million related to non-cash items including $1.8 million of compensation expense for compensatory stock options granted to our employees and directors and $5.7 million related to the write-down and amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 4 to Dreamlife's audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). On September 1, 2000, Dreamlife decided not to make scheduled payments necessary to continue its relationship with The Learning Annex under the parties' License and Marketing Agreement and Option Agreement. As anticipated, The Learning

Annex sent a notice to Dreamlife that it is in breach of the terms of such agreements. On October 12, 2000, Dreamlife officially discontinued its current relationship with The Learning Annex and does not believe that the loss of such relationship will have a material adverse effect on its business, as no revenues have been derived from that relationship. As a result of Dreamlife's decision to discontinue its relationship with the Learning Annex due to the absence of benefits realized to date, the Company wrote-down the remaining value of the intangible assets related to The Learning Annex transaction in the quarter ended September 30, 2000. In addition, the Company also wrote-down the remaining value of the intangible assets related to the Concept Development transaction, as the value to be derived from this relationship was dependent on the Company's continued relationship with The Learning Annex. These write-downs amounted to $4.0 million and are included in write-down and amortization of intangible assets on the statement of operations. The remaining $10.4 million of expenses primarily consisted of expenses relating to internal salaries, continuing development of our web site, advertising and promotional expenses, and expenses related to the acquisition and development of content.

         For the three months ended September 30, 2000, our operating expenses totaled $8.0 million as compared to $3.4 million for same period last year. The increase was primarily driven by the write-down of intangible assets acquired in the Concept Development and The Learning Annex transactions, the addition of promotional and marketing activities and increased staffing levels, partially offset by a decline in expenses for compensatory stock options. For the three months ended September 30, 2000, operating expenses were comprised of $4.7 million related to non-cash items including $0.2 million of compensation expense for compensatory stock options granted to our employees and directors and $4.5 million related to the write-down and amortization of intangible assets as described above. The remaining $3.3 million of expenses represented internal salaries, advertising and promotional expenses, continuing development of our web site, and expenses related to the acquisition and development of content. If we are successful in raising additional financing or completing a strategic transaction that enables us to continue to execute our current business plan and increase our marketing activities accordingly, then we believe that the general and administrative and advertising and marketing expenses will significantly increase as we continue to acquire staff and equipment. In addition, the amortization of intangibles may increase depending on the amount and nature of future content acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

         We had $1.0 million in cash and cash equivalents at September 30, 2000, compared to $10.5 million at December 31, 1999.

         For the nine months ended September 30, 2000, cash used in operating activities was $8.8 million, of which internal salaries and benefits expenses totaled approximately $3.4 million, advertising and promotional expenses totaled $2.5 million, web site development and content development expenses totaled $1.1 million and other operating expenses totaled $1.8 million.

         For the nine months ended September 30, 2000, cash used in investing activities was $515,000 primarily for the acquisition of property and equipment.

         Cash used in financing activities was approximately $76,000 for payments under capital lease obligations.

         We believe that we will continue to incur significant operating losses through at least 2001. On October 25, 2000, we secured a $1.5 million line of credit from The Chase Manhattan Bank that expires on November 30, 2000. We anticipate that our cash and cash equivalents will now be adequate to fund our operations at their current level at least through November 30, 2000. There can be no assurance, however, that we will have sufficient funds to repay the loan when due. To the extent that our costs increase from their current levels and the acquisition or development of content and/or marketing requires significant cash consideration, we anticipate the need to obtain additional financing before November 30, 2000. We cannot assure you that we will be able to secure additional financing or that such financing, if any, will be available on favorable terms.

         In December 1999, we entered into an agreement with Yahoo! Inc. whereby our content will be placed within Yahoo!'s web site for one year. As of September 30, 2000, under the terms of such agreement and a media insertion order, we are obligated to pay Yahoo! an additional $0.5 million through December 2000.

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

         In May 2000, we entered into a Retention and Severance Agreement with Beth Polish, Dreamlife's then President and Chief Operating Officer, whereby, in addition to adjustments in stock option compensation, Dreamlife paid to Ms. Polish a bonus of $50,000 and agreed to pay to Ms. Polish severance in the amount of $300,000 in semi-monthly installments through April 2001.

         In July 2000, we entered into an agreement with America Online, Inc. whereby we will provide content aimed at small business users to AOL and Netscape Netcenter for eighteen (18) months, in addition to receiving promotion across several AOL properties. As of September 30, 2000, we are obligated to pay America Online $0.7 million through December 2001.

         In July 2000, we entered into a compensation arrangement with Peter A. Lund, our new Chief Executive Officer. Under an agreement between Mr. Lund and Dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Directors and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements based on continued employment and is therefore being expensed over the vesting period. Mr. Lund also received stock option grants under our 1999 Stock Option Plan and from a principal shareholder.


SUBSEQUENT EVENTS


         On September 1, 2000, Dreamlife decided not to make scheduled payments necessary to continue its relationship with The Learning Annex under the parties' License and Marketing Agreement and Option Agreement. As anticipated, The Learning Annex sent a notice to Dreamlife that it is in breach of the terms of such agreements. On October 12, 2000, Dreamlife discontinued its current relationship with The Learning Annex and does not believe that the loss of such relationship will have a material adverse effect on its business, as no revenues have been derived from that relationship.

         On October 19, 2000, Dreamlife received a written commitment from CYL Development Holdings, LLC ("CYL"), a 19.1% stockholder of Dreamlife, to provide, or arrange for, a $1.5 million 30-day loan to Dreamlife by October 25, 2000. On October 24, 2000, Dreamlife signed a Grid Time

Promissory Note to the order of The Chase Manhattan Bank for $1.5 million. The interest on the note is at the bank's prime rate and the note is due on November 30, 2000. An affiliate of CYL provides credit support for the line of credit. Dreamlife anticipates that its cash and cash equivalents will be adequate to fund its operations at least through November 30, 2000. There can be no assurance, however, that Dreamlife will have sufficient funds to repay the loan when due. Dreamlife is working with Wit Soundview Group to explore alternatives for additional financing and strategic transactions. In the event that the loan is not refinanced or Dreamlife is unable to secure additional financing or complete a strategic transaction, it may be forced to cease operations.

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

                     3(i).2 Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (2)

                     3(i).3 Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (3)

                     3(i).4 Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (4)

                     3(i).5 Certificate of Amendment to Certificate of Incorporation filed December 13, 1999 (5)

                     3(ii)         Amended and Restated By-Laws (6)

                     10.1 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000.

                     27            Financial Data Schedule

                     99.1          Press Release dated October 20, 2000 (7)

                     99.2          Press Release dated October 26, 2000 (8)

---------------------------------------------------------------
                     (1) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.
                     (2) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.
                     (3) Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.
                     (4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
                     (5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
                     (6) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.
                     (7) Incorporated by reference to the registrant's Form 8-K dated October 20, 2000 and filed with the Securities and Exchange Commission as of October 23, 2000.
                     (8) Incorporated by reference to the registrant's Form 8-K dated October 26, 2000 and filed with the Securities and Exchange Commission as of October 27, 2000.

         (b)      Reports on Form 8-K

                  (1) On October 23, 2000, Dreamlife filed a report on Form 8-K dated October 20, 2000 under Item 5 (Other Events) regarding the receipt of commitment for short-term financing.

                  (2) On October 27, 2000, Dreamlife filed a report on Form 8-K dated October 26, 2000 under Item 5 (Other Events) regarding the receipt of $1.5 million short-term financing.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    dreamlife, inc.



Dated: NOVEMBER  14,  2000          By: /s/ PETER A. LUND
       --------------------             --------------------------------------
                                            Peter A. Lund
                                            Chief Executive Officer


                                    By: /s/ PHILICIA G. LEVINSON
                                        --------------------------------------
                                          Philicia G. Levinson
                                          Senior Vice President,
                                          Chief Financial Officer, Secretary and
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

                     3(i).2 Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (2)

                     3(i).3 Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (3)

                     3(i).4 Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (4)

                     3(i).5 Certificate of Amendment to Certificate of Incorporation filed December 13, 1999 (5)

                     3(ii)          Amended and Restated By-Laws (6)

                     10.1 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000.

                     27             Financial Data Schedule

                     99.1           Press Release dated October 20, 2000 (7)

                     99.2           Press Release dated October 26, 2000 (8)

-----------------------------------------------------
     (1) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.
     (2) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.
     (3) Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.
     (4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
     (5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
     (6) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.
     (7) Incorporated by reference to the registrant's Form 8-K dated October 20, 2000 and filed with the Securities and Exchange Commission as of October 23, 2000.
     (8) Incorporated by reference to the registrant's Form 8-K dated October 26, 2000 and filed with the Securities and Exchange Commission as of October 27, 2000.