Form 10-K
period 2000-12-31
DREAMLIFE INC
filed 2001-04-17
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ...... to ......

                         Commission file number 0-15586
                                                -------



             DREAMLIFE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                  NO. 52-1373960
------------------------------------     ---------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                           425 WEST 15TH ST., FLOOR 3R
  ---------------------------------------------------------------------------
                            NEW YORK, NEW YORK 10011
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on April 12, 2001 as reported on the OTC Bulletin Board, was approximately $6,310,760. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of April 12, 2001, the registrant had outstanding 17,959,955 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      See Exhibit Index.

                                 DREAMLIFE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                 PAGE NO.

Item 1.          Business.............................................     4
Item 2.          Properties...........................................    12
Item 3.          Legal Proceedings....................................    12
Item 4.          Submission of Matters to a Vote of Security Holders..    12

PART II

Item 5           Market for Registrant's Common Equity and Related
                 Stockholder Matters..................................    13
Item 6           Selected Financial Data..............................    14
Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................    15
Item 7A          Quantitative and Qualitative Disclosure about Market
                 Risk.................................................    24
Item 8           Financial Statements.................................    24
Item 9           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..................    24

PART III

Item 10          Directors and Executive Officers of the Registrant...    25
Item 11          Executive Compensation...............................    27
Item 12          Security Ownership of Certain Beneficial Owners and
                 Management...........................................    34
Item 13          Certain Relationships and Related Transactions.......    36

PART IV

Item 14          Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K..........................................    38
                 Signatures...........................................    42

                                     PART I

ITEM 1.  BUSINESS

      Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and dreamlife, inc. ("Dreamlife") cautions you that any forward-looking information provided by or on behalf of Dreamlife is not a guarantee of future performance. Dreamlife's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Dreamlife's control, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Dreamlife's business, (iv) the ability of Dreamlife to attract and maintain relationships with content providers, (v) intellectual property and other claims, (v) Dreamlife's ability to successfully implement and execute its acquisition strategy and (vi) Dreamlife's ability to maintain its relationships with its customers in addition to the risks described below, as well as those discussed in Dreamlife's other public filings. All such forward-looking statements are current only as of the date on which such statements were made. Dreamlife does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      "Dreamlife", the Dreamlife logo and "Quick Coach" are service marks of dreamlife, inc. Other marks are the property of their respective owners.


                                    OVERVIEW

      Dreamlife officially launched its web site, WWW.DREAMLIFE.COM, on February 12, 2000. Dreamlife's objective was to build an interactive network for personal and professional improvement. Dreamlife's web site was designed to enable its members to reach their individual goals in the most important areas of their lives, by facilitating a member's ability to assess, define and pursue his or her dreams through the integration of leading-edge technology, results coaching, empowerment communities, rewarding courses, educational tools and a powerful interface with leading experts and peer support.

      Pursuant to Dreamlife's initial business model, Dreamlife intended to harness the potential of the Internet, to engage its users to create personalized life plans based on their responses to its exclusive "Quick Coach" feature.

      In January 2001, we decided to change our business strategy. The change came in response to Dreamlife's inability to generate significant revenues under its initial business model, as well as the increasingly difficult climate that business to consumer content-oriented sites were facing in the capital markets. Under the new strategy, we intend to focus on utilizing the Dreamlife website to provide education, inspiration and training tools for the sales forces of direct selling companies to be acquired by Dreamlife. In February 2001, we announced that Dreamlife had entered into a non-binding letter of intent to acquire Discovery Toys, Inc., a leading direct seller of educational toys, books, games and software for children. As of the date hereof, this transaction has not been consummated; however, Dreamlife and Discovery Toys, Inc. have continued to negotiate a potential business combination. If the transaction is successfully completed, this will represent the Company's first step in the implementation of its new strategy. There can be, however, no assurance that this transaction will be consummated.



                               INDUSTRY BACKGROUND

INTERNET AND ONLINE COMMERCE

      The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically and providing advertisers and businesses with an attractive means of marketing and selling their products and services. International Data Corporation estimates the number of users accessing the web will increase from approximately 142 million at the end of 1998 to over 500 million by the end of 2003. According to International Data Corporation, the amount of commerce conducted over the web will top $1 trillion by 2003. Forrester Research, a research firm that analyzes the future of technological change and its impact, estimates that the amount spent on online advertising in the United States is expected to increase to approximately $22.2 billion by 2004. However, in the past several months, the near-term potential of the Internet has been questioned by the financial community, resulting in dramatically reduced valuations for the entire industry. Whereas formerly, the markets embraced a philosophy of "growth at any cost", they are now looking for companies to present and achieve a clear plan to reach profitability in the short-term. This has resulted in a significant decline in the supply of equity capital for many of these companies and consequently, a massive shakeout and consolidation of the industry participants.

DIRECT SELLING INDUSTRY

      Direct selling is the sale of goods and services in a face-to-face manner, away from a fixed retail location. The direct selling industry represented $24.5 billion in U.S. retail sales in 1999, according to the Direct Selling Association, a leading industry group. The industry employed approximately 10.3 million salespeople in the U.S. in 1999, over 99% of whom worked as independent contractors. Typically, turnover rates amongst salespeople in the industry are high. As a result, recruiting new sales people and improving retention rates among existing salespeople are some of the primary challenges for direct selling companies.


                                BUSINESS STRATEGY

      Our objective is to acquire direct selling companies and to utilize the educational and motivational resources of the Dreamlife web site to improve the retention rates and effectiveness of the sales forces of the acquired companies, thereby enhancing their profitability.

      We believe our success will be dependent on the following key components of our business plan:

ACQUISITIONS

      Dreamlife will need to identify suitable direct selling companies to acquire. There can be no assurance that Dreamlife will be able to successfully identify potential acquisition or business combination candidates or, if identified, that Dreamlife will be able to consummate a transaction with any acquisition or business combination candidate.

STRONG BRAND RECOGNITION

      We believe that building brand recognition of Dreamlife is critical to attracting potential acquisition and business combination candidates. We plan to initially target strategic marketing initiatives to establish Dreamlife's brand positioning within the direct selling industry.

ACTIVE USER BASE

      Under our new strategy, we intend to shift the focus of our web site to address issues relevant to the members of the sales forces of the direct selling companies we acquire and seek to acquire. We believe that building an active user base will be critical to improving sales force retention rates and sales effectiveness. We plan to encourage active usage by the sales people of the acquired companies through promotions, interactive services, personalization features, community building, and co-marketing relationships with renowned experts.

SPONSORSHIP AND ADVERTISING REVENUES

      In the long-term, we plan to derive a portion of our revenues from the sale of sponsorships and advertisements by providing selected advertisers with a targeted audience that is highly involved with the Dreamlife site. In addition, these advertisers will have the opportunity to combine on- and offline promotions to more effectively reach their target audience. Our sponsorship arrangements will differ from traditional banner advertising in that they will be designed to achieve broad marketing objectives such as brand promotion, awareness, product introductions and online research. Although we believe that this is a significant long-term opportunity, we do not expect to generate short-term revenues from sponsorship or advertising.


                              BUSINESS DESCRIPTION


MEMBERSHIP

      We believe a large and active membership base is critical to our success. Most features on our web site are currently restricted to members. Membership is free and available to Dreamlife visitors who provide us with their name, e-mail address, zip code and age and choose a member name and password to be used throughout member-only areas. We intend to shift the focus of our web site to address issues relevant to the members of the sales force of the direct selling companies we acquire and seek to acquire. To encourage utilization by sales people, we will provide the following benefits:

            o Access to online courses led by renowned experts, such as Anthony Robbins;

            o Free forums on a variety of subjects, where members can ask questions, give advice and share thoughts;

            o Quick Coach - our unique self-assessment function to create a personalized life plan;

            o "My Journal" - a personalized and confidential online record to chart progress and growth.

      We recognize the importance of maintaining confidentiality of user information and have a strict privacy policy in effect to protect such information. Our current privacy policy is set forth on the Dreamlife web site through our Terms of Service, which is directly linked to the new membership registration site page. Our current policy is to never sell to any third party any user's personal identifying information such as his or her name or address, without the user's written consent. In these instances, our partners have agreed to be bound by this policy. We do share aggregated user information with third parties, such as users' zip codes or ages. We also reserve the right to offer users products and services. We may use information revealed by users and information built from user behavior to target advertising, content and e-mail. For example, we may, send e-mail offers to all users from a particular region or target advertisements to all users who frequent a specific area of the site.

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


                                   COMPETITION

      The market for members, visitors and Internet advertising is new and rapidly evolving, and competition for members, visitors, advertisers and capital has been intense and is expected to increase significantly in the future. With no substantial barriers to entry, we expect that competition will continue to intensify.

      We also compete for advertisers and product revenues with traditional forms of personal and professional improvement and learning products and services such as infomercials, offline classes and seminars, books, tapes and videos.

      There has been a proliferation of Internet companies relying on web-based advertising revenues. Further, many companies have reduced their spending on Internet advertising, intensifying the competition we face for advertising revenues. As a result of these unfavorable industry dynamics, the Company decided to change its strategy as described above. We expect that we will also face strong competition in the execution of the Company's new strategy, as many of our current and potential competitors, including other direct selling companies, have:

      o     longer operating histories;

      o     more experience in the direct selling industry;

      o     significantly greater financial, technical and marketing resources;

      o more liquid stock which can be used as a currency to acquire other companies;

      o     greater access to debt or equity capital;

      o     greater name recognition; and

      o     larger existing customer bases.

      Accordingly, there can be no assurance that:

      o     we will be able to identify and negotiate favorable acquisitions;

      o we will be able to effectively compete against other companies for acquisitions; or

      o we will be able to successfully integrate and grow these acquisitions.

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


                                 HUMAN RESOURCES

      As of December 31, 2000, we employed 29 full-time employees. Subsequent to year-end, through a combination of attrition and lay-offs, we reduced our staff to 9 full-time employees as of March 31, 2001. None of our current employees are represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are satisfactory.

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

CHANGE IN STRATEGY

      On January 31, 2001, our Board of Directors approved a change in the Company's business strategy. The change was in response to our inability to generated significant revenues under our current business model, as well as the increasingly difficult climate that business to consumer content-oriented sites are facing in the capital markets. Under the new strategy, Dreamlife intends to identify and acquire direct selling companies. If we are able to acquire one or more direct selling companies, we intend to focus on utilizing our web site to provide education, inspiration and training tools for the sales forces of the direct selling companies.

      In February 2001, Dreamlife entered into a non-binding letter of intent to acquire Discovery Toys, a direct seller of educational toys, books, games and software for children. The final transaction is subject to customary conditions, including the successful completion of due diligence, board approval, the negotiation and execution of a definitive purchase agreement and approval of the stockholders of Discovery Toys. If the acquisition is completed on the terms currently contemplated it would be accounted for as a reverse acquisition.

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

      At December 31, 2000, Dreamlife had outstanding 40,368,351 shares of common stock, of which Robbins and his affiliates owned approximately 57.1%, Development Holdings owned approximately 19.0% and the holders of our common stock immediately prior to the CYL Transaction owned approximately 18.1%.

SHARE CONTRIBUTIONS

      On February 1, 2001, two of the Company's principal shareholders, Anthony
J. Robbins and his affiliates and CYL Development Holdings, LLC, agreed to contribute back shares to the Company. As a result of these contributions, Dreamlife's total number of common shares outstanding have been reduced from 40,368,351 to 17,959,955. Anthony Robbins and his affiliates have contributed 17,031,297 shares to the Company and CYL Development Holdings, LLC has contributed 5,377,099 shares to the Company. After giving effect to the contributions, Mr. Robbins and his affiliates own approximately 33.4% of our outstanding common stock and Development Holdings owns approximately 12.8% of our outstanding common stock.

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

      On November 8, 1999, we sent to our stockholders an Information Statement for the election of the nominees set forth above. On November 18, 1999, the tendered resignations of the Old Board became effective and the nominees assumed their positions as directors resulting in an entirely new Board. On March 8, 2000, Mr. Gregory resigned from the Board. On April 16, 2001, Mr. Rosen resigned from the Board.

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

ITEM 2.  PROPERTIES

      We are headquartered in New York, New York, where we lease approximately 17,000 square feet of space at 425 West 15th Street, Suite 3R. The lease originally expired on August 31, 2004. In January 2001, we entered into a Surrender Agreement with the lessor for our office space providing for termination of our lease no later than July 22, 2001.

ITEM 3.  LEGAL PROCEEDINGS

      We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In June 2000, a majority of the stockholders voted to approve two amendments to dreamlife's 1999 Employee Stock Option Plan. The amendments (i) increased the number of shares reserved for issuance under options granted under the plan to 6,500,000, and (ii) increased to 2,400,000 the maximum number of shares of common stock underlying options that can be granted to employees from their date of hire through the end of the remaining fiscal year.

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


                                            HIGH                  LOW
                                            ----                  ---
                1999
                ----
First Quarter......................          $6.13                 $1.94
Second Quarter.....................         $18.25                 $7.88
Third Quarter......................         $16.88                $11.00
Fourth Quarter.....................         $17.13                $11.00

                2000
                ----

First Quarter......................         $18.13                 $9.88
Second Quarter.....................          $9.88                 $3.50
Third Quarter......................          $4.03                 $3.50
Fourth Quarter.....................          $3.66                 $0.94

                2001
                ----

First Quarter......................          $2.50                 $0.94

      On April 12, 2001, the closing sale price of our common stock on the OTC Bulletin Board was $0.90 per share. There were 99 holders of record as of April 12, 2001. We have no outstanding shares of preferred stock as of April 12, 2001.

      We have not declared or paid any cash dividends on our common stock and intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

      ITEM 6.           SELECTED FINANCIAL DATA

      The selected financial data should be read in conjunction with "Management's Discussion of Financial Condition and Results of Operations" and our financial statements and notes to those statements and other financial information included elsewhere in this Annual Report. The financial statements included herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from development stage activities and has a working capital and stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


               (in thousands, except share and per share amounts)

                                                                        APRIL 21, 1999
                                                       YEAR ENDED       (INCEPTION) TO
                                                       DECEMBER 31,      DECEMBER 31,
                                                           2000              1999
                                                       ------------      -------------

      STATEMENT OF OPERATIONS DATA:
      Revenues ...................................     $         61      $         --
      Cost of revenues ...........................               48                --
                                                       ------------      ------------
                                                                 13                --

      OPERATING EXPENSES:
      Non-cash compensation expense ..............     $      1,891      $      8,572
      Write-down and amortization of intangible
        assets ...................................            5,744             1,386
      Advertising and marketing ..................            3,284                --
      General and administrative .................            9,731             5,119
                                                       ------------      ------------
         Total operating expenses ................           20,650            15,077
                                                       ------------      ------------
      Loss from operations .......................          (20,637)          (15,077)
      Interest income, net .......................              228               373
                                                       ------------      ------------
      Net loss ...................................          (20,409)          (14,704)
      Beneficial conversion attributable to
      preferred stock ............................               --            13,617
                                                       ------------      ------------
      Net loss attributable to common stockholders     $    (20,409)     $    (28,321)
                                                       ============      ============
         Basic and diluted net loss per share ....     $      (0.51)     $      (1.84)
                                                       ============      ============
      Weighted average shares of common
         stock outstanding used in computing
         basis and diluted net loss per share ....       40,368,351        15,380,542
                                                       ============      ============


                                                       AS OF DECEMBER    AS OF DECEMBER
                                                          31, 2000          31, 1999
                                                       --------------    --------------
      BALANCE SHEET DATA:
      Cash and cash equivalents ..................     $        244      $     10,459
      Working capital ............................           (2,918)            9,990
      Total assets ...............................            1,661            18,172
      Long-term liabilities ......................                1                73
      Stockholders'(deficit) equity ..............           (1,567)           16,951

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND OTHER PARTS OF THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. THE FINANCIAL STATEMENTS INCLUDED HEREIN HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 2 TO THE FINANCIAL STATEMENTS, THE COMPANY HAS INCURRED LOSSES FROM DEVELOPMENT STAGE ACTIVITIES AND HAS A WORKING CAPITAL AND STOCKHOLDERS' DEFICIENCY THAT RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS IN REGARD TO THIS MATTER ARE ALSO DESCRIBED IN NOTE 2. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.


OVERVIEW

      We officially launched our website, WWW.DREAMLIFE.COM, in February 2000. The site was designed to enable our members to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, education tools and an interface with experts and peer support. In January 2001, we decided to change our business strategy. The change came in response to Dreamlife's inability to generate significant revenues under its current business model, as well as the increasingly difficult climate that business to consumer content-oriented sites are facing in the capital markets. Under the new strategy, we intend to focus on utilizing the Dreamlife website to provide education, inspiration and training tools for the sales forces of direct selling companies which Dreamlife seeks to acquire.

      In February 2001, we announced that Dreamlife had entered into a non-binding letter of intent to acquire Discovery Toys, Inc., a leading direct seller of educational toys, books, games and software for children. If the transaction is successfully completed, this will represent the Company's first step in the implementation of its new strategy. There can be, however, no assurance that this transaction will be consummated.

      If the transaction is not completed or we are unable to secure additional financing before the end of the second quarter of 2001, we may be forced to cease operations.

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

      In connection with Dreamlife's acquisition of CYL's Internet business focusing on personal and professional improvement, Dreamlife completed the following transactions:

      o On May 27, 1999, Dreamlife acquired the right and license to use (subject to certain limitations) the Robbins name in connection with CYL's Internet business, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities of RRI, the exclusive license to use RRI trademarks, tradenames, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages, and seminars owned by RRI in CYL's Internet business as well as various URLs, an online self-help pilot program and a business plan. See Note 3 to our financial statements.

      o On May 27, 1999, Dreamlife acquired Concept Development, Inc., which was formed in September 1996 to provide online general-interest continuing education courses. See Note
                  4 to our financial statements.

      o On May 27, 1999, Dreamlife entered into a Marketing and License Agreement with The Learning Annex, a leading provider of continuing education courses in five cities in the United States and Canada, for the exclusive online use of its intellectual property and sale of certain of its merchandise over the Internet and for certain co-marketing and co-promotion activities. See Note 4 to our financial statements.

      o On May 27, 1999, Dreamlife obtained an option to acquire The Learning Annex. See Note 4 to our financial statements.

      o On May 27, 1999, Dreamlife completed a private placement resulting in net proceeds to us of approximately $15.1 million. See Note 4 to our financial statements.

PLAN OF OPERATION

      We officially launched our website, WWW.DREAMLIFE.COM, in February 2000. The site was designed to enable our members to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, education tools and an interface with experts and peer support. In January 2001, we decided to change our business strategy. The change came in response to Dreamlife's inability to generate significant revenues under its current business model, as well as the increasingly difficult climate that business to consumer content-oriented sites are facing in the capital markets. Under the new strategy, we intend to focus on utilizing the Dreamlife website to provide education, inspiration and training tools for the sales forces of direct selling companies Dreamlife will seek to acquire.

      In February 2001, Dreamlife entered into a non-binding letter of intent to acquire Discovery Toys, a direct seller of educational toys, books, games and software for children. The final transaction is subject to customary conditions, including the successful completion of due diligence, board approval, the negotiation and execution of a definitive purchase agreement and approval of the stockholders of Discovery Toys. If the acquisition is completed on the terms currently contemplated it would be accounted for as a reverse acquisition. If the transaction is successfully completed, this will represent the Company's first step in the implementation of its new strategy. There can be, however, no assurance that this transaction will be consummated.

      If the transaction is not completed or we are unable to secure additional financing before the end of the second quarter of 2001, we may be forced to cease operations.

      As described above, in May 1999, Dreamlife changed its business to a network to focus on personal and professional improvement from that of USN, which provided access to stereotactic radiosurgery centers using the Gamma Knife technology.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD APRIL 21, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

REVENUES

      We began to generate an immaterial amount of revenue during the year ended December 31, 2000. Revenues for the year 2000 were $61,000 and were primarily a result of the sale of online courses to our users. As we launched our website in February 2000, we did not generate any revenue in 1999. Costs of revenues were $48,000 for the twelve months ended December 31, 2000 and are comprised of revenue share amounts due to our content providers and service fees due to our digital commerce service provider.

INTEREST INCOME

      We earned interest of approximately $243,000 on our cash balances for the year ended December 31, 2000 compared to $373,000 for the period from April 21, 1999 (inception) through December 31, 1999. The decline is a result of a decline in the Company's average cash balances.

EXPENSES

      Operating expenses for the year ended December 31, 2000 totaled $20.7 million, of which $7.6 million related to non-cash items including $1.9 million of compensation expense for compensatory stock options granted to our employees and directors and $5.7 million related to the write-down and amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 4 to Dreamlife's financial statements). The remaining $13.1 million of expenses primarily consisted of expenses relating to advertising and marketing, internal salaries, development of our website, and expenses related to the acquisition and development of content. Operating expenses for the period from inception to December 31, 1999 totaled $15.1 million, of which $10.0 million relates to non-cash items including $8.6 million of compensation expense for compensatory stock options granted to employees, directors and consultants of Dreamlife and $1.4 million relates to the amortization of intangible assets acquired in the Concept Development and The Learning Annex transactions (see Note 4 to Dreamlife's financial statements). The remaining $5.1 million of expenses primarily consist of expenses relating to web site design, legal expenses relating to the CYL transactions and general corporate matters and expenses related to prospective content acquisitions.

      Operating expenses for the year 2000 increased by $5.6 million from $15.1 million for the period from April 21, 1999 (inception) through December 31, 1999. The increase was primarily driven by a full year of results in the year 2000 versus less than nine months of expenses in 1999, the write-down of intangible assets in the Concept Development and The Learning Annex transactions, the addition of promotional and marketing activities and increased staffing levels, partially offset by a decline in expenses for compensatory stock options.

BENEFICIAL CONVERSION ATTRIBUTABLE TO PREFERRED STOCK

      Based on the market price of Dreamlife's common stock on the date of issuance of our Series B Preferred Stock, the Series B Preferred Stock had a beneficial conversion feature of $13.6 million, which was recognized as a non cash charge in loss per share during 1999.


LIQUIDITY AND CAPITAL RESOURCES

      We had $244,000 and $10.5 million in cash and cash equivalents at December 31, 2000 and 1999, respectively.

      For the year ended December 31, 2000, cash used in operating activities was $11.1 million , of which internal salaries and benefits expenses totaled approximately $4.4 million, advertising and promotional expenses totaled $3.0 million, website and content development expenses totaled $1.7 million and other operating expenses totaled $2.0 million.

      For the year ended December 31, 2000, cash used in investing activities was $0.5 million, which was primarily for the acquisition of property and equipment.

      Cash provided by financing activities was approximately $1.4 million, consisting of proceeds of $1.5 million from a line of credit with The Chase Manhattan Bank offset by $0.1 million for payments under capital lease obligations.

      We have received a report from our independent accountants containing an explanatory paragraph stating that we incurred losses from development stage activities and have a working capital and stockholders' deficiency that raise substantial doubt about our ability to continue as a going concern.

      We believe that we will need additional financing to meet cash requirements for our operations, and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

      Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations.

      We believe that we will continue to incur operating losses through at least 2001. In October 2000, the Company obtained a $1.5 million line of credit from The Chase Manhattan Bank. On January 15, 2001, our line of credit with The Chase Manhattan Bank was increased to $2.0 million and the maturity date was extended to April 30, 2001. On March 13, 2001, the line of credit was further increased to $2.25 million. There can be no assurance that we will have sufficient funds to repay the loan when due.

      On April 12, 2001, the Company obtained a $50,000 short-term loan from an affiliate of CYL Development Holdings, LLC, a 12.8% stockholder, which expires on April 30, 2001. We expect that we will require additional financing before the end of the second quarter of 2001. We cannot assure you that we will be able to secure additional financing or that such financing, if any, will be available on favorable terms. If we are unable to obtain additional financing, we may be forced to cease operations.

      In December 1999, we entered into a Content License Agreement with Yahoo! Inc. whereby our content was placed within Yahoo!'s web site for one year. As of December 31, 2000, under the terms of the Content License Agreement and a media insertion order, we remain obligated to pay Yahoo! an additional $229,167, which is included in accrued expenses. The Company is currently in negotiations with Yahoo! for a settlement of this obligation.

      In April 2000, we entered into a one-year engagement letter with Wit SoundView Corporation whereby Wit SoundView Corporation and Wit Capital Corporation will act as our exclusive financial advisors. In connection with this engagement letter we have agreed to pay a monthly retainer fee and to compensate Wit SoundView in connection with specified business and financing transactions involving Dreamlife. We also issued to Wit SoundView a five-year warrant to purchase 400,000 shares of our common stock at $7.00 per share.

      In May 2000, we entered into a Retention and Severance Agreement with Beth Polish, Dreamlife's then President and Chief Operating Officer, whereby, in addition to adjustments in stock option compensation, Dreamlife paid to Ms. Polish a bonus of $50,000 and agreed to pay to Ms. Polish severance in the amount of $300,000 in semi-monthly installments through May 2001.

      In July 2000, we entered into an agreement with America Online, Inc. whereby we will provide content aimed at small business users to AOL and Netscape Netcenter for eighteen (18) months, in addition to receiving promotion across several AOL properties. As of December 31, 2000, we are obligated to pay America Online $0.5 million through December 2001. We are currently in negotiations with America Online for a settlement of this obligation.

      As of May 2000, we entered into a compensation arrangement with Peter A. Lund, our new Chief Executive Officer. Under an agreement between Mr. Lund and Dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Directors and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements based on continued employment and is therefore being expensed over the two-year vesting period. Mr. Lund also received stock option grants under our 1999 Stock Option Plan and from a principal shareholder.


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended in June, 2000 by SFAS No. 138." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt these statements in the first quarter of 2001. The Company believes the adoption of these statements will not have a significant effect on its financial statements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      THE INDEPENDENT ACCOUNTANTS' REPORT ON OUR FINANCIAL STATEMENTS CONTAINS A "GOING CONCERN" QUALIFICATION. We have incurred significant losses from our operations since inception. As a result of our continued losses and working capital and stockholders' deficiencies, our independent auditors have issued their report noting that substantial doubt exists about our ability to continue as a going concern, referring to Note 2 of our financial statements. We cannot assure you that we will ever be able to achieve significant revenues or that our business will ever be profitable.

      WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS. We will require additional financing before the end of the second quarter of 2001. We may not be able to obtain the financing or obtain it on terms acceptable to us. Without additional financing, we may be forced to cease operations. In addition, the success of the Company's new business strategy is dependent on our ability to complete acquisitions. These acquisitions may require additional financing.

      WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING THE NEW STRATEGY. The Company was not successful in generating revenue in its prior business and no assurance can be given that the new strategy will be successful. An investor purchasing our common stock must therefore consider the risks and difficulties frequently encountered by early stage companies. These risks include our ability to:

      o     identify and complete appropriate acquisitions;

      o     successfully integrate completed acquisitions;

      o     manage the costs of pursuing and completing acquisitions;

      o     manage the costs associated with our website;

      o     raise financing to meet the cash needs of the acquired companies;

      o     achieve profitability and revenue growth in the acquired companies;

      o attract, retain and motivate qualified management and other personnel.

      WE LACK REVENUES AND EXPECT SIGNIFICANT CONTINUING LOSSES, WHICH COULD DECREASE THE VALUE OF YOUR SHARES. Through March 31, 2001, we have not generated significant revenues from our Internet business and prior to the completion of acquisitions, we expect to continue to incur significant operating losses. As a result, we are financing our operations through borrowings. There can be no assurance that we will be able to repay our loan when due or to borrow additional money as needed to support our operations.

      WE DEPEND ON ANTHONY ROBBINS, OUR CHAIRMAN. We have an agreement with Mr. Robbins, an internationally recognized leader in peak performance and results coaching, and Robbins Research International, Inc., a company controlled by Mr. Robbins, that provides us with content for use on our web site and allows us to use related intellectual property on our web site.

      The agreement with the Robbins group may be terminated

      o if, after the tenth anniversary of the launch of the web site on which Robbins content is offered, we do not meet financial benchmarks specified in the agreement by such time;

      o if, beginning after the eleventh anniversary of the launch date, Dreamlife does not meet specified promotional criteria on an annual basis;

      o if a material term of specified agreements between Dreamlife and the Robbins group is breached without cure; or

      o if we become insolvent, are liquidated, dissolved, or the subject of specified bankruptcy proceedings.

      The involvement of Anthony Robbins is critical to the success of our acquisition strategy. If our agreement with the Robbins group is terminated, our business will be materially adversely affected.

      WE WILL RELY, IN PART, ON LICENSED THIRD-PARTY CONTENT FOR USE ON OUR WEB SITE. We plan to license self-improvement content for our web site in order to provide a resource to achieve improvements in retention and performance of salespeople of companies we intend to acquire. If we are unable to obtain desirable content from our current licensors or from new licensors, it will affect our ability to acquire high quality direct selling companies.

      OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL. Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly Peter Lund, our Chief Executive Officer, and Anthony Robbins, our Chairman of the Board and provider of content for use on our web site. We do not have any employment contracts with members of our senior management or other key personnel. If one or more members of our management team become unable or unwilling to continue in their present positions, our business could be materially harmed.

      Our existing senior management team does not have experience in the direct selling industry. In order to be successful in implementing our new strategy, we will need to identify acquisition candidates with strong management teams and motivate those managers to remain with the Company following the completion of the acquisition. If we are unable to hire additional qualified management, our growth could be impaired.

      WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS. Dreamlife's success will depend upon our ability to identify and attract high quality acquisition candidates. Many of our competitors have longer operating histories, more extensive industry experience, greater brand recognition and significantly greater financial, marketing and other resources than we have. If we are unable to successfully compete, our business, operating results and financial condition would be materially harmed.

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

      ONE OF OUR STOCKHOLDERS CURRENTLY OWNS MORE THAN 33% OF OUR VOTING SECURITIES AND HAS SPECIAL RIGHTS AFFECTING CORPORATE GOVERNANCE; HIS INTERESTS MAY CONFLICT WITH YOURS. Anthony Robbins, our Chairman of the Board, owns more than 33% of Dreamlife's voting securities, personally and through Robbins Research International. Mr. Robbins and Robbins Research International have agreed in a stockholders' agreement with a stockholder that controls over 12.5% of the voting stock of Dreamlife, to vote their shares (i) for the recommendation of the Board on matters submitted to a vote of the stockholders and (ii) for the election of specified nominees to the Board.

      Mr. Robbins has designated three of the six current members of the Board out of the contemplated eight members of the Board pursuant to the stockholders' agreement and Dreamlife's bylaws. He has also agreed with Dreamlife and the over 12.5% stockholder on the election of an additional three members. With respect to directors elected in the future, while Mr. Robbins or any of his affiliates hold at least 10% of the outstanding shares of common stock or common stock equivalents of Dreamlife, the stockholders' agreement and Dreamlife's bylaws provide that the Board shall consist of the following persons:

      (i)   three persons to be designated by Robbins or his affiliates;

      (ii) four persons nominated by a nominating committee consisting of the directors of Dreamlife (other than the three direct Robbins designees and the Chief Executive Officer of Dreamlife) and their respective successors; and

      (iii) the Chief Executive Officer of Dreamlife.

      In addition, Robbins has the right to approve the Board's selection of a Chief Executive Officer of Dreamlife during the term of the Content Provider Agreement and License effective as of April 23, 1999 among Dreamlife, the over 12.5% stockholder, Robbins and Robbins Research International.

      Mr. Robbins' interests may be different than yours.

      WE HAVE ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR BUSINESS AT A PREMIUM PRICE. Some of the provisions of our certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of our company at a premium price or at all. For example, these provisions:

      o provide, so long as Anthony Robbins or any of his affiliates hold at least 10% of the outstanding shares of common stock or common stock equivalents of Dreamlife, that the Board shall consist of (i) three persons to be designated by Robbins or his affiliates; (ii) four persons nominated by a nominating committee consisting of the directors of Dreamlife (other than the three direct Robbins designees and the Chief Executive Officer of Dreamlife) and their respective successors; and (iii) the Chief Executive Officer of Dreamlife;

      o provide that at least two-thirds of the Board approve a merger or consolidation with another entity or a sale of all or substantially all of our assets, or acquisition by us of all or substantially all of the stock or assets of another entity;

      o     authorize the issuance of preferred stock in one or more series; and

      o     limit the persons who may call special meetings of stockholders.

      YOU MAY EXPERIENCE DILUTION OF YOUR SHARES. Initially, the Company plans to complete acquisitions using primarily equity as an acquisition currency. If the Company is successful in completing acquisitions in this manner, it will require the issuance of additional shares, which will result in substantial dilution of your holdings in Dreamlife.

      OUR STOCK PRICE MAY FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES AT ATTRACTIVE PRICES. The market price of our common stock may be highly volatile. The market prices of securities of other technology-based companies, particularly Internet-related companies, currently are highly volatile. Factors that could cause volatility in our stock price include:

      o     fluctuations in our quarterly operating results;

      o deviations in our results of operations from the estimates of securities analysts;

      o changes in the market valuations of other Internet companies and stock market price and volume fluctuations generally;

      o economic conditions specific to online commerce and the personal improvement industry;

      o announcements by us or our competitors relating to new services or technologies, significant acquisitions, strategic relationships, joint ventures or capital commitments;

      o     regulatory developments; and

      o     additions or departures of our key personnel.

      SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD IMPAIR OUR STOCK PRICE. As of April 12, 2001, there were 17,959,955 shares of our common stock outstanding, of which 11,544,555 were restricted securities as that term is defined by Rule 144 under the Securities Act of 1933, 1,843,270 of which are registered in an effective registration statement. Such shares will be eligible for public sale only if registered under the Securities Act or sold in accordance with Rule 144. The market price of our common stock could drop due to the sale of a large number of shares of our common stock, such as the shares sold under the prospectus or under Rule 144, or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT


DIRECTOR AND EXECUTIVE OFFICERS

      The following table sets forth the director and executive officers of Dreamlife, their ages and the positions held by them with Dreamlife on March 31, 2001.


NAME                         AGE    POSITION
----                         ---    --------
Peter A. Lund(a)...........  60     Chief Executive Officer and Director
Philicia G. Levinson.......  36     Senior Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
H. Peter Guber(b)..........  59     Director
Charles D. Peebler, Jr.(c).  64     Director
Anthony J. Robbins(b)......  41     Director
Bruce L. Stein(b)..........  46     Director

----------
(a)   Nominated by the Old Board
(b)   Nominated as a Robbins Director
(c)   Nominated by the CYL Transaction Group

      PETER A. LUND has served as our Chief Executive Officer since May 2000 and has served as one of our directors since November 1999. Mr. Lund served as President and Chief Executive Officer, CBS Inc. and President and Chief Executive Officer, CBS Television and Cable from October 1995 to June 1997. Prior to that, he had been President, CBS Broadcast Group. Mr. Lund first joined CBS in 1977, as Vice President of the CBS Owned AM Radio Stations. During the next 18 years, he held a variety of management positions at CBS. From 1987 to 1990, he was President, Multimedia Entertainment Company, which produced and distributed television programming for syndication. Mr. Lund is currently a member of the Board of Directors of Hughes Electronics Corp., Razorfish, Inc. and Crown Media Holdings, Inc., all publicly held companies. He is also a member of the Board of Trustees at his alma mater, the University of St. Thomas and in May 1999, was awarded an honorary Doctor of Laws degree.

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

      CHARLES D. PEEBLER, JR. has served as one of our directors since November 1999. Mr. Peebler recently retired as Chairman Emeritus of True North Communications Inc., the world's ninth largest advertising agency holding company. Previously he served as President of True North Communications Inc. and Chairman and Chief Executive Officer of True North Diversified Companies, a marketing services wholly-owned subsidiary of True North Communications Inc. He also served as President and Chief Executive Officer of Bozell, Jacobs, Kenyon & Eckhardt, Inc. from January 1986 to December 1997, when it was acquired by True North Communications Inc. Mr. Peebler is currently a director of Valmont Industries, Inc., the leading manufacturer of mechanized irrigation equipment for agriculture.

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

      BRUCE L. STEIN has served as one of our directors since November 1999. During 2000 and 2001, Mr. Stein has served as an advisor to Warner Brothers, United Internet Technologies and Mandalay Entertainment. Since September 1999, he has served as Chief Executive Officer and Chairman of Radical Communication Inc. Mr. Stein served as Worldwide President and a director of Mattel Inc. from August 1996 to March 1999, and Chief Operating Officer of Mattel Inc. from September 1997 to March 1999. Mr. Stein also served as President and Chief Executive Officer of SONY Interactive Entertainment from July 1995 to August 1996. Previously, he served as President of the Kenner Products division of Hasbro, Inc. from January 1987 to July 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all section 16(a) forms they file.

      Based upon a review of filed forms received by the Company and representations by persons that would be required to file such forms, the Company believes that all required filings by current executive officers and directors during the calendar year 2000 have been timely filed, except that Peter A. Lund, the Company's Chief Executive Officer, reported one transaction late on a Form 4 filed on August 19, 2000 and Philicia Levinson, the Company's Chief Financial Officer, reported one transaction late on a Form 5 filed on April 16, 2001.

ITEM 11. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

      In connection with the Spin-off, USN assumed the obligations under the employment agreement between Mr. Gold and Dreamlife.

      In May 1999, Dreamlife entered into a three-year employment agreement with William Zanker pursuant to which Mr. Zanker will be responsible for such executive responsibilities as shall be assigned to him by Dreamlife's Chief Operating Officer. Pursuant to the agreement, Mr. Zanker is entitled to receive an annual base salary of $200,000, subject to increase at the discretion of the Board. If Mr. Zanker's employment is terminated without cause, he is entitled to severance compensation in an amount equal to the employee's base salary for the remainder of the employment term. The agreement also contains confidentiality and non-competition provisions prohibiting the employee from competing against Dreamlife and disclosing trade secrets and other proprietary information.

      In May 2000, Dreamlife entered into a Retention and Severance Agreement with Beth Polish, Dreamlife's then President and Chief Operating Officer (the "Polish Severance Agreement"), pursuant to which Ms. Polish (a) agreed to continue in her positions as President and Chief Operating Officer until May 31, 2000; (b) was deemed to have earned her bonus of $50,000, payable on or before May 26, 2000; (c) benefited from the accelerated vesting of options to purchase 225,000 shares of Common Stock at $9.00 per share (such options and options to purchase an additional 225,000 shares were part of a grant of options to Ms. Polish to purchase 1,000,000 shares, of which options to purchase 550,000 will not vest due to Ms. Polish's resignation); and (d) received a severance payment of $300,000 to be paid in semi-monthly installments over 12 months. The Polish Severance Agreement also provides for mutual releases and restrictions on Ms. Polish's ability to solicit Dreamlife employees, customers and suppliers as well as restrictions on Ms. Polish's ability to use certain confidential information gained during her employment with Dreamlife.

      In July 2000, Dreamlife entered into an offer letter with Peter A. Lund, Dreamlife's Chief Executive Officer, that provides for annual base salary to Mr. Lund of $300,000, subject to change at the discretion of the Board. The agreement also provides for a discretionary bonus that may be granted as determined by the Board and a deferred bonus of up to $3,000,000, subject to vesting requirements, payable in a lump sum on May 22, 2003, the third anniversary of the start of Mr. Lund's service as Chief Executive Officer. The deferred bonus vests with respect to 33 1/3% of the full bonus amount on May 22, 2001, the first anniversary of the start of Mr. Lund's service, and an additional 5.55% of the full bonus amount at the end of each following month until fully vested. The vesting of the deferred bonus accelerates (a) with respect to up to 25% of the full bonus amount if a change in control occurs with respect to Dreamlife and (b) with respect to the remaining unvested portion if Mr. Lund is terminated other than for cause prior to May 22, 2002. The agreement also contains confidentiality and non-competition provisions prohibiting Mr. Lund from competing against Dreamlife and disclosing trade secrets and other proprietary information. In July 2000, Dreamlife also granted to Mr. Lund a ten-year non-statutory stock option under Dreamlife's 1999 Employee Stock Option Plan to purchase up to 2,400,000 shares of Common Stock at $5.20 per share. Such option will vest, based on continued service to Dreamlife, as to 800,000 shares on May 22, 2001, and as to an additional 132,000 shares at the end of each following month until such option is fully vested in June 2002.

      As an inducement to Mr. Lund, CYL Development Holdings, LLC, a 12.8% shareholder of Dreamlife, has granted to Mr. Lund an option to purchase up to 100,000 shares of Dreamlife Common Stock held by CYL Development Holdings, LLC. Such option is exercisable for a period of five years commencing on May 21, 2000 at an exercise price of $4.75 per share. Dreamlife has granted to Mr. Lund piggyback registration rights with respect to the resale of the shares underlying such options.

BOARD COMMITTEES

      The compensation committee of the Board reviews and recommends to the Board the compensation and benefits of all executive officers of Dreamlife, administers Dreamlife's stock option plans and establishes and reviews general policies relating to compensation and benefits of employees of Dreamlife. The compensation committee currently consists of Peter Lund.

      The executive committee of the Board consists of Anthony J.
Robbins, Charles D. Peebler, Jr. and Bruce L. Stein.
Mr. Robbins is the Chairman of the Executive Committee.

DIRECTOR COMPENSATION

      All directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board meetings. Dreamlife pays each non-employee director a $2,000 fee for each Board meeting attended.

      CYL Development Holdings, LLC, a 12.8% shareholder of Dreamlife granted options to two Board members, Charles D. Peebler, Jr. and Fredric D. Rosen, to purchase 100,000 shares of Dreamlife Common Stock held by CYL Development Holdings, LLC. Such options are exercisable for a period of five years commencing on May 11, 2000 at an exercise price of $4.75 per share.

EXECUTIVE COMPENSATION

      The following table sets forth the total compensation paid or accrued for the years specified below for Dreamlife's Chief Executive Officer and its most highly compensated executive officer, other than its Chief Executive Officer, whose salary and bonus for such fiscal year were in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION                              ANNUAL SALARY      ALL OTHER COMPENSATION
---------------------------                             -----------------  ------------------------
Peter A. Lund (1)
    Chief Executive Officer
    2000 ..........................................          $184,231

Beth Polish (2)
    President and Chief Operating Officer
    2000 ..........................................          $104,167          $225,000(3)
    1999 ..........................................          $145,601

Philicia G. Levinson (4)
    Senior Vice President, Chief Financial Officer,
    Secretary and Treasurer
    2000 ..........................................          $175,000          $ 25,000
    1999 ..........................................          $ 69,271

----------
(1)   Mr. Lund became our Chief Executive Officer in May 2000.
(2)   Ms. Polish served as our President and Chief Operating Officer until
      May 2000.
(3)   Pursuant to Polish Severance Agreement as described above.
(4)   Ms. Levinson joined us in August 1999.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth grants of stock options to our former President and Chief Operating Officer, our most highly compensated executive officer for the year ended December 31, 2000 and our current Chief Executive Officer. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                      INDIVIDUAL GRANTS
                                   ------------------------------------------------------
                                                  PERCENT OF
                                                    TOTAL                                       POTENTIAL REALIZABLE
                                                    OPTIONS                                   VALUE AT ASSUMED ANNUAL
                                     NUMBER OF     GRANTED TO                                   RATES OF STOCK PRICE
                                    SECURITIES     EMPLOYEES      EXERCISE                        APPRECIATION FOR
                                    UNDERLYING     IN FISCAL      PRICE PER                         OPTION TERM
                                      OPTIONS        YEAR          SHARE      EXPIRATION            -----------
NAME                                GRANTED (#)     (%)(1)         ($/SH)       DATE            5%($)         10%($)
----                                -----------   -----------     ---------   ----------     -----------    -----------
Peter A. Lund ............           2,400,000         65.1%      $   5.20    07/10/2010     $1,202,715     $9,307,437
                                       100,000(2)       2.7%      $   4.75    05/21/2005     $  131,234     $  289,992

Beth Polish ..............                  --           --             --            --             --             --

Philicia G. Levinson(3)...             116,292          3.2%      $   3.53     8/03/2010     $  258,168     $  654,248

---------
(1) Based on options to purchase an aggregate of 3,587,650 shares of common stock granted by Dreamlife under and outside our 1999 Employee Stock Option Plan, our 1999 Consultants Stock Option Plan and our 1999 Outside Directors Stock Option Plan in the year ended December 31, 2000 to employees, consultants and directors of Dreamlife and options to purchase 100,000 shares granted to Peter Lund by CYL Development Holdings, LLC, a 12.8% stockholder of Dreamlife (see Note 2 below).

(2) Mr. Lund received options from CYL Development Holdings, LLC, a 12.8% stockholder of Dreamlife, to purchase 100,000 shares of Dreamlife Common Stock held by CYL Development Holdings, LLC. Such option is exercisable for a period of five years commencing on May 21, 2000.

(3) Board approved options granted to Ms. Levinson consist of 116,292 options at an exercise price of $3.53 per share, 29,073 of which are currently vested, 29,073 of which vest on August 9, 2001 and 2,422 vest each month thereafter for twenty-four consecutive months.

                          FISCAL YEAR END OPTION VALUES

      The following table provides certain summary information concerning stock options held as of December 31, 2000 by our Chief Executive Officer, our former President and Chief Operating Officer and our most highly compensated executive officer. No options were exercised during fiscal 2000 by any of the officers, other than set forth below. The value of unexercised in-the-money options at fiscal year-end is based on $0.94 per share, the fair market value of the common stock at December 31, 2000, less the exercise price per share.


                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                         NUMBER OF SECURITIES EXERCISED      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                                    OPTIONS                AT FISCAL YEAR-END
                        ----------------------------------                             ---------------------------
NAME                    SHARES ACQUIRED   VALUE REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                    ---------------   --------------   -----------  -------------  -----------  -------------
                        ON EXERCISE (#)         ($)
                        ---------------         ---

Peter A. Lund................     ---               ---       135,000        2,420,000        ---             ---
Beth Polish..................     ---               ---       750,000              ---        ---             ---
Philicia G. Levinson.........     ---               ---       141,573          424,719        ---             ---

------------------


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

      The 1997 Plan authorizes the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to purchase up to 750,000 shares of common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of Dreamlife) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISO's granted to a 10% stockholder). As of December 31, 2000, options to purchase an aggregate of 325,000 shares had been granted under the 1997 Plan and 425,000 shares were available for future grant.

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

1999 EMPLOYEE STOCK OPTION PLAN

      Officers and other full time employees of Dreamlife and any of its subsidiaries are eligible to participate in the 1999 Employee Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 6,500,000 shares of common stock are reserved for issuance under the 1999 Employee Stock Option Plan. As of December 31, 2000, options to purchase an aggregate of 3,914,964 shares had been granted, net of forfeitures, under the 1999 Employee Stock Option Plan and 2,585,036 shares were available for future grant.

      The 1999 Employee Stock Option Plan permits grants of ISOs and NSOs. An employee who owns more than ten percent (10%) of the total combined voting power of all classes of outstanding stock of Dreamlife or its subsidiaries will not be eligible for the grant of an ISO, unless the requirements set forth in Section 422(c)(5) of the Internal Revenue Code (the "Code") are satisfied. The exercise price per share of an option is established by the administrator of the 1999 Employee Stock Option Plan in its discretion, but, in the case of an ISO, may not be less than the fair market value (or not less than 110% of the fair market value under the requirements of Section 422(c)(5) of the
Code) of a share of common stock as of the date of grant. NSOs granted under the 1999 Employee Stock Option Plan may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding. No individual is permitted to receive options to purchase common stock during any fiscal year covering in excess of 500,000 shares of common stock; provided, however, a newly hired individual may receive options to purchase up to 2,400,000 shares of common stock during the portion of the fiscal year remaining after his or her date of hire.

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

1999 OUTSIDE DIRECTORS STOCK OPTION PLAN

      Non-Employee directors of Dreamlife and any of its subsidiaries are eligible for option grants under the 1999 Outside Directors Stock Option Plan, which is administered by the Board. An aggregate of 385,000 shares of common stock are reserved for issuance under the 1999 Outside Directors Stock Option Plan. As of December 31, 2000, options to purchase an aggregate of 290,000 shares had been granted, net of forfeitures, under the 1999 Outside Directors Stock Option Plan and 95,000 shares were available for future grant.

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

1999 CONSULTANTS STOCK OPTION PLAN

      Consultants and other bona fide service providers to Dreamlife and any subsidiaries are eligible for option grants under the 1999 Consultants Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 327,500 shares of common stock are reserved for issuance under the 1999 Consultants Stock Option Plan. As of December 31, 2000, options to purchase an aggregate of 327,500 shares had been granted under the 1999 Consultants Stock Option Plan and no shares were available for future grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 12, 2001, certain information concerning beneficial ownership of Dreamlife's voting securities by (i) each person known to Dreamlife to beneficially own 5% or more of Dreamlife's outstanding voting securities, (ii) all executive officers and directors of Dreamlife naming them, and (iii) all executive officers and directors of Dreamlife as a group, without naming them.


                                     NUMBER OF
                                     SHARES OF       PERCENT OF
                                    COMMON STOCK    COMMON STOCK
NAME AND ADDRESS OF                 BENEFICIALLY    BENEFICIALLY
BENEFICIAL OWNER(1)                   OWNED(2)        OWNED(3)
-------------------                 ------------    ------------
Anthony J. Robbins
Chairman of the Board
9191 Towne Center Drive
Suite 600
San Diego, CA 92122...........     6,000,000(4)          33.4%

CYL Development Holdings, LLC
330 South Street
P.O. Box 1975
Morristown, NJ 07962-1975.....     2,300,000(5)          12.8%

Stanley S. Shuman
711 Fifth Avenue
New York, NY 10022............     2,788,000(6)          15.4%

Allen & Company Incorporated
711 Fifth Avenue
New York, NY 10022............     1,927,000(7)          10.7%

Peter A. Lund
Chief Executive Officer and
Director......................       945,000(8)           5.0%

Fredric D. Rosen
Director......................       430,000(9)           2.3%

Philicia G. Levinson
Senior Vice President, Chief
Financial Officer, Secretary
and Treasurer.................       141,573(10)            *

H. Peter Guber
Director......................        45,000(11)            *

Charles D. Peebler, Jr.
Director......................       145,000(12)            *

Bruce L. Stein
Director......................        45,000(11)            *

All Directors and Executive
Officers as a group (seven
persons).....................      7,751,573(4)(8)(9)    39.3%
                                     (10)(11)(12)

----------
      * less than 1%

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

(3) Based on a total of 17,959,955 shares of common stock. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(4) Based in part on a Schedule 13D filed by Robbins and RRI. The shares of common stock reported hereby were issued upon the conversion of shares of Dreamlife's Series A Preferred Stock held by Robbins and RRI and received by them in the CYL Transaction. Of the number of shares of common stock reported in the table, RRI is the direct holder of 1,799,999 shares. In his capacity as Chairman and sole equity owner of RRI, Robbins shares voting and dispositive power with respect to the securities beneficially owned by RRI and may be deemed to be the beneficial owner of such securities. Robbins, RRI and Development Holdings have agreed with each other and with Dreamlife pursuant to the Stockholders' Agreement that until the earlier of March 31, 2014 and the termination of the Content Provider Agreement, each will vote their respective shares of capital stock of Dreamlife in the manner recommended by the Board and in favor of the election, removal and replacement of directors as described in this report.

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

(6) Includes (i) 1,807,000 shares of common stock held by Allen & Company Incorporated ("Allen & Company"), (ii) 120,000 shares of common stock issuable upon exercise of warrants held by Allen & Company and (iii) 20,000 shares of common stock issuable upon exercise of warrants beneficially owned by Mr. Shuman. Mr. Shuman, who is a Managing Director of Allen & Company, disclaims beneficial ownership of the shares and warrants referred to in clauses (i) and (ii) above, except to the extent of his pecuniary interest therein. Allen & Company disclaims beneficial ownership of the warrants referred to in clause (iii) above.

(7) Includes 120,000 shares of common stock issuable upon exercise of warrants beneficially owned by Allen & Company. Does not include 80,000 shares of common stock issuable upon exercise of warrants owned of record by Allen & Company in which certain officers and directors of Allen & Company possess a beneficial interest to which Allen & Company disclaims beneficial ownership.

(8) Represents 945,000 shares of common stock issuable upon the exercise of presenty exercisable options held by Mr. Lund.

(9) Represents 430,000 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Rosen. Mr. Rosen resigned as a director on April 16, 2001.

(10) Represents 141,573 shares of common stock issuable upon the exercise of presently exercisable options held by Ms. Levinson.

(11) Represents 45,000 shares of common stock issuable upon the exercise of presently exercisable options held by such individual.

(12) Represents 145,000 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Peebler.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 2000, Dreamlife entered into a Retention and Severance Agreement with Beth Polish, Dreamlife's then President and Chief Operating Officer (the "Polish Severance Agreement"), pursuant to which Ms. Polish (a) agreed to continue in her positions as President and Chief Operating Officer until May 31, 2000; (b) was deemed to have earned her bonus of $50,000, payable on or before May 26, 2000; (c) benefited from the accelerated vesting of options to purchase 225,000 shares of Common Stock at $9.00 per share (such options and options to purchase an additional 225,000 shares were part of a grant of options to Ms. Polish to purchase 1,000,000 shares, of which options to purchase 550,000 will not vest due to Ms. Polish's resignation); and (d) received a severance payment of $300,000 to be paid in semi-monthly installments over 12 months. The Polish Severance Agreement also provides for mutual releases and restrictions on Ms. Polish's ability to solicit Dreamlife employees, customers and suppliers as well as restrictions on Ms. Polish's ability to use certain confidential information gained during her employment with Dreamlife.

      In July 2000, Dreamlife entered into an offer letter with Peter A. Lund, Dreamlife's Chief Executive Officer, that provides for annual base salary to Mr. Lund of $300,000, subject to change at the discretion of the Board. The agreement also provides for a discretionary bonus that may be granted as determined by the Board and a deferred bonus of up to $3,000,000, subject to vesting requirements, payable in a lump sum on May 22, 2003, the third anniversary of the start of Mr. Lund's service as Chief Executive Officer. The deferred bonus vests with respect to 33 1/3% of the full bonus amount on May 22, 2001, the first anniversary of the start of Mr. Lund's service, and an additional 5.55% of the full bonus amount at the end of each following month until fully vested. The vesting of the deferred bonus accelerates (a) with respect to up to 25% of the full bonus amount if a change in control occurs with respect to Dreamlife and (b) with respect to the remaining unvested portion if Mr. Lund is terminated other than for cause prior to May 22, 2002. The agreement also contains confidentiality and non-competition provisions prohibiting Mr. Lund from competing against Dreamlife and disclosing trade secrets and other proprietary information. In July 2000, Dreamlife also granted to Mr. Lund a ten-year non-statutory stock option under Dreamlife's 1999 Employee Stock Option Plan to purchase up to 2,400,000 shares of Common Stock at $5.20 per share. Such option will vest, based on continued service to Dreamlife, as to 800,000 shares on May 22, 2001, and as to an additional 133,333 shares at the end of each following month until such option is fully vested in June 2002.

      As an inducement to Mr. Lund, CYL Development Holdings, LLC, a 12.8% shareholder of Dreamlife, granted to Mr. Lund an option to purchase up to 100,000 shares of Dreamlife Common Stock held by CYL Development Holdings, LLC. Such option is exercisable for a period of five years commencing on May 21, 2000 at an exercise price of $4.75 per share. Dreamlife has granted to Mr. Lund piggyback registration rights with respect to the resale of the shares underlying such options.

      Fredric D. Rosen, a former director, consulted for us from June 1999 until July 2000. Mr. Rosen was paid a monthly consulting fee of $14,000 and was reimbursed for out of pocket expenses incurred in connection with consulting services rendered on our behalf. Mr. Rosen was paid a total of $98,000 during the fiscal year 2000 pursuant to this consulting relationship. CYL Development Holdings, LLC also granted Mr. Rosen options to purchase 100,000 shares of Dreamlife Common Stock held by CYL Development Holdings, LLC. Mr. Rosen resigned as a director on April 16, 2001. See Item 10 Directors and Executive Officers of the Registrant-Director Compensation.

     Under the terms of a Grid Time Promissory Note signed on October 24, 2000 to the order of The Chase Manhattan Bank, the Company obtained a line of credit for $1,500,000. On January 15, 2001, the principal amount of the note was increased to $2.0 million and the maturity date was extended to April 30, 2001. On March 13, 2001, the principal amount of the note was further increased to $2.25 million. An affiliate of CYL Development Holdings, LLC, a 12.8% stockholder of Dreamlife, provides credit support for the line of credit.

     Under the terms of a Grid Time Promissory Note signed on April 12, 2001, the Company obtained a loan from Van Beuren Management, Inc., an affiliate of CYL Development Holdings, LLC, a 12.8% stockholder of Dreamlife, for $50,000 which expires on April 30, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit
            Number            Description and Method of Filing
            ---------         ----------------------------------------

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

              10.14     1999 Employee Stock Option Plan (6)

              10.15     1999 Outside Directors Stock Option Plan (6)

              10.16     1999 Consultants Stock Option Plan (6)

              10.17 Content License Agreement dated December 6, 1999 between Yahoo! Inc. and the registrant, as amended (7) (12)

              10.18 Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and dreamlife, inc. (13)

              10.19 Offer Letter by and between Peter A. Lund and dreamlife, inc. dated July 24, 2000. (14)

              10.20 Letter agreement regarding registration rights by and between Peter A. Lund and dreamlife, inc. dated July 24, 2000. (15)

              10.21 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000. (16)

              10.22 Interactive Services Agreement by and between America Online, Inc. and dreamlife, inc. dated July 17, 2000.
                        (12) (17)

              10.23 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000. (18)

              10.24 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001. (18)

              10.25 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001. (18)

              10.26 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and dreamlife, inc. dated January 23, 2001.
                        (18)

              10.27 Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001. (18)

              16 Letter, dated December 13, 1999, of Richard A. Eisner & Company, LLP (19)

              23.1      Consent of KPMG LLP (18)


----------
(1) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.

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

(7)   Incorporate by reference to the registrant's 1999 Annual Report on Form
      10-K.

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

(11) Incorporated by reference to Exhibit 10(k) to the registrant's 1997 Annual Report on Form 10-K.

(12) Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(13) Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated May 23, 2000 and filed with the Securities and Exchange Commission on May 26, 2000.

(14) Incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K dated July 24, 2000 and filed with the Securities and Exchange Commission on July 25, 2000.

(15) Incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K dated July 24, 2000 and filed with the Securities and Exchange Commission on July 25, 2000.

(16) Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(17) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18)  Filed herewith

(19) Incorporated by reference to Exhibit 16 to the registrant's Form 8-K/A dated December 3, 1999 and filed with the Securities Exchange Commission on December 15, 1999.

----------

         (b)  Reports on Form 8-K

         On October 23, 2000 Dreamlife filed a report on Form 8-K dated October 20, 2000 under Item 5 (Other Events) and Item 7 (Financial Statements, PRO FORMA Information and Exhibits) to report the receipt of a commitment for short-term financing.

         On October 27, 2000 Dreamlife filed a report on Form 8-K dated October 26, 2000 under Item 5 (Other Events) and Item 7 (Financial Statements, PRO FORMA Information and Exhibits) to report the receipt of $1.5 million short-term financing.

         On November 29, 2000 Dreamlife filed a report on Form 8-K dated November 28, 2000 under Item 5 (Other Events) and Item 7 (Financial Statements, PRO FORMA Information and Exhibits) to report the extension of the $1.5 million short-term financing previously received.

         On January 17, 2001 Dreamlife filed a report on Form 8-K dated January 15, 2001 under Item 5 (Other Events) and Item 7 (Financial Statements, PRO FORMA Information and Exhibits) to report the increase of the $1.5 million short-term financing previously received to $2.0 million and the extension of the maturity date to April 30, 2001.

         On February 2, 2001 Dreamlife filed a report on Form 8-K dated February 1, 2001 under Item 5 (Other Events) and Item 7 (Financial Statements, PRO FORMA Information and Exhibits) to report the proposed transaction among dreamlife, inc., Discovery Toys, Inc. and certain other parties.

         On March 14, 2001, Dreamlife filed a report on Form 8-K dated March 14, 2001 under Item 5 (Other Events) and Item 7 (Financial Statements, PRO FORMA Information and Exhibits) to report the increase of the $2.0 million short-term financing previously received to $2.25 million.

         (c)  Exhibits

              Exhibits required by Section 601 of Regulation S-K (see (a) above).

         (d)  Financial Statement Schedules

              None

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 9th day of April, 2001.

                                          DREAMLIFE, INC.

                                          By:   /s/ Peter A. Lund
                                             -----------------------------
                                          Peter A. Lund
                                          Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


          SIGNATURE                  TITLE OF CAPACITIES                DATE
          ---------                  -------------------                ----

/s/ Peter A. Lund                 Chief Executive Officer       April 9, 2001
----------------------------      and Director
Peter A. Lund

/s/ Philicia G. Levinson          Senior Vice President,        April 9, 2001
----------------------------        Chief Financial
Philicia G. Levinson                Officer, Secretary &
                                    Treasurer

/s/ Anthony J. Robbins                    Director              April 16, 2001
----------------------------
Anthony J. Robbins

/s/ H. Peter Guber                        Director              April 10, 2001
----------------------------
H. Peter Guber

/s/ Charles D. Peebler, Jr.               Director              April 11, 2001
----------------------------
Charles D. Peebler, Jr.

/s/ Bruce L. Stein                        Director              April 11, 2001
----------------------------
Bruce L. Stein

                          INDEX TO FINANCIAL STATEMENTS

                                 DREAMLIFE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS

                                                                            PAGE

      Independent auditors' report......................................   F-2

      Financial Statements:

            Balance sheets as of December 31, 2000 and 1999.............   F-3

            Statements of operations for the year ended December 31, 2000 and for the period from April 21, 1999
                  (date of inception) to December 31, 1999..............   F-4

            Statement of stockholders' equity
                  for the period from April 21, 1999
                  (date of inception) to December 31, 2000 .............   F-5

            Statements of cash flows for the year ended December 31, 2000 and for the period from April 21, 1999
                  (date of inception) to December 31, 1999..............   F-6

      Notes to financial statements.....................................   F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
dreamlife, inc.


We have audited the accompanying balance sheets of dreamlife, inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 2000 and the period from April 21, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of dreamlife, inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from April 21, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses from development stage activities and has a working capital and stockholders' deficiency at December 31, 2000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          KPMG LLP


New York, New York
March 30, 2001

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                      (in thousands, except share amounts)



                                     ASSETS


                                                                                                       December 31,
                                                                                                   2000          1999
                                                                                                 --------      --------
Current assets:
    Cash and cash equivalents                                                                    $    244      $ 10,459
    Prepaid expenses and other current assets                                                          65           579
    Cash held in escrow                                                                                --           100
                                                                                                 --------      --------
                   Total current assets                                                               309        11,138

Property and equipment, net of accumulated depreciation of $553 and $83, respectively                 975         1,013
Deferred costs                                                                                        100            --
Intangible assets, net of accumulated amortization of $3,169 and $1,386, respectively                  --         5,744
Security deposits                                                                                     277           277
                                                                                                 --------      --------

                   Total assets                                                                  $  1,661      $ 18,172
                                                                                                 ========      ========

                                              LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Accounts payable                                                                             $    260      $    745
    Accrued expenses                                                                                1,386           310
    Notes payable                                                                                   1,500            --
    Obligations under capital lease, current portion                                                   81            93
                                                                                                 --------      --------
                   Total current liabilities                                                        3,227         1,148


Obligations under capital lease, net of current portion                                                 1            73

Stockholders' (deficit) equity:
    Common stock - $.01 par value.  Authorized 100,000,000 shares;
       issued and outstanding 40,368,351 shares                                                       403           403
    Additional paid-in capital                                                                     34,399        37,042
    Deferred compensation                                                                          (1,256)       (5,790)
    Deficit accumulated during the development stage                                              (35,113)      (14,704)
                                                                                                 --------      --------

                   Total stockholders' (deficit) equity                                            (1,567)       16,951
                                                                                                 --------      --------

                   Total liabilities and stockholders' (deficit) equity                          $  1,661      $ 18,172
                                                                                                 ========      ========


See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations
                     (in thousands, except per share amount)


                                                                               Period from            Period from
                                                                             April 21, 1999          April 21, 1999
                                                          Year Ended       (date of inception)    (date of inception) to
                                                      December 31, 2000    to December 31, 1999     December 31, 2000
                                                      -----------------    --------------------   ----------------------
Revenues:
    Interactive services revenue                               $     49           $     --           $     49
    Commerce                                                         12                 --                 12
                                                               --------           --------           --------
                   Total revenue                                     61                 --                 61

Cost of revenues                                                     48                 --                 48
                                                               --------           --------           --------
                                                                     13                 --                 13

Expenses:
    Noncash compensation expense                               $  1,891           $  8,572           $ 10,463
    Write-down and amortization of intangible assets              5,744              1,386              7,130
    Advertising and marketing                                     3,284                 --              3,284
    General and administrative                                    9,731              5,119             14,850
                                                               --------           --------           --------
                   Total operating expenses                      20,650             15,077             35,727

Operating Loss                                                  (20,637)           (15,077)           (35,714)
Interest expense                                                    (15)                --                (15)
Interest income                                                     243                373                616
                                                               --------           --------           --------
                   Net loss                                     (20,409)           (14,704)           (35,113)

Beneficial conversion attributable to preferred stock                --             13,617             13,617
                                                               --------           --------           --------

                   Net loss to common stockholders             $(20,409)          $(28,321)          $(48,730)
                                                               ========           ========           ========

Basic and diluted net loss per common share                    $  (0.51)          $  (1.84)          $  (1.62)
                                                               ========           ========           ========

Basic and diluted outstanding common shares                      40,368             15,381             30,115
                                                               ========           ========           ========


See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                  Statements of Stockholders' (Deficit) Equity

                 Period from April 21, 1999 (date of inception)
                              to December 31, 2000

                      (in thousands, except share amounts)


                                                                        CONVERTIBLE               CONVERTIBLE
                                                                      PREFERRED STOCK            PREFERRED STOCK
                                                COMMON STOCK       SERIES A PAR VALUE $.01   SERIES B PAR VALUE $.01
                                                                   -----------------------   -----------------------
                                             SHARES      AMOUNT      SHARES       AMOUNT       SHARES      AMOUNT
                                           ----------  ----------  ----------   ----------   ----------   ----------
Issuance of shares pursuant to
     merger of dreamlife, inc. and
     CYL (notes 1 and 3)                    7,047,828  $       70          --   $       --           --   $       --

Issuance of shares to members
     of CYL pursuant to merger (note 3)            --          --      99,059            1           --           --

Issuance of shares in private
     placement, net of expenses                    --          --          --           --      178,582            2

Issuance of shares to acquire Concept
     Development, Inc. (note 4)                    --          --          --           --           --           --

Issuance of shares pursuant to
     exclusive license agreement (note 4)          --          --          --           --           --           --

Exercise of stock options                     268,857           3          --           --           --           --

Issuance of common stock options                   --          --          --           --           --           --

Deferred compensation expense                      --          --          --           --           --           --

Conversion of Convertible
     Preferred Stock Series B               1,785,820          18          --           --     (178,582)          (2)

Conversion of Convertible
     Preferred Stock Series C                 557,450           5          --           --           --           --

Distribution of discontinued
     operations                                    --          --          --           --           --           --

Conversion of Convertible
     Preferred Stock Series A              30,708,396         307     (99,059)          (1)          --           --

Net loss for the period from
     April 21, 1999 (date of
     inception) to
     December 31, 1999                             --          --          --           --           --           --
                                           ----------  ----------  ----------   ----------   ----------   ----------

Balance at December  31, 1999              40,368,351         403          --           --           --           --

Cancellation of stock options                      --          --          --           --           --           --

Deferred compensation expense                      --          --          --           --           --           --

Issuance of warrants                               --          --          --           --           --           --

Net loss for the year
     ended December 31, 2000                       --          --          --           --           --           --
                                           ----------  ----------  ----------   ----------   ----------   ----------

Balance at December 31, 2000               40,368,351  $      403          --   $       --           --   $       --
                                           ==========  ==========  ==========   ==========   ==========   ==========






                                                CONVERTIBLE                     DISTRIBUTION OF                 DEFICIT
                                               PREFERRED STOCK                    DISCONTINUED                ACCUMULATED
                                           SERIES C PAR VALUE $.01   ADDITIONAL  OPERATION TO                  DURING THE
                                           -----------------------    PAID-IN       COMMON        DEFERRED    DEVELOPMENT
                                             SHARES       AMOUNT      CAPITAL     STOCKHOLDERS  COMPENSATION     STAGE       TOTAL
                                           ----------   ----------   ----------   ------------  ------------  ------------ ---------
Issuance of shares pursuant to
     merger of dreamlife, inc. and
     CYL (notes 1 and 3)                           --   $       --   $   4,169    $  (1,239)   $       --   $      --    $    3,000

Issuance of shares to members
     of CYL pursuant to merger (note 3)            --           --           (1)          --           --           --           --

Issuance of shares in private
     placement, net of expenses                    --           --       15,064           --           --           --       15,066

Issuance of shares to acquire Concept
     Development, Inc. (note 4)                50,000            1        4,499           --           --           --        4,500

Issuance of shares pursuant to
     exclusive license agreement (note 4)       5,745           --          517           --           --           --          517

Exercise of stock options                          --           --           (3)          --           --           --           --

Issuance of common stock options                   --           --       14,362           --      (14,362)          --           --

Deferred compensation expense                      --           --           --           --        8,572           --        8,572

Conversion of Convertible
     Preferred Stock Series B                      --           --          (16)          --           --           --           --

Conversion of Convertible
     Preferred Stock Series C                 (55,745)          (1)          (4)          --           --           --           --

Distribution of discontinued
     operations                                    --           --       (1,239)       1,239           --           --           --

Conversion of Convertible
     Preferred Stock Series A                      --           --         (306)          --           --           --           --

Net loss for the period from
     April 21, 1999 (date of
     inception) to
     December 31, 1999                             --           --           --           --           --      (14,704)     (14,704)
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at December  31, 1999                      --           --       37,042           --       (5,790)     (14,704)      16,951

Cancellation of stock options                      --           --       (3,476)          --        3,476           --           --

Deferred compensation expense                      --           --           --           --        1,891           --        1,891

Issuance of warrants                               --           --          833           --         (833)          --           --

Net loss for the year
     ended December 31, 2000                       --           --           --           --           --      (20,409)     (20,409)
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2000                       --   $       --   $   34,399   $       --   $   (1,256)  $  (35,113)  $   (1,567)
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

See accompanying notes to financial statements

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows


                                 (in thousands)


                                                                                                                       Period from
                                                                                                       Period from    April 21, 1999
                                                                                         Year         April 21, 1999    (date of
                                                                                         Ended     (date of inception)  inception)
                                                                                        December       to December      to December
                                                                                        31, 2000         31, 1999        31, 2000
                                                                                        --------         --------      -------------
Cash flows from operating activities:
    Net loss                                                                            $(20,409)        $(14,704)        $(35,113)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Noncash compensation expense                                                        1,891            8,572           10,463
       Depreciation and amortization                                                       2,253            1,469            3,722
       Write-down of intangible assets                                                     3,961               --            3,961
       Changes in:
          Prepaid expenses and other                                                         514             (579)             (65)
          Cash held in escrow                                                                100             (100)              --
          Accounts payable and accrued expenses                                              591            1,055            1,646
                                                                                        --------         --------         --------

                   Net cash used in operating activities                                 (11,099)          (4,287)         (15,386)
                                                                                        --------         --------         --------

Cash flows from investing activities:
    Acquisition of property and equipment                                                   (415)            (905)          (1,320)
    Payment of deferred costs                                                               (100)              --             (100)
    Acquisition of Concept Development, Inc.                                                  --           (2,113)          (2,113)
    Payment of security deposits                                                              --             (277)            (277)
                                                                                        --------         --------         --------

                   Net cash used in investing activities                                    (515)          (3,295)          (3,810)
                                                                                        --------         --------         --------

Cash flows from financing activities:
    Proceeds from line of credit                                                           1,500               --            1,500
    Net proceeds from sale of Series B Convertible Preferred Stock                            --           15,066           15,066
    Cash acquired pursuant to merger of dreamlife, inc. and Change Your Life.com              --            3,000            3,000
    Payments under capital lease obligations                                                (101)             (25)            (126)
                                                                                        --------         --------         --------

                   Net cash provided by financing activities                               1,399           18,041           19,440
                                                                                        --------         --------         --------

                   Net (decrease) increase in cash and cash equivalents                  (10,215)          10,459              244

                   Cash and cash equivalents at beginning of period                       10,459               --               --
                                                                                        --------         --------         --------

                   Cash and cash equivalents at end of period                           $    244         $ 10,459         $    244
                                                                                        ========         ========         ========

Supplemental information of noncash investing and financing activities:
    Common stock dividend to effect USN Spin-Off (note 3)                               $     --         $  1,239         $  1,239
                                                                                        ========         ========         ========

    Computer equipment acquired under capital lease                                     $     17         $    191         $    208
                                                                                        ========         ========         ========

    Issuance of Series C Convertible Preferred Stock in acquisition of Concept
       Development, Inc. (note 4)                                                       $     --         $  4,500         $  4,500
                                                                                        ========         ========         ========

    Stock issued for exclusive license agreement (note 4)                               $     --         $    517         $    517
                                                                                        ========         ========         ========

See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) ORGANIZATION AND BASIS OF PRESENTATION

         dreamlife, inc. (a development stage enterprise) (the "Company" or "Dreamlife") commenced development stage activities in April 1999 that included plans for an online network to focus on personal and professional improvement. The Company launched its website WWW.DREAMLIFE.COM on February 12, 2000. Since then, the Company has derived insignificant revenues from fees for interactive products and services and electronic commerce. The Company operates in one business segment.

         The accompanying financial statements present the historical financial results of Change Your Life.com LLC ("CYL"), which was formed on April 21, 1999, since the acquisition of CYL by dreamlife on May 27, 1999 was accounted for as a reverse acquisition (note 3). Subsequent to May 27, 1999, dreamlife spun off its discontinued stereotactic radiosurgery center business and had no results of continuing operations from this business.

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

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


     (d) CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid securities with maturities at the time of purchase of three months or less to be cash equivalents. Cash equivalents, consisting of money market funds, at December 31, 2000 and 1999 were approximately $117,000 and $10,356,000, respectively.

     (e) PROPERTY AND EQUIPMENT

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

     (f) IMPAIRMENT OF LONG-LIVED ASSETS

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

     (g) INTANGIBLE ASSETS

         Intangible assets included the costs incurred for the acquisition of Concept Development, Inc. and the Marketing and License and Option Agreements with The Learning Annex. Amortization is provided using the straight-line method over three years. On October 12, 2000, Dreamlife officially discontinued its relationship with The Learning Annex. As a result of this decision and the absence of benefits realized from the relationship, the Company wrote-down the remaining balance of the intangible assets related to The Learning Annex transaction during the third quarter of 2000. In addition, the Company also wrote-down the remaining balance of the intangible assets related to the Concept Development transaction as the value to be derived from this relationship was dependent on the Company's continued relationship with The Learning Annex. Amortization expense was approximately $1,783,000 for the year ended December 31, 2000 and $1,386,000 for the period from April 21, 1999 (date of inception) through December 31, 1999. The write-downs amounted to $4.0 million.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


     (h) INCOME TAXES

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

     (i) LOSS PER SHARE

         Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and diluted loss per share were the same for the year ended December 31, 2000 and the period from April 21, 1999 (date of inception) through December 31, 1999 since the effect of all potential dilutive common share equivalents was antidilutive. As of December 31, 2000 and 1999, there were options and warrants exercisable into 6,057,464 and 4,503,750 shares of common stock, respectively.

     (j) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At December 31, 2000 and 1999, the fair value of the Company's financial instruments approximates their carrying value based on their terms and interest rates.

     (k) STOCK-BASED COMPENSATION

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

     (l) COMPREHENSIVE INCOME (LOSS)

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from nonowner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no differences between the Company's comprehensive loss and its net loss as reported.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999



(2)  LIQUIDITY

     The Company has incurred a net loss of $20.4 million for the year ended December 31, 2000 and $14.7 million for the period from April 21, 1999 (date of inception) to December 31, 1999 and at December 31, 2000 has a stockholders' and working capital deficiency. The Company's management developed a broad operational and financing plan, which was presented to the Company's Board of Directors in December 1999. The plan included management's cash flow projections, website development plan and required financing. Through March 30, 2001, the Company did not realize the cash flows or revenues as projected in that plan. As a result, the Company has been unable to raise the additional financing required to continue to support its current business strategy through 2001. In response to this, on January 31, 2001, the Board of Directors approved a change in strategy for the Company to focus on utilizing its website to provide education, inspiration and training tools for the sales forces of direct selling companies to be acquired by Dreamlife. On February 1, 2001, the Company announced that it had signed a non-binding letter of intent to acquire Discovery Toys, Inc. (see note 15).

 (3) DREAMLIFE, INC.  REVERSE ACQUISITION OF CHANGE YOUR LIFE.COM, LLC (CYL)

     On April 25, 1999, the Company announced an Internet initiative that included plans for a network to focus on personal and professional improvement. On May 27, 1999, the Company issued 99,059.338 shares of a newly-designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") to the members of CYL in exchange for 100% of the membership interests in CYL pursuant to a Contribution and Exchange Agreement (the "Exchange Agreement"). The Series A Preferred Stock automatically converted into an aggregate of 30,708,396 shares of common stock on November 4, 1999 (the next business day following the date of filing a certificate of an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock to a number sufficient to permit such conversion - see note 12). Prior to conversion, the holders of the Series A Preferred Stock voted on an as converted basis with the holders of the common stock. As a result of the issuance of the Series A Preferred Stock pursuant to the Exchange Agreement, the members of CYL obtained voting control of dreamlife. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition with CYL as the acquirer. In addition, as the only assets of dreamlife at the time of the transaction were cash and the net assets of the discontinued operations of U.S. NeuroSurgical, Inc. ("USN"), a subsidiary of dreamlife at that time, the transaction was accounted for as a recapitalization of CYL with the issuance of common stock and options and warrants to

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


     purchase common stock to the pre-transaction holders of common stock in exchange for cash. Accordingly, the accompanying financial statements are the historical financial statements of CYL and include the operations of dreamlife from May 27, 1999. On the balance sheet as of May 27, 1999, the equity of the Company equaled the cash balance acquired of $3 million, the net assets of the discontinued operations of USN of $1,239,000 were reflected as a contra-equity account until they were distributed to the common stockholders in September 1999 and the common shares outstanding, amounting to 7,047,828, were those held by dreamlife stockholders prior to the reverse acquisition.

     CYL was formed on April 21, 1999 with membership interests held by Anthony
     J. Robbins ("Robbins"), Robbins Research International Inc. ("RRI") and CYL Development Holdings, LLC ("Development Holdings"). In exchange for their membership interests, the members contributed the right and license to use, subject to certain limitations, the Robbins name in connection with CYL's Internet business as set forth in a Content Provider Agreement and License dated April 23, 1999, all goodwill attached to the Robbins name and likeness for use in CYL's Internet business, the existing Internet activities of RRI, the exclusive license to use RRI trademarks, trade names, goodwill attached thereto, and the right to use existing programs, recordings, videos, CD-ROMs, proprietary software packages and seminars owned by RRI in CYL's Internet business. Also contributed were various URLs, an online self-help pilot program and a business plan. The contributed intangible assets were not ascribed a value by CYL since there was no book value for these assets in the contributing companies' books and records. CYL did not conduct operations prior to the acquisition on May 27, 1999. The terms of the Content Provider Agreement and License provide that CYL will share varying percentages of revenues with Robbins and RRI from the online sale of Robbins', RRI's or CYL's products initiated through the Company's website. There are also additional amounts due for CYL's off-line sales of Robbins or RRI products.

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

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


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

     On May 27, 1999, the Company sold in a private placement 178,582 shares of a newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a purchase price of $90 per share. The private placement resulted in net proceeds of approximately $15.1 million. The shares of Series B Preferred Stock automatically converted into an aggregate of 1,785,820 shares of common stock on September 9, 1999 (the next business day following the record date for the Spin-Off). The shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933. The Company agreed to file a registration statement under the Securities Act of 1933 to register the resale of the shares of common stock issued upon the conversion of the Series B Preferred Stock. Based on the market price of the Company's common stock on the date of issuance, the Series B Preferred Stock had a beneficial conversion feature of $13,616,878, which was recognized as a noncash charge in loss per share for the period from April 21, 1999 (date of inception) to December 31, 1999.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


     On September 1, 2000, Dreamlife decided not to make scheduled payments necessary to continue its relationship with The Learning Annex under the parties' License and Marketing Agreement and Option Agreement. As anticipated, The Learning Annex sent a notice to Dreamlife that it is in breach of the terms of such agreements. On October 12, 2000, Dreamlife officially discontinued its current relationship with The Learning Annex and does not believe that the loss of such relationship will have a material adverse effect on its business, as no revenues have been derived from that relationship. As a result of Dreamlife's decision to discontinue its relationship with the Learning Annex due to the absence of benefits realized to date, the Company wrote-down the remaining balance of the intangible assets related to The Learning Annex transaction, amounting to $3,961,000, in the third quarter of 2000. In addition, the Company also wrote-down the remaining value of the intangible assets related to the Concept Development transaction, as the value to be derived from this relationship was dependent on the Company's continued relationship with The Learning Annex. These write-downs are included in write-down and amortization of intangible assets in the statement of operations and amounted to $4.0 million.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                              December 31
                                                           2000          1999
                                                           ----          ----
            Computer equipment and software           $   998,238    $   590,419
            Furniture, fixtures and office equipment       76,182         74,012
            Leasehold improvements                        246,241        241,118
            Equipment acquired under capital lease        207,846        190,696
                                                      -----------    -----------
                                                        1,528,207      1,096,245
            Less accumulated depreciation                (553,346)       (83,404)
                                                      -----------    -----------

                        Total                         $   975,161    $ 1,012,841
                                                      ===========    ===========

(6)  LEASES

     The Company leases certain computer and office equipment under capital leases, and office space under a noncancelable operating lease expiring in August 2004. In January 2001, the Company entered into a Surrender Agreement with the lessor of its office space terminating its lease no later than July 23, 2001 (see note 15). In addition, the Company leases certain office equipment under a noncancelable operating lease expiring in 2002.

     Future minimum annual lease payments under capital and noncancelable operating leases as of December 31, 2000 are as follows:

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


                                                 CAPITAL      OPERATING
            YEAR ENDING DECEMBER 31              LEASES        LEASES

                     2001                      $  83,471      215,533
                     2002                          1,715       10,407
                                                 -------     --------

              Total minimum payments              85,186   $  225,940
                                                             =========

         Less amount representing interest        (3,828)
                                                 ---------

              Present value of net minimum
                   lease payments                 81,358

         Less current portion                    (80,560)
                                               ---------

                                               $     798
                                               =========


     Rent expense for the year ended December 31, 2000 and the period from April 21, 1999 (date of inception) to December 31, 1999 was $362,458 and $156,323, respectively.

(7)  LINE OF CREDIT

     Under the terms of a Grid Time Promissory Note signed on October 24, 2000 to the order of The Chase Manhattan Bank, the Company obtained a line of credit for $1,500,000. The note bears interest at the prime rate (9.5% at December 31, 2000) and was due on November 30, 2000. On November 28, 2000, the maturity date of the note was extended to January 31, 2001. As of December 31, 2000, $1,500,000 was outstanding under the line of credit. An affiliate of CYL Development Holdings, LLC, a 19.1% stockholder of Dreamlife, provides credit support for the line of credit.

     On January 15, 2001, the principal amount of the note was increased to $2.0 million and the maturity date was extended to April 30, 2001. On March 13, 2001, the principal amount of the note was further increased to $2.25 million (see note 15).

(8)  EMPLOYMENT AND SEVERANCE AGREEMENTS

     As of May 2000, the Company entered into a compensation arrangement with Peter A. Lund, Dreamlife's new Chief Executive Officer. Under the agreement between Mr. Lund and Dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Directors and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements, based on continued employment

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


     and is therefore being expensed over the two-year vesting period. Mr. Lund also received grants of 2,400,000 stock options under the Company's 1999 Stock Option Plan and 100,000 stock options from a principal shareholder. As of December 31, 2000, $912,000 in unpaid bonus expense is included in accrued expenses.

     In May 2000, the Company entered into a Retention and Severance Agreement with Beth Polish, Dreamlife's then President and Chief Operating Officer, whereby, in addition to adjustments in stock option compensation, Dreamlife paid to Ms. Polish a bonus of $50,000 and agreed to pay to Ms. Polish severance in the amount of $300,000 in semi-monthly installments through April 2001. As of December 31, 2000, unpaid severance costs of $125,000 are included in accrued expenses.


(9)  STOCK OPTIONS AND WARRANTS

     Officers, directors, consultants and other key personnel of the Company are eligible for option grants under Dreamlife's 1997 Stock Option Plan (the "1997 Plan"), which was established prior to the reverse acquisition by the accounting acquiree in 1997. During 1999 and 2000, no options were granted under the 1997 Plan and at December 31, 2000 and 1999, 175,000 options were outstanding and 425,000 options were available for future grant under the 1997 Plan.

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

     Effective May 27, 1999, the Company granted to an executive officer of the Company 300,000 options at an exercise price of $4.50 per share. Such options vested immediately and expire in May 2009. In addition, the Company granted to the executive officer 1,000,000 additional options which will vest over four years from the date of grant and have exercise prices of $9.00 per share for 225,000 options which vest at the end of year one, $9.00 per share for 225,000 options which vest at the end of year two, $10.00 per share for 250,000 options which vest monthly during year three and $12.00 per share for 300,000 options which vest monthly during year four. Pursuant to the Retention and Severance Agreement entered into in May 2000, vesting of certain of these options was accelerated and the unvested options relating to years three and four were forfeited (see note 8). Deferred compensation related to these options was $10,118,973, of which $1,275,308 and $5,797,192 was recorded as compensation expense during the year ended December 31, 2000 and the period April 21, 1999 (date of inception) through December 31, 1999, respectively. The remaining deferred compensation related to

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999

     the forfeited options was reversed against paid in capital in 2000. None of the above options were granted under any of the Company's stock option plans.

     On November 3, 1999, the Company adopted three new stock option plans, the 1999 Employee Stock Option Plan ("1999 Employee Plan"), the 1999 Outside Directors Stock Option Plan ("1999 Directors Plan") and the 1999 Consultants Stock Option Plan.

     The 1999 Employee Plan, as amended, provides for the granting of options to employees to purchase up to 6,500,000 shares of common stock. The 1999 Employee Plan will permit grants of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). ISOs will be granted at a price not less than the fair market value of the common stock on the date of grant. NSOs may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding. Options granted under the 1999 Employee Plan through December 31, 2000 have a vesting period of four years. Options may be exercised for a period not to exceed ten years from the date of grant. Upon a change of control, as defined, vesting will accelerate on up to 25% of the shares originally covered by an option for employees employed by the Company at least one year.

     During the year 2000 and the period April 21, 1999 (date of inception) through December 31, 1999, the Company granted 3,587,650 and 2,226,250 options under the 1999 Employee Plan. Certain options granted in 1999 had exercise prices less than the fair value of the common stock on the date of grant, which resulted in deferred compensation of $158,906. As of December 31, 2000, 2,585,036 shares were available for future grant under the 1999 Employee Plan.

     The 1999 Directors Plan provides for the granting of up to 385,000 options to directors who are not common-law employees of the Company. Options may be exercised for a period not to exceed ten years from the date of grant. On December 10, 1999, under the provisions of the 1999 Directors Plan, the Company granted various directors of the Company 90,000 options, which vested immediately and 240,000 options, which vest in equal semiannual installments over the two-year period beginning on November 18, 1999 (the date the new Board of Directors became effective). Deferred compensation related to these option grants totaled $1,980,000. As of December 31, 2000, 95,000 shares were available for future grant under the 1999 Directors Plan.

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

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999



     A summary of the activity in the plans is presented below:


                                                                            WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS   EXERCISE PRICE

         Options assumed pursuant to merger of
            Dreamlife and CYL                                  459,000     $    0.75
         Granted                                             4,183,750         11.45
         Forfeited                                             (55,000)        11.19
         Exercised                                            (284,000)         0.75
                                                            ----------
         Outstanding at December 31, 1999                    4,303,750     $   11.01

         Granted                                             3,587,650          4.65
         Forfeited                                          (2,433,936)        10.62
         Exercised                                                --             --
                                                            ----------
         Outstanding at December 31, 2000                    5,457,464     $    7.00
                                                            ==========     ---------

         Options exercisable at December 31, 1999              892,500     $    6.35
                                                            ==========     =========

         Options exercisable at December 31, 2000            1,798,521     $    8.04
                                                            ==========     =========

         Weighted average fair value of options granted
           during 1999                                                     $   10.03
           during 2000                                                     $    3.51


     The options exercised above resulted in the net issuance of 268,857 shares of common stock in 1999. Based on the market value of the common stock on the date of exercise, optionholders used 15,143 shares to exercise the options.

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


     The following table summarizes information related to options outstanding at December 31, 2000:


                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                     ---------------------------------- ------------------------
                                    WEIGHTED
                        NUMBER       AVERAGE   WEIGHTED     NUMBER      WEIGHTED
                    OUTSTANDING AT  REMAINING   AVERAGE EXERCISABLE AT  AVERAGE
         RANGE OF    DECEMBER 31,  CONTRACTUAL EXERCISE  DECEMBER 31,   EXERCISE
      EXERCISE PRICES    2000     LIFE (YEARS)   PRICE       2000         PRICE
      ---------------    ----     ------------   -----       ----         -----

        $0.75-$1.63       175,000       6.9    $    .75      175,000   $    .75
        $3.27-$4.90       876,839       5.2        3.87      376,021       4.30
        $4.90-$6.54     2,400,000       9.5        5.20         --          --
        $8.17-$9.80       450,000       8.4        9.00      450,000       9.00
        $9.80-$11.44    1,239,375       7.9       10.49      704,375      10.13
        $14.71-$16.34     316,250       4.9       16.34       93,125      16.34
                        ---------     ------   ---------   ---------    -------

      $0.75-$16.34      5,457,464       8.0    $   7.00    1,798,521    $  8.04
                        =========     ======   =========   ==========   =======


     Pro forma information regarding net loss and diluted loss per share has been determined as if Dreamlife had accounted for its employee stock options under the fair value method. The following pro forma information gives effect to compensation expense for the fair value for those options granted during 2000 and 1999, which was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 60%, risk-free interest rate of 6.0% and 5.0% in 2000 and 1999, respectively, and an expected life of five years.

          (in thousands, except per share data)

                                                                 For the period from
                                                                April 21, 1999 (date of
                                                Year ended          inception) to
                                             DECEMBER 31, 2000    DECEMBER 31, 1999
                                             -----------------    -----------------

          Net loss to common stockholders:
                As reported                     $ (20,409)            $ (28,321)
                Pro forma                         (25,812)              (31,970)
          Diluted loss per share:
                As reported                         (0.51)                (1.84)
                Pro forma                           (0.64)                (2.08)
                                                   =======               =======

     In April 2000, the Company issued 400,000 warrants to its financial advisor, Wit Soundview Corporation, to acquire common stock at $7.00 per share. These warrants expire on April 20, 2005. In addition, there are 200,000 warrants to acquire common stock at $0.75 per share that were granted prior to the reverse acquisition of CYL by Dreamlife, which remain outstanding at December 31, 2000. These warrants expire on November 30, 2003.

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


(10) INCOME TAXES

     Income tax benefit differs from the amounts that would result from applying the Federal statutory rate of 34% as follows:


                                                                      2000          1999
                                                                      ----          ----
            Expected tax benefit                                 $(6,939,000)  $ (4,999,000)
            State income taxes, net of Federal                      (892,000)      (775,000)
            benefit
            Nondeductible expenses                                     6,000          5,000
            Change in valuation allowance                          5,999,000      5,204,000
            Nondeductible amortization of intangible assets        1,811,000        437,000
            Other                                                     15,000        128,000
                                                                 -----------    -----------

                                                                 $      --      $      --
                                                                 ===========    ===========



     Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:


            Net operating loss carryforward   $  5,845,000         247,000
            Noncash compensation expense         4,180,000       3,425,000
            Deferred start-up costs for
              tax purposes                       1,166,000       1,457,000
            Fixed assets depreciation                5,000          18,000
            Other, net                               7,000          57,000
                                              ------------    ------------
                  Deferred tax assets           11,203,000       5,204,000
            Valuation allowance                (11,203,000)     (5,204,000)
                                              ------------    ------------

                  Net deferred tax asset      $       --              --
                                              ------------    ------------


     At December 31, 2000, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $14.6 million, which is available to offset future Federal taxable income, if any, expiring in various years through 2020. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforward and other deferred tax assets, no tax benefit for losses has been provided by the Company and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

(11) RELATED PARTY TRANSACTIONS

     A director of the Company was paid consulting fees during 2000 and 1999 of $98,000 each year.

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999


(12) EQUITY

     On November 3, 1999, the Company filed an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25 million to 100 million.

(13) COMMITMENTS

     In December 1999, the Company entered into a Content License Agreement with Yahoo! Inc. whereby the Company's content would be placed within Yahoo!'s web site for one year. As of December 31, 2000, under the terms of the Content License Agreement and a media insertion order, the Company remains obligated to pay Yahoo! an additional $229,167, which is included in accrued expenses. The Company is currently in negotiations with Yahoo! for a settlement of this obligation.

     In April 2000, the Company entered into a one-year engagement letter with Wit SoundView Corporation whereby Wit SoundView Corporation and Wit Capital Corporation will act as the Company's exclusive financial advisors. In connection with this engagement letter, the Company has agreed to pay a monthly retainer fee and to compensate Wit SoundView in connection with specified business and financing transactions involving Dreamlife. As of December 31, 2000, $100,000 of deferred costs relate to fees owed Wit for a pending acquisition. In April 2000, the Company issued to Wit SoundView a five-year warrant to purchase 400,000 shares of common stock at $7.00 per share. The fair value of the warrants, amounting to $833,000, has been recorded as a deferred charge, reflected as a reduction of stockholders' equity in the balance sheet, pending the consummation of the related transaction.

     In July 2000, the Company entered into a content and distribution agreement with America Online, Inc. whereby the Company will provide content aimed at small business users to AOL and Netscape Netcenter for eighteen months, in addition to receiving promotion across several AOL properties. As of December 31, 2000, the Company is obligated to pay America Online $0.5 million through December 2001. The Company is currently in negotiations with America Online for a settlement of this obligation.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results for the year ended December 31, 2000 and the period from April 21, 1999 (date of inception) through December 31, 1999.

                                               2000 Quarter Ended
                                    MARCH      JUNE     SEPTEMBER   DECEMBER
                                    -----      ----     ---------   --------
                                    (dollars in thousands, except per share
                                                    amounts)
    Revenues                           15         13         12          21
    Operating Loss                 (4,918)    (4,893)    (8,050)     (2,776)
    Net Loss                       (4,798)    (4,811)    (8,009)     (2,791)
    Basic and diluted loss per
    common share                    (0.12)     (0.12)     (0.20)      (0.07)

                                DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 2000 and 1999



                                             1999 Quarter Ended
                                     JUNE       SEPTEMBER      DECEMBER
                                     ----       ---------      --------
                              (dollars in thousands, except per share amounts)
    Revenues                             0           0             0
    Operating Loss                  (4,701)     (3,388)       (6,988)
    Net Loss                        (4,638)     (3,233)       (6,833)
    Basic and diluted loss per
    common share                     (0.66)      (0.41)        (0.24)

(15) SUBSEQUENT EVENTS (UNAUDITED)

     On January 15, 2001, the Company signed a new promissory note to the order of The Chase Manhattan Bank increasing the principal amount of its line of credit to $2.0 million and extending the maturity date to April 30, 2001. On March 13, 2001, the Company signed an agreement to further increase the note to $2.25 million with substantially the same terms and conditions as the prior promissory notes. The line of credit has a maturity date of April 30, 2001 and the outstanding principal amount of the line of credit incurs interest at Chase's prime commercial lending rate. An affiliate of CYL Development Holdings, LLC, a 19.1% stockholder of Dreamlife, provides credit support for the line of credit.

     On January 23, 2001, the Company entered into a Surrender Agreement with the lessor of its office space, which provides for the early termination of its lease. The lease will expire no later than July 23, 2001, subject to acceleration at the lessor's option.

     On January 31, 2001, the Board of Directors of Dreamlife approved a change in the Company's business strategy. Under the new strategy, the Company will be focusing on utilizing its website to provide education, inspiration and training tools for the sales forces of direct selling companies to be acquired by Dreamlife.

     On February 1, 2001, two of the Company's principal stockholders, Anthony Robbins and CYL Development Holdings, LLC, agreed to contribute shares back to Dreamlife. As a result of these contributions, Dreamlife's total number of common shares outstanding have been reduced from 40,368,351 to 17,959,955. Anthony Robbins reduced his shares from 23,031,297 to 6,000,000. CYL Development Holdings, LLC reduced its shares from 7,677,099 to 2,300,000.

     In February 2001, Dreamlife entered into a non-binding letter of intent to issue common stock to acquire Discovery Toys, a direct seller of educational toys, books, games and software for children. The final transaction is subject to customary conditions, including the successful completion of due diligence, board approval, the negotiation and execution of a definitive purchase agreement and approval of the stockholders of Discovery Toys. If the acquisition is completed on the terms currently contemplated it would be accounted for as a reverse acquisition.

                                  EXHIBIT INDEX


            Exhibit
            Number            Description and Method of Filing
            ---------         ----------------------------------------
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

              10.14     1999 Employee Stock Option Plan (6)

              10.15     1999 Outside Directors Stock Option Plan (6)

              10.16     1999 Consultants Stock Option Plan (6)

              10.17     Content License Agreement dated December 6, 1999 between
                        Yahoo! Inc. and the registrant, as amended (7) (12)

              10.18     Retention and Severance Agreement made as of May 23,
                        2000 by and between Beth Polish and dreamlife, inc. (13)

              10.19 Offer Letter by and between Peter A. Lund and dreamlife, inc. dated July 24, 2000. (13)

              10.20 Letter agreement regarding registration rights by and between Peter A. Lund and dreamlife, inc. dated July 24, 2000. (15)

              10.21 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000. (16)

              10.22     Interactive Services Agreement by and between America
                        Online, Inc. and dreamlife, inc. dated July 17, 2000.
                        (12) (17)

              10.23 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000. (18)

              10.24 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001. (18)

              10.25 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001. (18)

              10.26     Surrender Agreement by and between CFG/AGSCB 75 Ninth
                        Avenue, LLC and dreamlife, inc. dated January 23, 2001.
                        (18)

              10.27     Grid Time Promissory Note to Van Beuren Management, Inc.
                        for $50,000 dated April 12, 2001. (18)

              16        Letter, dated December 13, 1999, of Richard A. Eisner &
                        Company, LLP (19)

              23.1      Consent of KPMG LLP (18)


----------
(1) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.

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

(7)   Incorporated by reference to the registrant's 1999 Annual Report on Form
      10-K.

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

(11) Incorporated by reference to Exhibit 10(k) to the registrant's 1997 Annual Report on Form 10-K.

(12) Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(13) Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated May 23, 2000 and filed with the Securities and Exchange Commission on May 26, 2000.

(14) Incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K dated July 24, 2000 and filed with the Securities and Exchange Commission on July 25, 2000.

(15) Incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K dated July 24, 2000 and filed with the Securities and Exchange Commission on July 25, 2000.

(16) Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(17) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(18)  Filed herewith

(19) Incorporated by reference to Exhibit 16 to the registrant's Form 8-K/A dated December 3, 1999 and filed with the Securities Exchange Commission on December 15, 1999.