Form 10-Q
period 2001-03-31
DREAMLIFE INC
filed 2001-05-15
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED    March 31, 2001
                                     ----------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15586

                                 dreamlife, inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                     52-1373960
---------------------------                 ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


     425 West 15th  Street, 3rd floor, New York, New York         10011
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

      INDICATE BY CHECK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  /X/  NO / /

      THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF MAY 15, 2001 WAS AS FOLLOWS: 17,959,955 SHARES OF COMMON STOCK

                                    PART 1
                               FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                      (in thousands, except share amounts)


                                     ASSETS

                                                                  March 31,        December 31,
                                                                    2001               2000
                                                                 -----------       -------------
                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                    $       48       $          244
    Prepaid expenses and other current assets                            34                   65
                                                                 ----------       --------------
                   Total current assets                                  82                  309

Property and equipment, net of accumulated depreciation
 of $733 and $553, respectively                                         795                  975
Deferred costs                                                          100                  100
Security deposits                                                       280                  277
                                                                 ----------       --------------
                   Total assets                                  $    1,257       $        1,661
                                                                 ==========       ==============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                             $      602       $          260
    Accrued expenses                                                  1,620                1,386
    Notes payable                                                     2,250                1,500
    Obligations under capital lease, current portion                     55                   81
                                                                 ----------       --------------
                   Total current liabilities                          4,527                3,227

Obligations under capital lease, net of current portion                   1                    1

Stockholders' deficit:
    Common stock - $.01 par value.  Authorized 100,000,000 shares;
       issued and outstanding 40,368,351 shares                         403                  403
    Additional paid-in capital                                       34,399               34,399
    Deferred compensation                                            (1,136)              (1,256)
    Deficit accumulated during the development stage                (36,937)             (35,113)
                                                                 ----------       --------------
                   Total stockholders' deficit                       (3,271)              (1,567)
                                                                 ----------       --------------

                   Total liabilities and stockholders' deficit   $    1,257       $        1,661
                                                                 ==========       ==============

See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations
                     (in thousands, except per share amount)


                                                                                             Period from April 21, 1999
                                                      Three Months Ended  Three Months Ended   (date of inception)
                                                        March 31, 2001      March 31, 2000      to March 31, 2001
                                                      ------------------  ------------------ --------------------------
                                                             (unaudited)        (unaudited)        (unaudited)
Revenues:
    Interactive services revenue                               $      6           $     14           $     55
    Commerce                                                          6                  1                 18
                                                               --------           --------           --------
                   Total revenue                                     12                 15                 73

Cost of revenues                                                      7                  6                 55
                                                               --------           --------           --------
                                                                      5                  9                 18

Expenses:
    Noncash compensation expense                               $    120           $  1,086           $ 10,583
    Write-down and amortization of intangible assets                 --                594              7,130
    Advertising and marketing                                       138                608              3,422
    General and administrative                                    1,524              2,639             16,374
                                                               --------           --------           --------
                   Total operating expenses                       1,782              4,927             37,509

Operating Loss                                                   (1,777)            (4,918)           (37,491)

Other income (expense):
    Interest expense                                                (48)                --                (63)
    Interest income                                                   1                120                617
                                                               --------           --------           --------
                   Net loss                                      (1,824)            (4,798)           (36,937)

Beneficial conversion attributable to preferred stock                --                 --             13,617
                                                               --------           --------           --------

                   Net loss to common stockholders             $ (1,824)          $ (4,798)          $(50,554)
                                                               ========           ========           ========

Basic and diluted net loss per common share                    $  (0.05)          $  (0.12)          $  (1.61)
                                                               ========           ========           ========

Basic and diluted outstanding common shares                      40,368             40,368             31,418
                                                               ========           ========           ========


See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                  Statements of Stockholders' (Deficit) Equity

                 Period from April 21, 1999 (date of inception)
                                to March 31, 2001

                      (in thousands, except share amounts)


                                                                     CONVERTIBLE              CONVERTIBLE
                                                                 PREFERRED STOCK            PREFERRED STOCK
                                                               SERIES A PAR VALUE $.01   SERIES B PAR VALUE $.01
                                            COMMON STOCK       -----------------------   -----------------------
                                         SHARES      AMOUNT      SHARES       AMOUNT       SHARES       AMOUNT
                                       ----------  ----------  ----------   ----------   ----------   ----------
Issuance of shares pursuant to
     merger of dreamlife, inc. and
     CYL (notes 1 and 3)                7,047,828  $       70          --   $       --           --   $       --

Issuance of shares to members
     of CYL pursuant to merger
     (note 3)                                  --          --      99,059            1           --           --

Issuance of shares in private
     placement, net of expenses                --          --          --           --      178,582            2

Issuance of shares to acquire Concept
     Development, Inc. (note 4)                --          --          --           --           --           --

Issuance of shares pursuant to
     exclusive license agreement
     (note 4)                                  --          --          --           --           --           --

Exercise of stock options                 268,857           3          --           --           --           --

Issuance of common stock
     options                                   --          --          --           --           --           --

Deferred compensation expense                  --          --          --           --           --           --

Conversion of Convertible
     Preferred Stock Series B           1,785,820          18          --           --     (178,582)          (2)

Conversion of Convertible
     Preferred Stock Series C             557,450           5          --           --           --           --

Distribution of discontinued
     operations                                --          --          --           --           --           --

Conversion of Convertible
     Preferred Stock Series A          30,708,396         307     (99,059)          (1)          --           --

Net loss for the period from
     April 21, 1999 (date of
     inception) to
     December 31, 1999                         --          --          --           --           --           --
                                       ----------  ----------  ----------   ----------   ----------   ----------

Balance at December  31, 1999          40,368,351         403          --           --           --           --

Cancellation of stock options                  --          --          --           --           --           --

Deferred compensation expense                  --          --          --           --           --           --

Issuance of warrants                           --          --          --           --           --           --

Net loss for the year
     ended December 31, 2000                   --          --          --           --           --           --
                                       ----------  ----------  ----------   ----------   ----------   ----------

Balance at December 31, 2000           40,368,351         403          --           --           --           --

Deferred compensation expense*                 --          --          --           --           --           --

Net loss for the three months
     ended March 31, 2001*                     --          --          --           --           --           --
                                       ----------  ----------  ----------   ----------   ----------   ----------

Balance at March 31, 2001*             40,368,351  $      403          --   $       --           --   $       --
                                       ==========  ==========  ==========   ==========   ==========   ==========


                                             CONVERTIBLE                     DISTRIBUTION OF              DEFICIT
                                            PREFERRED STOCK                   DISCONTINUED              ACCUMULATED
                                        SERIES C PAR VALUE $.01   ADDITIONAL  OPERATION TO               DURING THE
                                       ------------------------   PAID-IN      COMMON       DEFERRED    DEVELOPMENT
                                         SHARES       AMOUNT      CAPITAL    STOCKHOLDERS  COMPENSATION    STAGE        TOTAL
                                       ----------   ----------   ----------  ------------  ------------ ----------   ----------
Issuance of shares pursuant to
     merger of dreamlife, inc. and
     CYL (notes 1 and 3)                       --   $       --   $    4,169   $   (1,239)  $       --   $       --   $    3,000

Issuance of shares to members
     of CYL pursuant to merger
     (note 3)                                  --           --           (1)          --           --           --           --

Issuance of shares in private
     placement, net of expenses                --           --       15,064           --           --           --       15,066

Issuance of shares to acquire Concept
     Development, Inc. (note 4)            50,000            1        4,499           --           --           --        4,500

Issuance of shares pursuant to
     exclusive license agreement
     (note 4)                               5,745           --          517           --           --           --          517

Exercise of stock options                      --           --           (3)          --           --           --           --

Issuance of common stock
     options                                   --           --       14,362           --      (14,362)          --           --

Deferred compensation expense                  --           --           --           --        8,572           --        8,572

Conversion of Convertible
     Preferred Stock Series B                  --           --          (16)          --           --           --           --

Conversion of Convertible
     Preferred Stock Series C             (55,745)          (1)          (4)          --           --           --           --

Distribution of discontinued
     operations                                --           --       (1,239)       1,239           --           --           --

Conversion of Convertible
     Preferred Stock Series A                  --           --         (306)          --           --           --           --

Net loss for the period from
     April 21, 1999 (date of
     inception) to
     December 31, 1999                         --           --           --           --           --      (14,704)     (14,704)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at December  31, 1999                  --           --       37,042           --       (5,790)     (14,704)      16,951

Cancellation of stock options                  --           --       (3,476)          --        3,476           --           --

Deferred compensation expense                  --           --           --           --        1,891           --        1,891

Issuance of warrants                           --           --          833           --         (833)          --           --

Net loss for the year
     ended December 31, 2000                   --           --           --           --           --      (20,409)     (20,409)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2000                   --           --       34,399           --       (1,256)     (35,113)      (1,567)

Deferred compensation expense*                 --           --           --           --          120           --          120

Net loss for the three months
     ended March 31, 2001*                     --           --           --           --           --       (1,824)      (1,824)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at March 31, 2001*                     --   $       --   $   34,399   $       --   $   (1,136)  $  (36,937)  $   (3,271)
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========

----------
* Indicates unaudited amounts


See accompanying notes to financial statements

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows


                                 (in thousands)


                                                                                                                    Period from
                                                                                 Three Months     Three Months     April 21, 1999
                                                                                     Ended           Ended       (date of inception)
                                                                                March 31, 2001    March 31, 2000  to March 31, 2001
                                                                                --------------    -------------- -------------------
                                                                                  (unaudited)      (unaudited)       (unaudited)
Cash flows from operating activities:
     Net loss                                                                        $ (1,824)       $ (4,798)       $(36,937)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Noncash compensation expense                                                      120           1,086          10,583
        Depreciation and amortization                                                     180             694           3,902
        Write-down of intangible assets                                                    --              --           3,961
        Changes in:
           Accounts receivable                                                             --             (14)             --
           Prepaid expenses and other                                                      31              54             (34)
           Cash held in escrow                                                             --             100              --
           Accounts payable and accrued expenses                                          576              38           2,222
                                                                                     --------        --------        --------

                     Net cash used in operating activities                               (917)         (2,840)        (16,303)
                                                                                     --------        --------        --------

Cash flows from investing activities:
     Acquisition of property and equipment                                                 --            (223)         (1,320)
     Payment of deferred costs                                                             --              --            (100)
     Acquisition of Concept Development, Inc.                                              --              --          (2,113)
     Payment of security deposits                                                          (3)             --            (280)
                                                                                     --------        --------        --------

                     Net cash used in investing activities                                 (3)           (223)         (3,813)
                                                                                     --------        --------        --------

Cash flows from financing activities:
     Proceeds from line of credit                                                         750              --           2,250
     Net proceeds from sale of Series B Convertible Preferred Stock                        --              --          15,066
     Cash acquired pursuant to merger of dreamlife, inc. and Change Your Life.com          --              --           3,000
     Payments under capital lease obligations                                             (26)            (29)           (152)
                                                                                     --------        --------        --------

                     Net cash provided by (used in) financing activities                  724             (29)         20,164
                                                                                     --------        --------        --------

                     Net (decrease) increase in cash and cash equivalents                (196)         (3,092)             48

                     Cash and cash equivalents at beginning of period                     244          10,459              --
                                                                                     --------        --------        --------

                     Cash and cash equivalents at end of period                      $     48        $  7,367        $     48
                                                                                     ========        ========        ========

Supplemental information of noncash investing and financing activities:
     Common stock dividend to effect USN Spin-Off                                    $     --        $     --        $  1,239
                                                                                     ========        ========        ========

     Computer equipment acquired under capital lease                                 $     --        $     17        $    208
                                                                                     ========        ========        ========

     Issuance of Series C Convertible Preferred Stock in acquisition of Concept
        Development, Inc.                                                            $     --        $     --        $  4,500
                                                                                     ========        ========        ========

     Stock issued for exclusive license agreement                                    $     --        $     --        $    517
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

         The interim financial statements of the Company as of and for the three months ended March 31, 2001 and 2000, are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations and cash flows have been included in such unaudited financial statements. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2001.

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

(2)  CHANGE IN ACCOUNTING ESTIMATES

     On January 23, 2001, the Company entered into a Surrender Agreement with the lessor of its office space, which provides for the early termination of its lease. As such, beginning on February 1, 2001, the remaining balance of leasehold improvements is being amortized over the six months remaining on the lease, the estimated useful life of these improvements.


(3)  COMMITMENTS

     In December 1999, the Company entered into a Content License Agreement with Yahoo! Inc. whereby the Company's content would be placed within Yahoo!'s web site for one year. As of March 31, 2001, under the terms of the Content License Agreement and a media insertion order, the Company remains obligated to pay Yahoo! an additional $229,167, which is included in accrued expenses. The Company is currently in negotiations with Yahoo! for a settlement of this obligation.

     In April 2000, the Company entered into a one-year engagement letter with Wit SoundView Corporation (Wit) whereby Wit SoundView Corporation and Wit Capital Corporation will act as the Company's exclusive financial advisors. In connection with this engagement letter, the Company has agreed to pay a monthly retainer fee and to compensate Wit in connection with specified business and financing transactions involving Dreamlife. As of March 31, 2001, $100,000 of deferred costs relate to fees owed Wit for a pending acquisition. In April 2000, the Company issued to Wit a five-year warrant to purchase 400,000 shares of common stock at $7.00 per share. The fair value of the warrants, amounting to $833,000, has been recorded as a deferred charge, reflected as a reduction to stockholders' equity in the accompanying balance sheets, pending the consummation of the related transaction.

     In July 2000, the Company entered into a content and distribution agreement with America Online, Inc. whereby the Company agreed to provide content aimed at small business users to AOL and Netscape Netcenter for eighteen months, in addition to receiving promotion across several AOL properties. As of March 31, 2001, the Company is obligated to pay America Online $500,000 through December 2001. The Company is currently in negotiations with America Online for a settlement of this obligation.


(4)  LOSS PER SHARE

     Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and diluted loss per share were the same for the three months ended March 31, 2001 and 2000 since the effect of all potential dilutive common stock equivalents was antidilutive. As of March 31, 2001 and December 31, 2000, there were options and warrants exercisable into 5,459,852 and 6,057,464 shares of common stock, respectively.

(5)  LINE OF CREDIT

     Under the terms of a Grid Time Promissory Note signed on October 24, 2000 to the order of The Chase Manhattan Bank, the Company obtained a line of credit for $1,500,000. The note bears interest at the prime rate (8.0% at March 31, 2001) and was due on November 30, 2000. On November 28, 2000, the maturity date of the note was extended to January 31, 2001. On January 15, 2001, the principal amount of the note was increased to $2.0 million and the maturity date was extended to April 30, 2001. On March 13, 2001, the principal amount of the note was further increased to $2.25 million.

     On April 12, 2001, the Company obtained a $50,000 short-term loan from an affiliate of CYL Development Holdings, LLC, a principal stockholder of the Company, which expired on April 30, 2001. On April 26, 2001, the line of credit with Chase Manhattan Bank was further increased to $2.4 million and the maturity date was extended to August 31, 2001. A portion of the proceeds of the increase in the line of credit was used to repay the $50,000 short-term loan (See note 10). An affiliate of CYL Development Holdings, LLC provides credit support for the line of credit.


(6)  SEVERANCE COSTS

     In May 2000, the Company entered into a Retention and Severance Agreement with Beth Polish, Dreamlife's then President and Chief Operating Officer, whereby, in addition to adjustments in stock option compensation, Dreamlife paid to Ms. Polish a bonus of $50,000 and agreed to pay to Ms. Polish severance in the amount of $300,000 in semi-monthly installments through May 2001. As of March 31 2001, unpaid severance costs of $50,000 are included in accrued liabilities.


(7)  EMPLOYMENT AGREEMENT

     In July 2000, the Company entered into a compensation arrangement with Peter A. Lund, Dreamlife's new Chief Executive Officer. Under the agreement between Mr. Lund and Dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Director's and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements, based on continued employment and is therefore being expensed over the two-year vesting period. Mr. Lund also received grants of 2,400,000 stock options under the Company's 1999 Stock Option Plan and 100,000 stock options from a principal shareholder. As of March 31, 2001, $1,286,000 in unpaid bonus expense is included in accrued expenses.

(8)  ACQUISITION

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


(9)  SHARE CONTRIBUTIONS

     On February 1, 2001, two of the Company's principal stockholders, Anthony Robbins and CYL Development Holdings, LLC, agreed to contribute common shares back to Dreamlife. The share contributions were effected on April 12, 2001 (see note 10).

(10) SUBSEQUENT EVENTS

     On April 12, 2001, the share contributions (see note 9) were effected. As a result of these contributions, Dreamlife's total number of common shares outstanding has been reduced from 40,368,351 to 17,959,955. Anthony Robbins and his affiliates contributed 17,031,297 shares to the Company and CYL Development Holdings, LLC contributed 5,377,099 shares to the Company.

     On April 12, 2001, the Company obtained a $50,000 short-term loan from an affiliate of CYL Development Holdings, LLC, a principal stockholder of the Company, which expired on April 30, 2001.

     On April 26, 2001, the Company's line of credit with The Chase Manhattan Bank was further increased to $2.4 million and the maturity date was extended to August 31, 2001. A portion of the proceeds from the increase in the line of credit was used to repay the $50,000 short-term loan.

PART I:  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PLAN OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and dreamlife, inc. ("Dreamlife") cautions you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 (filed with the Securities and Exchange Commission on April 17, 2001), including without limitation, (i) our ability to secure additional financing or complete a strategic transaction, (ii) the volatile and competitive nature of the Internet industry, (iii) changes in domestic and foreign economic and market conditions,
(iv) the effect of federal, state and foreign regulation on our business, (v) our ability to attract and maintain relationships with content providers, (vi) intellectual property and other claims, (vii) our ability to successfully implement and execute our acquisition strategy, and (viii) our ability to maintain our relationships with our customers in addition to the risks described below, as well as those discussed in our other public filings. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      "Dreamlife," the Dreamlife logo and "Quick Coach" are service marks of dreamlife, inc. Other marks are the property of their respective owners.

OVERVIEW

      We officially launched our website, WWW.DREAMLIFE.COM, in February 2000. The site was designed to enable our members to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, education tools and an interface with experts and peer support. In January 2001, we changed our business strategy. The change came in response to our inability to generate significant revenues under our original business model, as well as the increasingly difficult climate that business to consumer content-oriented sites face in the capital markets. Under the new strategy, we intend to focus on utilizing our website to provide education, inspiration and training tools for the sales forces of direct selling companies which we seek to acquire.

      In February 2001, we announced that we had entered into a non-binding letter of intent to acquire Discovery Toys, Inc., a leading direct seller of educational toys, books, games and software for children. If the transaction is consummated on the terms contemplated, it would be accounted for as a reverse acquisition. If the transaction is successfully completed, this will represent our first step in the implementation of our new strategy. There can be, however, no assurance that this transaction will be consummated.

      If the transaction is not completed or we are unable to secure additional financing before the end of the second quarter of 2001, we may be forced to cease operations.


RESULTS OF OPERATIONS

REVENUES

      We generated an immaterial amount of revenue during the first three months of 2001. Revenues for the three months ended March 31, 2001 and 2000 were $12,000 and $15,000, respectively, and were primarily a result of the sale of online courses and related products to our users. Cost of revenues were $7,000 and $6,000 for the three months ended March 31, 2001 and 2000, respectively, and are comprised of revenue share amounts due to our content providers and service fees due to our digital commerce service provider.

INTEREST INCOME

      We earned interest of approximately $1,000 on our cash balances for the three months ended March 31, 2001 versus $120,000 for the same period in 2000. The decrease is primarily a result of the significant decline in our cash balances.

EXPENSES

      Operating expenses for the three months ended March 31, 2001 totaled $1.8 million, of which $120,000 related to non-cash compensation expense for compensatory stock options previously granted to our directors. The remaining $1.7 million of expenses primarily consisted of internal salaries, business insurance, legal fees and other administrative expenses. Operating expenses for the period decreased by approximately $3.1 million compared to the first quarter of 2000 in which our operating expenses were $4.9 million. Of this amount, $1.6 million of the decrease was driven by a decline in non-cash items, including compensation expense for compensatory stock options and amortization of intangible assets we acquired from our transactions with the Concept Development and The Learning Annex. The remaining balance of the intangible assets was written-off during the third quarter of 2000, as a result of our decision to discontinue our relationship with The Learning Annex. The remaining $1.5 million decrease in operating expenses was primarily driven by a decline in advertising and marketing activities, a significant reduction in our staffing levels, as well as other reductions in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      We had $48,000 in cash and cash equivalents at March 31, 2001, compared to $244,000 at December 31, 2000.

      For the three months ended March 31, 2001, cash used in operating activities was $917,000, of which internal salaries and benefits expenses totaled approximately $500,000 and other operating expenses totaled approximately $400,000.

      For the three months ended March 31, 2001, cash used in investing activities was $3,000 for the payment of additional security deposits.

      Cash provided by financing activities was approximately $724,000, consisting of proceeds of $750,000 from a line of credit with The Chase Manhattan Bank partially offset by $26,000 for payments under capital lease obligations.

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

      We believe that we will continue to incur operating losses through at least 2001. In October 2000, the Company obtained a $1.5 million line of credit from The Chase Manhattan Bank. On January 15, 2001, our line of credit with The Chase Manhattan Bank was increased to $2.0 million and the maturity date was extended to April 30, 2001. On March 13, 2001, the line of credit was further increased to $2.25 million. On April 26, 2001, the line of credit was further increased to $2.4 million and the maturity date was extended to August 31, 2001. There can be no assurance that we will have sufficient funds to repay the loan when due.

      On April 12, 2001, the Company obtained a $50,000 short-term loan from an affiliate of CYL Development Holdings, LLC, a 12.8% stockholder, which expired on April 30, 2001. On April 30, 2001, the Company repaid this loan, utilizing a portion of the proceeds of the increase in the line of credit with The Chase Manhattan Bank. We expect that we will require additional financing before the end of the second quarter of 2001. We cannot assure you that we will be able to secure additional financing or that such financing, if any, will be available on favorable terms. If we are unable to obtain additional financing, we may be forced to cease operations.

      In December 1999, we entered into a Content License Agreement with Yahoo! Inc. whereby our content was placed within Yahoo!'s web site for one year. As of December 31, 2000, under the terms of the Content License Agreement and a media insertion order, we remain obligated to pay Yahoo! an additional $229,167, which is included in accrued expenses. We are currently negotiating with Yahoo! for a settlement of this obligation.

      In July 2000, we entered into an agreement with America Online, Inc. whereby we agreed to provide content aimed at small business users to AOL and Netscape Netcenter for eighteen (18) months, in addition to receiving promotion across several AOL properties. As of December 31, 2000, we are obligated to pay America Online $500,000 through December 2001. We are currently negotiating with America Online for a settlement of this obligation.

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


SUBSEQUENT EVENTS

      On February 1, 2001, two of the Company's principal shareholders, Anthony
J. Robbins and his affiliates and CYL Development Holdings, LLC agreed to contribute back shares to the Company. The share contributions were effected on April 12, 2001. As a result of these contributions, our total number of common shares outstanding has been reduced from 40,368,351 to 17,959,955. Anthony Robbins and his affiliates contributed 17,031,297 shares to the Company and CYL Development Holdings, LLC contributed 5,377,099 shares to the Company. After giving effect to the contributions, Mr. Robbins and his affiliates own approximately 33.4% of our outstanding common stock and Development Holdings owns approximately 12.8% of our outstanding common stock.

      On April 26, 2001, the Company's line of credit with The Chase Manhattan Bank was further increased to $2.4 million and the maturity date was extended to August 31, 2001. The interest on the note is at the bank's prime rate. An affiliate of CYL provides credit support for the line of credit. We expect that we will require additional financing before the end of the second quarter of 2001. We cannot assure you that we will be able to secure additional financing or that such financing, if any, will be available on favorable terms. If we are unable to obtain additional financing, we may be forced to cease operations.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


Exhibit
Number        Description and Method of Filing
-------       ----------------------------------------

3(i).1        Restated Certificate of Incorporation(1)

3(i).2 Certificate of Amendment to Certificate of Incorporation dated June 18, 1987(2)

3(i).3 Certificate of Amendment to Certificate of Incorporation dated November 17, 1989(3)

3(i).4 Certificate of Amendment to Certificate of Incorporation filed November 3, 1999(4)

3(i).5 Certificate of Amendment to Certificate of Incorporation filed December 13, 1999(5)

3(ii)         Amended and Restated By-Laws(6)

10.1 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 15, 2001(7).

10.2 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001(7)

10.3 Grid Time Promissory Note to The Chase Manhattan Bank for $2,400,000 dated April 26, 2001

10.4 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and dreamlife, inc. dated January 23, 2001(7)

10.5 Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001(7)

----------
(1) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.

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

(7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

      (b)   Reports on Form 8-K

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

         On May 3, 2001, Dreamlife filed a report on Form 8-K dated April 30, 2001 under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Information and Exhibits) to report the increase of the $2.25 million short-term financing previously received to $2.4 million and the extension of the maturity date to August 31, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DREAMLIFE, INC.



Dated:         May 15, 2001               By: /s/ Peter A. Lund
            -----------------                -----------------------------------
                                                Peter A. Lund
                                                Chief Executive Officer


                                          By: /s/ Philicia G. Levinson
                                             -----------------------------------
                                                Philicia G. Levinson
                                                Senior Vice President,
                                                Chief Financial Officer,
                                                Secretary and Treasurer

                                  EXHIBIT INDEX


Exhibit
Number        Description and Method of Filing
-------       ----------------------------------------

3(i).1        Restated Certificate of Incorporation(1)

3(i).2 Certificate of Amendment to Certificate of Incorporation dated June 18, 1987(2)

3(i).3 Certificate of Amendment to Certificate of Incorporation dated November 17, 1989(3)

3(i).4 Certificate of Amendment to Certificate of Incorporation filed November 3, 1999(4)

3(i).5 Certificate of Amendment to Certificate of Incorporation filed December 13, 1999(5)

3(ii)         Amended and Restated By-Laws(6)

10.1 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 15, 2001(7).

10.2 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001(7)

10.3 Grid Time Promissory Note to The Chase Manhattan Bank for $2,400,000 dated April 26, 2001

10.4 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and dreamlife, inc. dated January 23, 2001(7)

10.5 Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001(7)

----------
(1) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.

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

(7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.