Form 10-Q
period 2001-06-30
DREAMLIFE INC
filed 2001-08-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                     -------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15586

                                 DREAMLIFE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      52-1373960
--------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

425 West 15th Street, 3rd Floor, New York, New York             10011
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

      THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF AUGUST 14, 2001 WAS AS FOLLOWS: 56,132,098 SHARES OF COMMON STOCK

                                    PART I:
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                      (in thousands, except share amounts)

                                     ASSETS

                                                                                            June 30,     December 31,
                                                                                              2001           2000
                                                                                            --------       --------
                                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                                               $  1,557       $    244
    Prepaid expenses and other current assets                                                     15             65
                                                                                            --------       --------
                   Total current assets                                                        1,572            309

Property and equipment, net of accumulated depreciation of $937 and $553, respectively           558            975
Deferred costs                                                                                    --            100
Security deposits                                                                                 89            277
                                                                                            --------       --------

                   Total assets                                                             $  2,219       $  1,661
                                                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                        $    419       $    260
    Accrued expenses                                                                           1,762          1,386
    Notes payable                                                                              2,400          1,500
    Obligations under capital lease, current portion                                               6             81
                                                                                            --------       --------
                   Total current liabilities                                                   4,587          3,227

Obligations under capital lease, net of current portion                                           --              1

Stockholders' deficit:
    Common stock - $.01 par value. Authorized 100,000,000 shares;
       issued 42,368,351 shares and 40,368,351 shares, respectively                              423            403
    Treasury stock, 22,408,396 and 0 shares, at cost                                              --             --
    Additional paid-in capital                                                                36,259         34,399
    Deferred compensation                                                                       (137)        (1,256)
    Deficit accumulated during the development stage                                         (38,913)       (35,113)
                                                                                            --------       --------

                   Total stockholders' deficit                                                (2,368)        (1,567)
                                                                                            --------       --------

                   Total liabilities and stockholders' deficit                              $  2,219       $  1,661
                                                                                            ========       ========

See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations
                     (in thousands, except per share amount)

                                                                                                                        Period from
                                                                                                                      April 21, 1999
                                                        Three Months    Three Months    Six Months       Six Months      (date of
                                                            Ended           Ended         Ended            Ended       inception) to
                                                        June 30, 2001   June 30, 2000  June 30, 2001   June 30, 2000   June 30, 2001
                                                        -------------   -------------  -------------   -------------   -------------
                                                         (unaudited)     (unaudited)    (unaudited)      (unaudited)     (unaudited)
Revenues:
    Interactive services revenue                           $     --        $     13        $      6        $     27        $     55
    Commerce                                                      2              --               8               1              20
                                                           --------        --------        --------        --------        --------
                   Total revenue                                  2              13              14              28              75

Cost of revenues                                                  5              12              12              18              60
                                                           --------        --------        --------        --------        --------
                                                                 (3)              1               2              10              15

Expenses:
    Noncash compensation expense                           $    879        $    548        $    999        $  1,634        $ 11,462
    Write-down and amortization of intangible assets             --             594              --           1,188           7,130
    Advertising and marketing                                     4             846             142           1,454           3,426
    General and administrative                                1,214           2,906           2,738           5,545          17,588
                                                           --------        --------        --------        --------        --------
                   Total operating expenses                   2,097           4,894           3,879           9,821          39,606

Operating Loss                                               (2,100)         (4,893)         (3,877)         (9,811)        (39,591)

Other income (expense):
    Loss on disposal of equipment                               (24)             --             (24)             --             (24)
    Gain on settlements with vendors                            264              --             264              --             264
    Interest expense                                           (120)             --            (168)             --            (183)
    Interest income                                               4              82               5             202             621
                                                           --------        --------        --------        --------        --------
                   Net loss                                  (1,976)         (4,811)         (3,800)         (9,609)        (38,913)

Beneficial conversion attributable to preferred stock            --              --              --              --          13,617
                                                           --------        --------        --------        --------        --------

                   Net loss to common stockholders         $ (1,976)       $ (4,811)       $ (3,800)       $ (9,609)       $(52,530)
                                                           ========        ========        ========        ========        ========

Basic and diluted net loss per common share                $  (0.09)       $  (0.12)       $  (0.12)       $  (0.24)       $  (1.74)
                                                           ========        ========        ========        ========        ========

Basic and diluted weighted average outstanding
  common shares                                              21,311          40,368          30,787          40,368          30,267
                                                           ========        ========        ========        ========        ========

See accompanying notes to financial statements.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                  Statements of Stockholders' (Deficit) Equity

                 Period from April 21, 1999 (date of inception)
                                to June 30, 2001

                      (in thousands, except share amounts)

                                                                CONVERTIBLE PREFERRED STOCK     CONVERTIBLE PREFERRED STOCK
                                            COMMON STOCK          SERIES A PAR VALUE $.01         SERIES B PAR VALUE $.01
                                                                ---------------------------     ---------------------------
                                           SHARES     AMOUNT      SHARES           AMOUNT         SHARES            AMOUNT
                                         ----------  --------   ----------       ----------     ----------         --------
Issuance of shares pursuant to
     merger of dreamlife, inc. and
     CYL                                  7,047,828    $   70           --       $       --             --         $     --

Issuance of shares to members
     of CYL pursuant to merger                   --        --       99,059                1             --               --

Issuance of shares in private
     placement, net of expenses                  --        --           --               --        178,582                2

Issuance of shares to acquire
     Concept Development, Inc.                   --        --           --               --             --               --

Issuance of shares pursuant to
     exclusive license agreement                 --        --           --               --             --               --

Exercise of stock options                   268,857         3           --               --             --               --

Issuance of common stock
     options                                     --        --           --               --             --               --

Deferred compensation expense                    --        --           --               --             --               --

Conversion of Convertible
     Preferred Stock Series B             1,785,820        18           --               --       (178,582)              (2)

Conversion of Convertible
     Preferred Stock Series C               557,450         5           --               --             --               --

Distribution of discontinued
     operations                                  --         -           --               --             --               --

Conversion of Convertible
     Preferred Stock Series A            30,708,396       307      (99,059)              (1)            --               --

Net loss for the period from
     April 21, 1999 (date of
     inception) to
     December 31, 1999                           --        --           --               --             --               --
                                         ----------    ------   ----------       ----------     ----------         --------

Balance at December  31, 1999            40,368,351       403           --               --             --               --

Cancellation of stock options                    --        --           --               --             --               --

Deferred compensation expense                    --        --           --               --             --               --

Issuance of warrants                             --        --           --               --             --               --

Net loss for the year
     ended December 31, 2000                     --        --           --               --             --               --
                                         ----------    ------   ----------       ----------     ----------         --------

Balance at December 31, 2000             40,368,351       403           --               --             --               --

Cancellation of stock options*                   --        --           --               --             --               --

Deferred compensation expense*                   --        --           --               --             --               --

Reduction in shares
     outstanding pursuant to
     Contribution Agreement*            (22,408,396)       --           --               --             --               --

Issuance of shares in private                              --
     placement*                           2,000,000        20           --               --             --               --

Net loss for the six months
     ended June 30, 2001*                        --        --           --               --             --               --
                                         ----------    ------   ----------       ----------     ----------         --------

Balance at June 30, 2001*                19,959,955    $  423           --       $       --             --         $     --
                                         ==========    ======   ==========       ==========     ==========         ========

                                                                                  DISTRIBUTION OF
                                       CONVERTIBLE PREFERRED STOCK                  DISCONTINUED
                                         SERIES C PAR VALUE $.01      ADDITIONAL   OPERATION TO
                                       ---------------------------      PAID-IN       COMMON         DEFERRED
                                         SHARES           AMOUNT        CAPITAL    STOCKHOLDERS    COMPENSATION
                                       ---------         ---------    ----------   ------------    ------------
Issuance of shares pursuant to
     merger of dreamlife, inc. and
     CYL                                      --         $      --    $    4,169   $     (1,239)   $         --

Issuance of shares to members
     of CYL pursuant to merger                --                --            (1)            --              --

Issuance of shares in private
     placement, net of expenses               --                --        15,064             --              --

Issuance of shares to acquire
     Concept Development, Inc.            50,000                 1         4,499             --              --

Issuance of shares pursuant to
     exclusive license agreement           5,745                --           517             --              --

Exercise of stock options                     --                --            (3)            --              --

Issuance of common stock
     options                                  --                --        14,362             --         (14,362)

Deferred compensation expense                 --                --            --             --           8,572

Conversion of Convertible
     Preferred Stock Series B                 --                --           (16)            --              --

Conversion of Convertible
     Preferred Stock Series C            (55,745)               (1)           (4)            --              --

Distribution of discontinued
     operations                               --                --        (1,239)         1,239              --

Conversion of Convertible
     Preferred Stock Series A                 --                --          (306)            --              --

Net loss for the period from
     April 21, 1999 (date of
     inception) to
     December 31, 1999                        --                --            --             --              --
                                       ---------         ---------    ----------   ------------    ------------

Balance at December  31, 1999                 --                --        37,042             --          (5,790)

Cancellation of stock options                 --                --        (3,476)            --           3,476

Deferred compensation expense                 --                --            --             --           1,891

Issuance of warrants                          --                --           833             --            (833)

Net loss for the year
     ended December 31, 2000                  --                --            --             --              --
                                       ---------         ---------    ----------   ------------    ------------

Balance at December 31, 2000                  --                --        34,399             --          (1,256)

Cancellation of stock options*                --                --          (120)            --             120

Deferred compensation expense*                --                --            --             --             999

Reduction in shares
     outstanding pursuant to
     Contribution Agreement*                  --                --            --             --              --

Issuance of shares in private
     placement*                               --                --         1,980             --              --

Net loss for the six months
     ended June 30, 2001*                     --                --            --             --              --
                                       ---------         ---------    ----------   ------------    ------------

Balance at June 30, 2001*                     --         $      --    $   36,259   $         --    $       (137)
                                       =========         =========    ==========   ============    ============

                                         DEFICIT
                                       ACCUMULATED
                                        DURING THE
                                       DEVELOPMENT
                                          STAGE            TOTAL
                                       -----------       ---------
Issuance of shares pursuant to
     merger of dreamlife, inc. and
     CYL                               $        --       $   3,000

Issuance of shares to members
     of CYL pursuant to merger                  --              --

Issuance of shares in private
     placement, net of expenses                 --          15,066

Issuance of shares to acquire
     Concept Development, Inc.                  --           4,500

Issuance of shares pursuant to
     exclusive license agreement                --             517

Exercise of stock options                       --              --

Issuance of common stock
     options                                    --              --

Deferred compensation expense                   --           8,572

Conversion of Convertible
     Preferred Stock Series B                   --              --

Conversion of Convertible
     Preferred Stock Series C                   --              --

Distribution of discontinued
     operations                                 --              --

Conversion of Convertible
     Preferred Stock Series A                   --              --

Net loss for the period from
     April 21, 1999 (date of
     inception) to
     December 31, 1999                     (14,704)        (14,704)
                                       -----------       ---------

Balance at December  31, 1999              (14,704)         16,951

Cancellation of stock options                   --              --

Deferred compensation expense                   --           1,891

Issuance of warrants                            --              --

Net loss for the year
     ended December 31, 2000               (20,409)        (20,409)
                                       -----------       ---------

Balance at December 31, 2000               (35,113)         (1,567)

Cancellation of stock options*                  --              --

Deferred compensation expense*                  --             999

Reduction in shares
     outstanding pursuant to
     Contribution Agreement*                    --              --

Issuance of shares in private
     placement*                                 --           2,000

Net loss for the six months
     ended June 30, 2001*                   (3,800)         (3,800)
                                       -----------       ---------

Balance at June 30, 2001*              $   (38,913)      $  (2,368)
                                       ===========       =========

*     Indicates unaudited amounts

See accompanying notes to financial statements

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                 (in thousands)

                                                                                                                    Period from
                                                                                                                   April 21, 1999
                                                                            Six Months Ended   Six Months Ended  (date of inception)
                                                                              June 30, 2001      June 30, 2000    to June 30, 2001
                                                                              -------------      -------------    ----------------
                                                                               (unaudited)        (unaudited)        (unaudited)
Cash flows from operating activities:
    Net loss                                                                      $(3,800)         $ (9,609)          $(38,913)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Noncash compensation expense                                                   999             1,634             11,462
       Depreciation and amortization                                                  384             1,404              4,106
       Write-down of intangible assets                                                 --                --              3,961
       Loss on disposal of assets                                                      24                --                 24
       Changes in:
          Accounts receivable                                                          --                (7)                --
          Prepaid expenses and other                                                   50               298                (15)
          Deferred costs                                                              100                --                100
          Cash held in escrow                                                          --               100                 --
          Accounts payable and accrued expenses                                       535               396              2,181
                                                                                  -------          --------           --------

                   Net cash used in operating activities                           (1,708)           (5,784)           (17,094)
                                                                                  -------          --------           --------

Cash flows from investing activities:
    Proceeds from sale (acquisitions) of property and equipment                         9              (414)            (1,311)
    Payment of deferred costs                                                          --               (75)              (100)
    Acquisition of Concept Development, Inc.                                           --                --             (2,113)
    (Payment) reduction of security deposits                                          188                --                (89)
                                                                                  -------          --------           --------

                   Net cash provided by (used in) investing activities                197              (489)            (3,613)
                                                                                  -------          --------           --------

Cash flows from financing activities:
    Proceeds from line of credit                                                      900                --              2,400
    Net proceeds from sale of Series B Convertible Preferred Stock                     --                --             15,066
    Net proceeds from sale of common stock                                          2,000                --              2,000
    Cash acquired pursuant to merger of dreamlife, inc. and Change Your Life.com       --                --              3,000
    Payments under capital lease obligations                                          (76)              (51)              (202)
                                                                                  -------          --------           --------

                   Net cash provided by (used in) financing activities              2,824               (51)            22,264
                                                                                  -------          --------           --------

                   Net increase (decrease) in cash and cash equivalents             1,313            (6,324)             1,557

                   Cash and cash equivalents at beginning of period                   244            10,459                 --
                                                                                  -------          --------           --------

                   Cash and cash equivalents at end of period                     $ 1,557          $  4,135           $  1,557
                                                                                  =======          ========           ========

Supplemental information of noncash investing and financing activities:
    Common stock dividend to effect USN Spin-Off                                  $    --          $     --           $  1,239
                                                                                  =======          ========           ========

    Computer equipment acquired under capital lease                               $    --          $     17           $    208
                                                                                  =======          ========           ========

    Issuance of Series C Convertible Preferred Stock in acquisition of Concept
       Development, Inc.                                                          $    --          $     --           $  4,500
                                                                                  =======          ========           ========

    Stock issued for exclusive license agreement                                  $    --          $     --           $    517
                                                                                  =======          ========           ========

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

            On January 31, 2001, the Board of Directors of Dreamlife approved a change in the Company's business strategy. Under the new strategy, the Company began to focus on the acquisition of Discovery Toys and other potential acquisitions. In connection with the new strategy, the Company began to re-evaluate the utilization of its website.

            The interim financial statements of the Company as of and for the three and six months ended June 30, 2001 and 2000, are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations and cash flows have been included in such unaudited financial statements. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 2001.

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

(3)   COMMITMENTS

      In April 2000, the Company entered into a one-year engagement letter with Wit SoundView Corporation (Wit) whereby Wit SoundView Corporation and Wit Capital Corporation will act as the Company's exclusive financial advisors. In connection with this engagement letter, the Company has agreed to pay a monthly retainer fee and to compensate Wit in connection with specified business and financing transactions involving Dreamlife. As of December 31, 2000, $100,000 of deferred costs related to fees owed Wit for a pending acquisition. In April 2000, the Company issued to Wit a five-year warrant to purchase 400,000 shares of common stock at $7.00 per share. The fair value of the warrants, amounting to $833,000, was recorded as a deferred charge, reflected as a reduction to stockholders' equity pending the consummation of the related transaction. As a result of the consummation of the Discovery Toys acquisition in July 2001, which is being accounted for as a reverse acquisition, the Company is the acquiree for accounting purposes and; therefore, the $933,000 of previously deferred charges were expensed in the three months ended June 30, 2001.

(4)   LOSS PER SHARE

      Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities such as convertible preferred stock, stock options and warrants were exercised or converted into common stock. Basic and diluted loss per share were the same for the six months ended June 30, 2001 and 2000 since the effect of all potential dilutive common stock equivalents was antidilutive. As of June 30, 2001 and December 31, 2000, there were options and warrants exercisable into 5,288,223 and 6,057,464 shares of common stock, respectively.

(5)   LOSS ON DISPOSAL OF EQUIPMENT

      In May 2001, the Company sold its telephone equipment. In connection with the disposition, the Company realized a loss of $24,000.

(6)   GAIN ON SETTLEMENTS WITH VENDORS

      In June 2001, the Company settled its obligations with two of its vendors, America Online, Inc. and Yahoo! Inc. As a result of these settlements, the Company realized a gain of approximately $264,000.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

(7)   LINE OF CREDIT

      Under the terms of a Grid Time Promissory Note signed on October 24, 2000 to the order of The Chase Manhattan Bank, the Company obtained a line of credit for $1,500,000, which bore interest at the prime rate and was due on November 30, 2000. On November 28, 2000, the maturity date of the note was extended to January 31, 2001. On January 15, 2001, the principal amount of the note was increased to $2.0 million and the maturity date was extended to April 30, 2001. On March 13, 2001, the principal amount of the note was further increased to $2.25 million.

      On April 12, 2001, the Company obtained a $50,000 short-term loan from an affiliate of CYL Development Holdings, LLC, a principal stockholder of the Company, which expired on April 30, 2001. On April 26, 2001, the line of credit with Chase Manhattan Bank was further increased to $2.4 million and the maturity date was extended to August 31, 2001. A portion of the proceeds of the increase in the line of credit was used to repay the $50,000 short-term loan. An affiliate of CYL Development Holdings, LLC provided credit support for the line of credit.

      On July 18, 2001, the Company issued 2,400,000 shares of common stock to CYL Development Holdings, LLC in exchange for cancellation of the $2.4 million promissory note described above. The promissory note was assigned by The Chase Manhattan Bank to CYL Development Holdings, LLC (see note
      13).

(8)   CAPITAL LEASES

      In May 2001, the Company renegotiated several of its capitalized equipment leases. Under the new terms, ownership of the underlying equipment will be transferred to the Company upon completion of monthly payments ending in September 2001.

(9)   EMPLOYMENT AGREEMENT

      In July 2000, the Company entered into a compensation arrangement with Peter A. Lund, Dreamlife's new Chief Executive Officer. Under the agreement between Mr. Lund and Dreamlife, Mr. Lund will receive an annual base salary of $300,000, subject to change at the discretion of the Board of Directors. The agreement also provides for a discretionary bonus that may be granted as determined by the Board of Director's and a guaranteed deferred bonus of up to $3,000,000 payable in a lump sum on May 22, 2003. The deferred bonus is subject to vesting requirements, based on continued employment and is therefore being expensed over the two-year vesting period. Mr. Lund also received grants of 2,400,000 stock options under the Company's 1999 Stock Option Plan and 100,000 stock options from a principal shareholder. As of June 30, 2001, $1,660,000 in unpaid bonus expense is included in accrued expenses.

      As a condition to the closing of the acquisition of Discovery Toys, Inc. (see note 13), the Company and Peter A. Lund agreed to amend the Offer Letter between them dated July 24, 2000. The amendment

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

      accelerated the vesting of the unvested portion of the three million dollar bonus provided for in the Offer Letter and extended the payment dates of such bonus.

(10)  SHARE CONTRIBUTIONS

      On February 1, 2001, two of the Company's principal stockholders, Anthony Robbins and CYL Development Holdings, LLC, agreed to contribute common shares back to Dreamlife. The share contributions were effected on April 12, 2001. As a result of these contributions, Dreamlife's total number of common shares outstanding was reduced from 40,368,351 to 17,959,955. Anthony Robbins and his affiliates contributed 17,031,297 shares to the Company and CYL Development Holdings, LLC contributed 5,377,099 shares to the Company.

(11)  EQUITY FINANCING

      On June 12, 2001, the Company sold in a private placement 2,000,000 shares of common stock at a purchase price of $1.00 per share. The private placement resulted in net proceeds of $2.0 million. The shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933. The Company has agreed to file a registration statement under the Securities Act of 1933 to register the resale of the shares of common stock issued within ninety days of the closing of the financing.

(12)  DEFERRED COMPENSATION

      On April 16, 2001, Fredric D. Rosen resigned as a Director of Dreamlife. At the time of his resignation, 20,000 of his stock options were not vested and therefore were forfeited upon his resignation. As a result, the Company reversed $120,000 in deferred compensation relating to those options.

(13)  SUBSEQUENT EVENTS

      On July 18, 2001, the Company acquired Discovery Toys, Inc., a California corporation, pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among dreamlife, inc., Discovery Toys and the holders of all of the issued and outstanding capital stock of Discovery Toys. Discovery Toys is a direct seller of approximately 200 education toys, books, games and software for children. Discovery Toys will operate as a wholly owned subsidiary of Dreamlife. Pursuant to the Stock Purchase Agreement, Dreamlife issued an aggregate of 33,772,143 shares of common stock to the stockholders of Discovery Toys in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys. Subsequent to the acquisition, the former stockholders of Discovery Toys hold a majority of the voting interests in Dreamlife. Accordingly, this transaction will be treated as a reverse acquisition for accounting purposes. Subsequent to the acquisition the Company continues to evaluate the utilization of its website in connection with the acquisition of Discovery Toys and other potential acquisitions.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

      After giving effect to the issuance of the common stock pursuant to the Stock Purchase Agreement and the issuance of the common stock pursuant to the Note Exchange agreement described below, the Company has outstanding 56,132,098 shares of common stock. As a result of such issuances by the Company, immediately after the acquisition, the former stockholders of Discovery Toys will own approximately 60% of the voting power of Dreamlife and the stockholders of Dreamlife immediately prior to the consummation of the acquisition of Discovery Toys will own approximately 40% of the voting power of Dreamlife.

      As a condition to the closing of the acquisition described above and pursuant to a Note Exchange Agreement dated as of July 18, 2001, the Company issued 2,400,000 shares of common stock to CYL Development Holdings, LLC in exchange for cancellation of a $2.4 million promissory note, payable by Dreamlife. The promissory note, which was initially issued by Dreamlife payable to The Chase Manhattan Bank, was assigned by The Chase Manhattan Bank to CYL Development Holdings, LLC, a principal stockholder in Dreamlife.

      As a condition to the closing of the acquisition described above, the Company and Peter A. Lund agreed to amend the Offer Letter between them dated July 24, 2000. The amendment accelerated the vesting of the unvested portion of the three million dollar bonus provided for in the Offer Letter and modified the payment dates of such bonus.

(14)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company has adopted the provisions of Statement 141 as of July 1, 2001 and will adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

                                 DREAMLIFE, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

      Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

      As a result of the Discovery Toys acquisition in July 2001, the Company has not yet assessed the impact of the implementation of these statements on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and dreamlife, inc. ("dreamlife") cautions you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 (filed with the Securities and Exchange Commission on April 17, 2001), including without limitation, (i) our ability to secure additional financing or complete additional strategic transactions, (ii) the volatile and competitive nature of the Internet industry, (iii) changes in domestic and foreign economic and market conditions, (iv) the effect of federal, state and foreign regulation on our business, (v) intellectual property and other claims, (vi) our ability to successfully implement and execute our acquisition strategy, and (vii) our ability to maintain our relationships with our customers in addition to the risks described below, as well as those discussed in our other public filings. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      "Dreamlife," the Dreamlife logo and "Quick Coach" are service marks of dreamlife, inc. Other marks are the property of their respective owners.

OVERVIEW

      We officially launched our website, www.dreamlife.com, in February 2000. The site was designed to enable our users to reach personal and professional goals by assessing, defining and pursuing their aspirations through the use of technology, coaching, communities, courses, education tools and an interface with experts and peer support. In January 2001, we changed our business strategy. The change came in response to our inability to generate significant revenues under our original business model, as well as the increasingly difficult climate that business to consumer content-oriented sites face in the capital markets. Under the new strategy, we began to focus on the acquisition of Discovery Toys and other potential acquisitions. In connection with the new strategy, we have continued to evaluate the utilization of the website.

      In February 2001, we announced that we had entered into a non-binding letter of intent to acquire Discovery Toys, Inc., a leading direct seller of educational toys, books, games and software for children. The transaction was completed on July 18, 2001.

RESULTS OF OPERATIONS

REVENUES

      We generated an immaterial amount of revenue during the first six months of 2001. Revenues for the six months ended June 30, 2001 and the three months ended June 30, 2001 were $14,000 and $2,000, respectively, compared to revenues of $28,000 and $13,000 for the same periods in 2000. Revenues were primarily a result of the sale of online courses and related products to the users of our website. The decrease in 2001 was driven by a decline in the Company's marketing and advertising expenditures.

      Cost of revenues declined to $18,000 for the six months ended June 30, 2001 from $12,000 for the same period in 2000. Costs of revenues declined to $5,000 from $12,000 for the three months ended June 30, 2001 and 2000, respectively. Cost of revenues are comprised of revenue share amounts due to our content providers and service fees due to our digital commerce service provider.

GAIN ON SETTLEMENT

      In June 2001, the Company settled its obligations with two of its vendors, America Online, Inc. and Yahoo! Inc. As a result of these settlements, the Company realized a gain of approximately $264,000.

INTEREST INCOME

      We earned interest of approximately $5,000 on our cash balances for the six months ended June 30, 2001 versus $202,000 for the same period in 2000. For the three months ended June 30, 2001, we earned interest of approximately $4,000 versus $82,000 for the same period in 2000. The decrease is primarily a result of the significant decline in our cash balances.

EXPENSES

      Operating expenses for the six months ended June 30, 2001 totaled $3.9 million, of which $166,000 related to non-cash compensation expense for compensatory stock options previously granted to our directors and $933,000 relates to previously deferred acquisition-related costs which were expensed as the Company is the acquiree for accounting purposes in the Discovery Toys acquisition. The remaining $2.8 million of expenses primarily consisted of internal salaries, business insurance, legal fees and other administrative expenses. Operating expenses for the period decreased by approximately $5.9 million compared to the first six months of 2000 in which our operating expenses were $9.8 million. Of this amount, $1.8 million of the decrease was driven by a decline in non-cash items, including compensation expense for compensatory stock options and amortization of intangible assets we acquired from our transactions with the Concept Development and The Learning Annex. The remaining balance of the intangible assets was written-off during the third quarter of 2000, as a result of our decision to discontinue our relationship with The Learning Annex. The remaining $4.1 million decrease in operating expenses was primarily driven by a decline in advertising and marketing activities, a significant reduction in our staffing levels, as well as other reductions in administrative expenses.

      Operating expenses for the three months ended June 30, 2001 totaled $2.1 million, of which $46,000 related to non-cash compensation expense for compensatory stock options previously granted to our directors and $933,000 relates to previously deferred costs which were expensed as the Company is the acquiree for accounting purposes in the Discovery Toys acquisition. The remaining $1.1 million of expenses primarily consisted of internal salaries, business insurance, legal fees and other administrative expenses. Operating expenses for the period decreased by approximately $2.8 million compared to the second quarter of 2000 in which our operating expenses were $4.9 million. Of this amount, $0.3 million of the decrease was driven by a decline in non-cash items, including compensation expense for compensatory stock options and amortization of intangible assets we acquired from our transactions with the Concept Development and The Learning Annex. The remaining $2.5 million decrease in operating expenses was primarily driven by a decline in advertising and marketing activities, a significant reduction in our staffing levels, as well as other reductions in administrative expenses.

      Interest expense in the 2001 periods related to the Company's notes payable and capital lease obligations, which were not outstanding in the same periods of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We had $1,557,000 in cash and cash equivalents at June 30, 2001, compared to $244,000 at December 31, 2000.

      For the six months ended June 30, 2001, cash used in operating activities was $1,708,000, of which internal salaries and benefits expenses totaled approximately $640,000 and other operating expenses totaled approximately $1,068,000.

      For the six months ended June 30, 2001, cash provided by investing activities was $197,000 from a reduction in the security deposit for our office space and proceeds from the sale of telephone equipment.

      Cash provided by financing activities was approximately $2,824,000, consisting of proceeds of $900,000 from a line of credit with The Chase Manhattan Bank and $2,000,000 from a private equity placement, partially offset by $76,000 for payments under capital lease obligations.

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

      On July 18, 2001, the Company issued 2,400,000 shares of common stock to CYL Development Holdings, LLC in exchange for cancellation of the $2.4 million promissory note described above. The promissory note was assigned by The Chase Manhattan Bank to CYL Development Holdings, LLC.

      On June 12, 2001, the Company sold in a private placement 2,000,000 shares of common stock at a purchase price of $1.00 per share. The private placement resulted in net proceeds of $2.0 million. The shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933. The Company has agreed to file a registration statement under the Securities Act of 1933 to register the resale of the shares of common stock issued within ninety days of the closing of the financing.

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

      As a condition to the closing of the acquisition of Discovery Toys, Inc. described below, the Company and Peter A. Lund agreed to amend the Offer Letter between them dated July 24, 2000. The amendment accelerated the vesting of the unvested portion of the three million dollar bonus provided for in the Offer Letter and extended the payment dates of such bonus.

      On February 1, 2001, two of the Company's principal shareholders, Anthony
J. Robbins and his affiliates and CYL Development Holdings, LLC agreed to contribute back shares to the Company. The share contributions were effected on April 12, 2001. As a result of these contributions, our total number of common shares outstanding was reduced by 22,408,396. Anthony Robbins and his affiliates contributed 17,031,297 shares to the Company and CYL Development Holdings, LLC contributed 5,377,099 shares to the Company.

SUBSEQUENT EVENTS

      On July 18, 2001, dreamlife acquired Discovery Toys, Inc., a California corporation, pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among dreamlife, Discovery Toys and the holders of all of the issued and outstanding capital stock of Discovery Toys (the "Discovery Toys Stockholders"). Discovery Toys is a direct seller of approximately 200 educational toys, books, games and software for children. Discovery Toys will operate as a wholly owned subsidiary of dreamlife. dreamlife will apply its resources and talent by providing ongoing motivational training and educational tools for the more than 20,000 Educational Consultants who represent Discovery Toys in both the United States and Canada. Pursuant to the Stock Purchase Agreement, dreamlife issued an aggregate of 33,772,143 shares of common stock to the stockholders of Discovery Toys in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys. Dreamlife issued the shares to the Discovery Toys stockholders pursuant to an exemption from the registration requirements of the Securities Act of 1933 under section 4(2) of the Securities Act of 1933. Subsequent to the acquisition, the former Discovery Toys stockholders hold a majority of the voting interests in dreamlife. Accordingly, this transaction will be treated as a reverse acquisition for accounting purposes. As this business combination has been finalized, the $933,000 of previously deferred acquisition-related charges related to the agreement with Wit were expensed in the three month period ended June 30, 2001.

      As part of the transactions contemplated by the Stock Purchase Agreement, the Board of Directors of dreamlife amended and restated its By-Laws. The Amended and Restated By-Laws provide that the Board of Directors shall consist of nine members. The initial members of the Board of Directors following the Company's acquisition of Discovery Toys consists of two groups, the dreamlife directors and the Discovery Toys directors. The dreamlife directors are Jonathan
C. Klein, Peter A. Lund, Anthony J. Robbins and Charles D. Peebler, Jr. The Discovery Toys directors are Julius Koppelman, William S. Walsh, Anthony R. Calandra and James M. Cascino. There is one vacancy on the Board of Directors to be filled by the vote of a majority of the directors (the "Outside Director"). The person so selected shall serve until the next annual meeting of stockholders. If any dreamlife director or Discovery Toys director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board of Directors, the replacement of that director will be nominated by the majority of the remaining directors of the group to which such director shall have been a member, or the sole remaining director of such group if applicable. If the Outside Director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board of Directors, the replacement of such director will be filled by the vote of a majority of the remaining directors. The Amended and Restated By-laws also provide that the dreamlife directors and the Discovery Toys directors shall each have the right to nominate four persons as directors of dreamlife. Initially, Peter A. Lund shall serve as the Chairman of the Board of Directors and Julius Koppelman and Anthony J. Robbins shall serve as Vice-Chairmen of the Board of Directors. Prior to the consummation of the acquisition described above, H. Peter Guber and Bruce L. Stein resigned as members of the Board of Directors of dreamlife.

      This agreement provides that dreamlife shall use reasonable commercial efforts to file a Registration Statement with the Securities and Exchange Commission for the public sale of the shares of dreamlife common stock issued pursuant to the Stock Purchase Agreement within ninety days of the date of the Stock Purchase Agreement. Additionally, dreamlife, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC agreed to terminate the Stockholder Agreement by and among them dated May 27, 1999 pursuant to a Termination Agreement dated July 18, 2001. After giving effect to the issuance of the common stock pursuant to the Stock Purchase Agreement and the issuance of the common stock pursuant to the Note Exchange Agreement described below, dreamlife has outstanding 56,132,098 shares of common stock. As a result of such issuances by the Company, immediately after the acquisition, the former stockholders of Discovery Toys will own approximately 60% of the voting power of dreamlife and the stockholders of dreamlife immediately prior to the consummation of the acquisition of Discovery Toys will own approximately 40% of the voting power of dreamlife.

      As a condition to the closing of the acquisition described above, dreamlife issued 2,400,000 shares of common stock to CYL Development Holdings, LLC in exchange for cancellation of a $2,400,000 promissory note, payable by dreamlife. Dreamlife issued the shares to CYL Development Holdings pursuant to an exemption from the registration requirements of the Securities Act of 1933 under section 4(2) of the Securities Act of 1933. The promissory note, which was initially issued by dreamlife payable to The Chase Manhattan Bank, was assigned by The Chase Manhattan Bank to CYL Development Holdings, LLC. CYL Development Holdings, LLC is a principal stockholder in dreamlife.

      As a condition to the closing of the acquisition described above, dreamlife and Peter A. Lund agreed to amend the Offer Letter between them dated July 24, 2000. The amendment accelerated the vesting of the unvested portion of the three million dollar bonus provided for in the Offer Letter and extended the payment dates of such bonus.

      In connection with the restructuring of dreamlife's business and operations, dreamlife entered into an amendment to the Content Provider Agreement and License dated as of April 23, 1999 by and among dreamlife, Anthony
J. Robbins and Robbins Research International Inc. Pursuant to this amendment, dreamlife assigned and transferred to the Robbins Group all of its right, title and interest in all property rights pursuant to the Content Provider Agreement and License and any property or rights derived therefrom. In consideration of the aforementioned assignment and transfer, the Robbins Group agreed to extinguish certain obligations of dreamlife under the Content Provider Agreement and License. dreamlife retained the exclusive right and license to use any content relating to the Robbins Property now existing or developed in the future, royalty-free, for the limited purpose of training over the Internet employees or consultants of any entity engaged principally in the direct selling of products or services with respect to which dreamlife directly or indirectly owns an equity interest of more than fifty percent, subject to certain limited retained rights of the Robbins Group to use such content in Internet training. The amendment further provides that Anthony J. Robbins shall make up to two appearances at sales meetings or conventions for employees and/or consultants of dreamlife or any of its affiliates in any twelve month period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      None.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On June 12, 2001, the Company sold in a private placement 2,000,000 shares of common stock at a purchase price of $1.00 per share. The private placement resulted in net proceeds of $2.0 million. The shares were sold to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933. The Company has agreed to file a registration statement under the Securities Act of 1933 to register the resale of the shares of common stock issued within ninety days of the closing of the financing.

See "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Events" for a description of dreamlife's issuance of common stock in connection with the Discovery Toys acquisition and to CYL Development Holdings LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

           Exhibit
           Number       Description and Method of Filing
           ------       --------------------------------

            2.1 Stock Purchase Agreement dated as of July 18, 2001, among dreamlife, inc., Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (1)

            2.2 Note Exchange Agreement dated as of July 18, 2001, between dreamlife, inc. and CYL Development Holdings, LLC (1)

            3.1(i)      Restated Certificate of Incorporation (2)

            3.1(ii)     Amended and Restated By-laws (1)

            3.2(i) Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (3)

            3.3(i) Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (4)

            3.4(i) Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (5)

            3.5(i) Certificate of Amendment to Certificate of Incorporation filed December 13, 1999 (6)

            4.1 Registration Rights Agreement dated as of July 18, 2001, among dreamlife, inc. and the Discovery Toys, Inc. shareholders named therein (1)

            4.2 Termination Agreement dated July 18, 2001, among dreamlife, inc., Anthony J. Robbins, Robbins Research International, Inc. and CYL Development Holdings, LLC
                        (1)

            10.1 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 15, 2001 (7).

            10.2 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (7)

            10.3 Grid Time Promissory Note to The Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (8)

            10.4 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and dreamlife, inc. dated January 23, 2001
                        (7)

            10.5        Grid Time Promissory Note to Van Beuren Management, Inc.
                        for $50,000 dated April 12, 2001 (7)

            10.6 Modification to Peter A. Lund Offer Letter dated July 18, 2001, between dreamlife, inc. and Peter A. Lund (1)

            10.7 Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International, Inc. and dreamlife, inc.
                        (1)

----------
      (1) Incorporated by reference to the registrant's Current Report on Form 8-K filed on August 1, 2001.

      (2) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on Form S-18.

      (3) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.

      (4) Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.

      (5) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      (6) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.

      (7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

      (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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

            On June 13, 2001, Dreamlife filed a report on Form 8-K dated June 12, 2001 under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Information and Exhibits) to report the private placement of $2.0 million of common stock of dreamlife, inc.

            On August 1, 2001, Dreamlife filed a report on Form 8-K dated July 18, 2001 under Item 1. (Changes in Control of Registrant), Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Information and Exhibits) to report the acquisition of all of the outstanding capital stock of Discovery Toys, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DREAMLIFE, INC.


Dated: August 14, 2001        By: /s/ Philicia G. Levinson
       ---------------            ----------------------------------------------
                                      Philicia G. Levinson
                                      Senior Vice President,
                                      Chief Financial Officer, Secretary and
                                      Treasurer

                                  EXHIBIT INDEX

            Exhibit
            Number      Description and Method of Filing
            ------      --------------------------------

            2.1 Stock Purchase Agreement dated as of July 18, 2001, among dreamlife, inc., Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (1)

            2.2 Note Exchange Agreement dated as of July 18, 2001, between dreamlife, inc. and CYL Development Holdings, LLC (1)

            3.1(i)      Restated Certificate of Incorporation (2)

            3.1(ii)     Amended and Restated By-laws (1)

            3.2(i) Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (3)

            3.3(i) Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (4)

            3.4(i) Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (5)

            3.5(i) Certificate of Amendment to Certificate of Incorporation filed December 13, 1999 (6)

            4.1 Registration Rights Agreement dated as of July 18, 2001, among dreamlife, inc. and the Discovery Toys, Inc. shareholders named therein (1)

            4.2 Termination Agreement dated July 18, 2001, among dreamlife, inc., Anthony J. Robbins, Robbins Research International, Inc. and CYL Development Holdings, LLC
                        (1)

            10.1 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 15, 2001 (7).

            10.2 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (7)

            10.3 Grid Time Promissory Note to The Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (8)

            10.4 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and dreamlife, inc. dated January 23, 2001
                        (7)

            10.5        Grid Time Promissory Note to Van Beuren Management, Inc.
                        for $50,000 dated April 12, 2001 (7)

            10.6 Modification to Peter A. Lund Offer Letter dated July 18, 2001, between dreamlife, inc. and Peter A. Lund (1)

            10.7 Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International, Inc. and dreamlife, inc.
                        (1)

----------
      (1) Incorporated by reference to the registrant's Current Report on Form 8-K filed on August 1, 2001.

      (2) Incorporated by reference from Exhibit 3.1 to the registrant's Registration Statement No. 33-4532-W on

            Form S-18.

      (3) Incorporated by reference from Exhibit 3(b) to the registrant's 1987 Annual Report on Form 10-K.

      (4) Incorporated by reference to Exhibit 3(c) to the registrant's 1988 Annual Report on Form 10-K.

      (5) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      (6) Incorporated by reference to the registrant's Form 8-K/A dated May 27, 1999 and filed with the Securities and Exchange Commission as of June 11, 1999.

      (7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

      (8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.