Form 10-Q
period 2001-09-30
DREAMLIFE INC
filed 2001-12-21
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 2001
                                     --------------------------

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15586


                                 dreamlife, inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                     52-1373960
---------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


     888 SEVENTH AVENUE, 13TH FLOOR, NEW YORK, NEW YORK         10106
--------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (212) 887-6869
--------------------------------------------------------------------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

425 WEST 15TH STREET, 3RD FLOOR, NEW YORK, NEW YORK              10011
--------------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMAL FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

      INDICATE BY CHECK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES / /     NO /X/

      THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF DECEMBER 14, 2001 WAS AS FOLLOWS: 56,132,098 SHARES OF COMMON
STOCK

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


DREAMLIFE, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------

                                                                  September 30,       December 31,
                                                                       2001               2000
                                                                    ------------      ------------
                                                                    (unaudited)
 ASSETS
   Current assets:
   Cash and cash equivalents                                        $  1,707,000      $ 10,927,000
   Accounts receivable, net                                              782,000           435,000
   Inventory                                                           5,180,000         4,079,000
   Prepaid expenses and other current assets                             776,000           363,000
                                                                    ------------      ------------
      Total current assets                                             8,445,000        15,804,000

 Property and equipment, net                                             944,000           968,000
 Other assets                                                            110,000            52,000
                                                                    ------------      ------------

     Total assets                                                   $  9,499,000      $ 16,824,000
                                                                    ============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current Liabilities:

   Accounts payable                                                 $  1,544,000      $  1,795,000
   Accrued liabilities                                                 3,832,000         4,597,000
   Line of credit                                                      3,006,000         1,250,000
                                                                    ------------      ------------
       Total current liabilities                                       8,382,000         7,642,000

 Deferred revenues                                                            --         1,681,000
 Note payable                                                          3,209,000         2,950,000
 Accrued liabilities                                                   3,000,000                --
 Negative goodwill                                                     3,806,000         4,199,000
                                                                    ------------      ------------
                                                                      18,397,000        16,472,000
                                                                    ------------      ------------

 Commitments

 Stockholders' equity (deficit):
   Common stock, $0.01 par value; 78,540,494 and 25,036,044
     shares issued at September 30, 2001 and December 31, 2000           561,000           250,000
   Treasury stock, 22,408,396 and 0 shares at cost at
     September 30, 2001 and December 31, 2000                                 --                --
   Paid-in capital (deficit)                                          (8,172,000)          541,000
   Retained earnings (deficit)                                        (1,287,000)         (439,000)
                                                                    ------------      ------------
       Total stockholders' equity (deficit)                           (8,898,000)          352,000
                                                                    ------------      ------------

        Total liabilities and stockholders' equity (deficit)        $  9,499,000      $ 16,824,000
                                                                    ============      ============


                 See accompanying notes to financial statements.


DREAMLIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
----------------------------------------------------------------------------------------------------------

                                             Three Months Ended                            Nine Months Ended
                                  ------------------------------------------  -----------------------------------------
                                   September 30, 2001    September 30, 2000   September 30, 2001    September 30, 2000
                                  --------------------  --------------------  -------------------  --------------------

SALES                                  $  8,123,000          $  9,042,000         $ 22,800,000         $ 22,648,000

COST OF SALES                             4,940,000             5,731,000           13,756,000           14,441,000
                                       ------------          ------------         ------------         ------------

 Gross profit                             3,183,000             3,311,000            9,044,000            8,207,000

OPERATING EXPENSES:
 Sales and marketing                      1,950,000             1,977,000            4,599,000            4,355,000
 General and administrative               2,479,000             2,126,000            7,186,000            6,729,000
 Amortization of negative goodwill         (131,000)             (131,000)            (393,000)            (393,000)
                                       ------------          ------------         ------------         ------------

 Operating loss                          (1,115,000)             (661,000)          (2,348,000)          (2,484,000)
                                       ------------          ------------         ------------         ------------

OTHER INCOME (EXPENSE):
 Interest income                              3,000                90,000              165,000              309,000
 Interest expense                          (176,000)             (160,000)            (630,000)            (476,000)
 Other income, net                            1,000               207,000            2,057,000              505,000
                                       ------------          ------------         ------------         ------------

LOSS BEFORE INCOME TAXES                 (1,287,000)             (524,000)            (756,000)          (2,146,000)

INCOME TAX PROVISION                             --                    --               (7,000)                  --
                                       ------------          ------------         ------------         ------------

NET LOSS                               $ (1,287,000)         $   (524,000)        $   (749,000)        $ (2,146,000)
                                       ============          ============         ============         ============

NET LOSS PER SHARE:
 Basic and diluted                     $      (0.03)         $      (0.02)        $      (0.02)        $      (0.08)
                                       ============          ============         ============         ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING:
 Basic and diluted                       50,500,000            25,300,000           33,500,000           25,300,000
                                       ============          ============         ============         ============


                         See accompanying notes to financial statements.


DREAMLIFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
                                                                                           RETAINED
                                                          COMMON          PAID-IN          EARNINGS
                                         SHARES            STOCK           CAPITAL         (DEFICIT)           TOTAL
                                       -----------      -----------      -----------      -----------      -----------

 Balance at December 31, 2000           25,036,044      $   250,000      $   541,000      $  (439,000)     $   352,000

 Repurchase of common stock - Avon      (2,589,764)         (26,000)      (1,430,000)              --       (1,456,000)

 Dividend                                       --               --       (4,401,000)         (99,000)      (4,500,000)

 Repurchase of common stock                (86,325)          (1,000)         (28,000)                          (29,000)

 Shares issued to Discovery Toys'
     shareholders (See Note 1)          33,772,143          338,000       (2,854,000)                       (2,516,000)

 Net loss                                       --               --               --         (749,000)        (749,000)
                                       -----------      -----------      -----------      -----------      -----------

 Balance at September 30, 2001          56,132,098      $   561,000      $(8,172,000)     $(1,287,000)     $(8,898,000)
                                       ===========      ===========      ===========      ===========      ===========

See accompanying notes to financial statements.


DREAMLIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

                                                           Nine months ended   Nine months ended
                                                              September 30,      September 30,
                                                                  2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $   (749,000)     $ (2,146,000)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                424,000           343,000
     Provision for doubtful accounts                               (3,000)           28,000
     Amortization of discount on note payable                     132,000           132,000
     Amortization of negative goodwill                           (393,000)         (393,000)
     Changes in:
       Accounts receivable                                       (344,000)         (738,000)
       Inventory, net                                          (1,101,000)         (432,000)
       Prepaid expenses and other current assets                 (397,000)         (269,000)
       Deposits and other assets                                   31,000             7,000
       Accounts payable                                          (554,000)         (440,000)
       Accrued expenses                                        (1,476,000)         (331,000)
       Deferred revenues                                       (1,681,000)          505,000
       Other                                                           --           (28,000)
                                                             ------------      ------------

   Net cash used in operating activities                       (6,111,000)       (3,762,000)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in acquisition of dreamlife net assets           1,309,000                --
 Purchases of property and equipment                             (189,000)          (29,000)
                                                             ------------      ------------

   Net cash provided by (used in) investing activities          1,120,000           (29,000)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment for repurchase of common stock                        (1,485,000)          (17,000)
 Payment of common stock dividends                             (4,500,000)       (1,000,000)
 Proceeds from line of credit                                   1,756,000                --
                                                             ------------      ------------

   Net cash used in financing activities                       (4,229,000)       (1,017,000)
                                                             ------------      ------------

   NET DECREASE IN CASH                                        (9,220,000)       (4,808,000)

   CASH AT BEGINNING OF PERIOD                                 10,927,000        10,500,000
                                                             ------------      ------------

   CASH AT END OF PERIOD                                     $  1,707,000      $  5,692,000
                                                             ============      ============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
 Interest                                                    $    279,000      $    101,000
                                                             ============      ============
 Income taxes                                                $      6,000      $      1,300
                                                             ============      ============

                 See accompanying notes to financial statements.

1. ORGANIZATION AND BASIS OF PRESENTATION

On July 18, 2001, dreamlife, inc. ("dreamlife") acquired all of the outstanding capital stock of Discovery Toys, Inc. pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among dreamlife, Discovery Toys, Inc. and the holders of all of the issued and outstanding capital stock of Discovery Toys, Inc. (the "Discovery Toys Stockholders"). Discovery Toys, Inc. will operate as a wholly owned subsidiary of dreamlife. Pursuant to the Stock Purchase Agreement, dreamlife issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys Stockholders in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys, Inc. The consideration paid by dreamlife for the acquisition of Discovery Toys, Inc. was determined through arms-length negotiation by the management of dreamlife and the majority stockholders of Discovery Toys, Inc. Subsequent to the acquisition, the Discovery Toys Stockholders hold a majority of the voting interests in dreamlife. As dreamlife, inc., prior to the merger, was a public shell with no viable business operations of its own, the transaction has been accounted for as a recapitalization of Discovery Toys, Inc. Accordingly, the pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 141 and APB No. 16 are not presented.

The accompanying consolidated financial statements of dreamlife, inc. include the accounts of Discovery Toys, Inc., a California corporation ("DT") and its wholly-owned subsidiary (collectively, DT and its subsidiary are hereinafter referred to as "Discovery Toys") for all periods and dreamlife since July 18, 2001, and have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") for Quarterly reports on Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the audited financial statements of Discovery Toys and notes thereto for the year ended December 31, 2000 included in dreamlife's Form 8-K/A filed with the SEC on December 17, 2001.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included consisting only of normal recurring accruals. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2. LIQUIDITY

dreamlife's operations are constrained by an insufficient amount of working capital. At September 30, 2001, dreamlife has working capital of $63,000. Further, dreamlife has experienced negative cash flows and net operating losses for the nine months ended September 30, 2001. Due to the seasonal nature of Discovery Toys' business, it expects to generate positive operating cash flows during the fourth quarter. However, there can be no assurances that future revenues of Discovery Toys will be sufficient to fund future operations of Discovery Toys. In addition, Discovery Toys has restrictions from its primary lender and the holder of its note payable that prohibit any advances or dividends to dreamlife, its parent. Therefore, dreamlife is not permitted to fund its corporate overhead or operating expenses from any dividends or advances of Discovery Toys. Discovery Toys intends to commence negotiations with its primary lender and the holder of its note payable to amend the terms of the respective restrictions which prohibit Discovery Toys from making advances, intercompany loans or paying dividends to dreamlife. There can be no assurance that Discovery Toys' primary lender or the holder of its note payable will agree to modify or amend the respective restrictions. dreamlife will need additional financing to meet cash requirements for its operations. The availability of such financing when needed, on terms acceptable to dreamlife, if at all, is uncertain. If dreamlife is unable to raise additional financing or generate sufficient cash flow, dreamlife may be unable to continue as a going concern. There can be no assurance that additional financing will be available to dreamlife or Discovery Toys to fund its operations. For these reasons, there is uncertainty as to whether dreamlife can continue as a going concern beyond February 28, 2002 and as to whether Discovery Toys can continue as a going concern through the third quarter of 2002.

3. SHARES OUTSTANDING AND NET LOSS PER SHARE

All share data has been retroactively restated based on the share exchange rate implicit in the Discovery Toys transaction of approximately 53 shares of dreamlife common stock for each share of Discovery Toys common stock outstanding. The weighted-average number of shares outstanding for the three and nine month periods ended September 30, 2001 and 2000 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding. For the purposes of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of dreamlife common stock for the periods presented because the effect would be antidilutive. Because losses were incurred for the three and nine months ended September 30, 2001 and 2000, all options are excluded from the computations of diluted pro forma net loss per share because they are antidilutive.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

dreamlife has adopted the provisions of Statement 141 as of July 1, 2001 and will adopt Statement 142 effective January 1, 2002. When Statement 142 is adopted, remaining unamortized negative goodwill must be written off as the cumulative effect of a change in accounting principle. As a result, dreamlife expects to record a benefit of approximately $3.7 million on January 1, 2002 resulting from the write-off of negative goodwill. dreamlife does not believe there will be any additional impact from the implementation of these statements on dreamlife financial statements.

In August 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. dreamlife does not expect the implementation of this standard to have a significant effect on its results of operations or financial condition.

In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The financial statements currently comply with EITF
00-25.

5. BALANCE SHEET COMPONENTS

Inventory consists of the following (in thousands of dollars):


                                          SEPTEMBER 30,   DECEMBER 31,
                                              2001           2000
                                           (UNAUDITED)
                                         --------------  --------------
Finished goods                           $ 4,871,000       $3,855,000
Supplies                                     309,000          224,000
                                         --------------  --------------
Net Inventory                            $ 5,180,000       $4,079,000
                                         ==============  ==============

Other accrued liabilities consist of the following (in thousands):


                                            SEPTEMBER 30,  DECEMBER 31,
                                                2001           2000
                                            (UNAUDITED)
                                           ------------    ------------

Accrued compensation - sales consultants   $    687,000    $  1,842,000
Accrued compensation and related expenses       830,000         629,000
Sales and use taxes payable                     442,000         414,000
Deferred revenues, current portion                  -           393,000
Other                                         1,873,000       1,319,000
                                           ------------    ------------
                                           $  3,832,000    $  4,597,000
                                           ============    ============


6. BORROWING ARRANGEMENTS

In June 2001, Discovery Toys amended its line of credit agreement to extend the maturity date of the agreement to May 2003 and eased borrowing base restrictions by $1,250,000 from June 2001 through December 2001.

In June 2001, Discovery Toys amended its note payable agreement with Avon to accelerate the maturity date of the note. Under the amended note agreement, principle and related accrued interest will be due in June 2003. The remaining unamortized discount on the note payable at June 30, 2001 of $787,000 is being amortized into interest expense over the remaining term of the note.

Discovery Toys' line of credit agreement and the its note payable to Avon contain restrictions that prohibit Discovery Toys from making advances to dreamlife to cover dreamlife's overhead and operating expenses. Discovery Toys intends to commence negotiations with its primary lender and the holder of its note payable to amend the terms of the respective restrictions which prohibit Discovery Toys from making advances, intercompany loans or paying dividends to dreamlife. There can be no assurance that Discovery Toys' primary lender or the holder of its note payable will agree to modify or amend the respective restrictions.

7. EMPLOYMENT ARRANGEMENT

In July 2000, dreamlife entered into a employment arrangement with Peter A. Lund, its former Chief Executive Officer pursuant to the terms of an Offer Letter (the "Offer Letter"). The agreement also provided for a discretionary bonus of up to $3,000,000. As a condition to the closing of the acquisition of Discovery Toys, Inc. (see note 2), dreamlife and Peter A. Lund agreed to amend the compensation arrangement. The amendment accelerated the vesting of the unvested portion of the $3 million bonus provided for in the Offer Letter and extended the payment dates of such bonus. Under the amendment, the bonus is payable in three equal annual payments of $1 million beginning in July 2003 provided dreamlife is successful at meeting certain fundraising targets. Otherwise, the bonus is payable in five equal payments of $600,000 beginning in July 2003. Payment of the bonus is automatically accelerated upon Mr. Lund's employment termination, if other than for cause. The entire $3 million liability was accrued by dreamlife on July 18, 2001 as part of the reverse acquistion with Discovery Toys on that date.

8. EQUITY TRANSACTIONS

On June 28, 2001, Discovery Toys redeemed 2,589,764 shares of its common stock held by Avon Products, Inc. in exchange for $1,456,000.

On June 29, 2001, Discovery Toys made a cash distribution to holders of the Company's common stock in the aggregate amount of $4,500,000.

On July 6, 2001, Discovery Toys redeemed 86,325 shares of its common stock held by an employee in exchange for $29,000.

9. STOCK OPTIONS AND WARRANTS

Certain stock options granted to dreamlife employees and directors prior to July 18, 2001 remain outstanding subsequent to Discovery Toys' reverse acquisition of dreamlife. No value was assigned to outstanding stock options in the accounting for the acquisition since their exercise prices were significantly higher than the market value of dreamlife common stock at the time of the acquisition. A summary of outstanding options is as follows:


                                                        Weighted
                                                        Average
                                           Options      Exercise
                                         Outstanding     Price
                                         -----------    --------

     July 18, 2001                        4,672,000     $  6.78

        Cancellations                       290,000     $  9.62
                                         ---------

     September 30, 2001                   4,382,000     $  6.59
                                          ---------     -------

Outstanding warrants to purchase dreamlife common stock on both July 18, 2001 and September 30, 2001 are as follows:


                                          Warrants      Exercise
                                         Outstanding     Price
                                         -----------    --------

                                             400,000      $7.00
                                             200,000      $0.75


10. MERCHANDISING AND PROMOTION AGREEMENT

Discovery Toys entered into a merchandising and promotion agreement effective November 1, 1999 with an internet retailer. The original term of the agreement was 62 months. Discovery Toys received payments of $1,000,000 in 1999 and $1,500,000 in 2000 per the terms of the agreement. In 2001, the agreement was terminated as a result of the bankruptcy of the internet retailer. As a result, the remaining unearned revenue of $2,074,000 was recognized as other income during the quarter ended March 31, 2001.

11. SUBSEQUENT EVENT

On December 14, 2001, dreamlife completed the acquisition of the Regal Greetings & Gift division of MDC Corporation, Inc. for $25.4 million thorugh its wholly owned subsidiary RGG Acquisitions, Inc. The acquisition was made through a leveraged transaction for cash and other compensation. dreamlife will initially own approximately 75% of Regal Greetings & Gifts, Inc.(Canada) following the transaction. In connection with this acquisition, dreamlife borrowed approximately $6.5 million pursuant to short term notes payable in April 2002. dreamlife invested the $6.5 million into Regal Greatings & Gifts, Inc.(Canada). Additional indebtedness of approximately $17.0 million was incurred by Regal Greeting & Gifts, Inc.(Canada).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE 10-Q EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS.

OVERVIEW

On July 18, 2001, dreamlife, inc. ("dreamlife") acquired all of the outstanding capital stock of Discovery Toys, Inc. Discovery Toys, Inc. pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among dreamlife, Discovery Toys, Inc. and the holders of all of the issued and outstanding capital stock of Discovery Toys, Inc. (the "Discovery Toys Stockholders"). Discovery Toys, Inc. will operate as a wholly owned subsidiary of dreamlife. Pursuant to the Stock Purchase Agreement, dreamlife issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys Stockholders in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys, Inc. (the "Acquisition"). The consideration paid by dreamlife for the acquisition of Discovery Toys, Inc. was determined through arms-length negotiation by the management of dreamlife and the majority stockholders of Discovery Toys, Inc. Subsequent to the acquisition, the Discovery Toys Stockholders hold a majority of the voting interests in dreamlife. As dreamlife, inc., prior to the merger, was a public shell with no viable business operations of its own, the transaction has been accounted for as a recapitalization of Discovery Toys, Inc. Accordingly, the pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 141 and APB No. 16 are not presented.

The accompanying consolidated financial statements of dreamlife, inc. include the accounts of Discovery Toys, Inc., a California corporation ("DT") and its wholly-owned subsidiary (collectively, DT and its subsidiary are hereinafter referred to as "Discovery Toys") for all periods and dreamlife since July 18, 2001.

Discovery Toys is a multi-level marketer of approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants ("EC's") in the United States and Canada. Lane Nemeth, a former daycare director, who recognized the need for high quality educational toys in the market place, founded Discovery Toys in 1978. Discovery Toys' principal offices are located in Livermore, California, and its geographic markets primarily encompass the United States and Canada.

Discovery Toys uses a sales force of independent sales representatives to distribute products directly to consumers. This technique uses catalogs developed by Discovery Toys and live product demonstrations given at hostess parties to promote product sales. Discovery Toys uses a multi-level marketing plan to provide career opportunities to parents and others who are recruited as educational consultants while providing them the flexibility of being an independent sales representative.

Products are developed and designed in-house or sourced from an independent designer or vendor. Product is sourced domestically as well as from Asia and Europe. Products are tested to ensure educational quality, play value, durability and safety. Products are also categorized by age level with a focus to grow a child's natural interests, developmental level, and evolving learning style.

Products are distributed from Discovery Toys' automated warehouse facility in Livermore, California. Orders from educational consultants are received via phone, fax, mail and internet, fulfilled from inventory by its automated line, and shipped to the educational consultants or party hostess for final distribution to the consumer.

Prior to January 15, 1999, Discovery Toys was a wholly owned subsidiary of Avon Products, Inc. ("Avon"). On January 15, 1999, in accordance with the terms of a Stock Transfer Agreement, Avon transferred 90% of the outstanding stock of Discovery Toys to a new shareholder group. No consideration was paid in connection with the transfer. Immediately prior to the transfer, Avon contributed $3.8 million in additional working capital to Discovery

Toys, forgave $6.9 million in inter-company debt, and provided financing to Discovery Toys in the amount of $3.5 million (Note 6).

RESULTS OF OPERATIONS

Sales. Sales for the three months ended September 30, 2001 and the nine months ended September 30, 2001 were $8,123,000 and $22,800,000, respectively, compared to sales of $9,042,000 and $22,648,000 for the comparable periods in 2000. Sales were primarily generated through the sales of educational toys, books, games, software and related shipping charges. Due to the seasonal nature of the Discovery Toys' business, approximately 50% of annual sales are made in the fourth quarter.

Sales for the three-month period ended September 30, 2001 declined approximately 10% or $919,000 from the comparable period during the prior year. Sales in the prior year quarter included sales to an internet retailer of $569,000 while no sales were realized in the current quarter by Discovery Toys as such internet retailer filed for bankruptcy and Discovery Toys terminated its agreement with such internet retailer. There was also a decline in order count of approximately 7% largely attributable to a decline in recruiting as measured by sales of new EC kits for the three month period, part of which was offset by a slight improvement in the average dollar amount of orders. dreamlife believes that sales in late September were hindered to some extent by the terrorist attack of September 11, 2001.

Sales for the year-to-date period ended September 30, 2001 exceeded the comparable period of the prior year by $152,000 or 1% mainly through an increase in average order value of approximately 5% that more than offset a less than 1% drop in total number of orders and the $627,000 or 3% loss of sales to the internet retailer who was active in the prior year. Sales of this year's new product introductions have exceeded those introduced during the prior year-to-date period.

dreamlife believes that the recruitment of new EC's and the number of EC's that generate sales are two key measures of sales activity. While recruiting as reflected by sales of new EC kits was down by approximately 18% during the year-to-date period ending September 30, 2001 from recruiting in the comparable period of 2000, the total number of EC's generating sales was down less than 6%, indicating more activity from those EC's recruited. Total order count was down less than 1% for the nine months ended September 30, 2001 as compared to total order count during the comparable period of 2000.

Cost of sales. Cost of sales declined as a percent of sales for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 from 63.3 to 60.8 of sales. Less promotional discounting of products along with improvements in shipping and handling costs contributed to the improvement. Costs of sales for the nine month period ended September 30, 2001 showed a similar trend declining from 63.8 percent of sales in the first nine months of 2000 to 60.3 percent for the first nine months of 2001.

Sales and marketing. Sales and marketing expenses for the quarter ended September 30, 2001 were $1,950,000, a 1% decline from the quarter ended September 30, 2000. The slight decrease was mostly due to lower salary expense resulting from an open executive position at Discovery Toys that we expect to fill in the near future.

For the nine months ended September 30, 2001 sales and marketing expenses increased by $244,000 compared to the comparable period for 2001 due to increased noncash incentives offered to our EC's in connection with the Company's annual conference and increased credit card processing fees resulting from a rise in orders placed through the internet by the EC's in 2001.

General and Administrative. General and administrative expenses increased from $2,126,000 to $2,479,000 from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. Additional expenses were largely related to corporate overhead costs associated with the maintenance of dreamlife of $350,000. dreamlife expects to continue to incur higher administrative costs due to dreamlife overhead and other costs associated with dreamlife's obligation to make public filings pursuant to applicable securities laws, but will continue to make efforts to streamline such costs.

General and Administrative expenses for the nine months ended September 30, 2001 were $7,186,000, a $457,000 increase over costs incurred in the same period for 2000. Again additional overhead related to dreamlife after the Acquisitiion was the major contributor.

Amortization of negative goodwill. Negative Goodwill represents the excess of the fair value of the net assets over the purchase price resulting from the acquisition of Discovery Toys in January 1999. dreamlife is amortizing negative goodwill over a ten-year period using the straight-line method.

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

dreamlife has adopted the provisions of Statement 141 as of July 1, 2001 and will adopt Statement 142 effective January 1, 2002. When Statement 142 is adopted, remaining unamortized negative goodwill must be written off as the cumulative effect of a change in accounting principle. As a result, dreamlife expects to record a benefit of approximately $3.7 million on January 1, 2002 resulting from the write-off of negative goodwill. dreamlife does not believe there will be any additional impact from the implementation of these statements on its financial statements.

Interest Expense and Interest Income - Interest expense, net of interest income, for the third quarter of 2001 was $173,000 and $465,000 for the first nine months of 2001 compared to net interest expense of $70,000 for the third quarter of 2000 and $167,000 for the first nine months of 2000. The increase in net interest expense is primarily due to increased line of credit use and lower cash balances due to the stock repurchase and shareholder distribution prior to the dreamlife acquisition.

Other Income (Expense) - Other income for the third quarter 2001 was insignificant. For the nine months ended September 30, 2001 other income was primarily attributable to the recognition of the remaining $2,074,000 of unearned revenue due to the default of the internet retailer which effectively terminated the merchandising and promotion agreement with Discovery Toys (Note 10).

Other income of $207,000 for the third quarter of 2000 and $505,000 for the first nine months of 2000 are primarily related to the ratable recognition of revenue resulting from the merchandising and promotion agreement.

Provision for Income Taxes - Provisions for taxes were immaterial for the current and prior years third quarter and nine months ended as credits generated by pretax losses were offset by valuation allowances based on the ability to use such credits.


LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2001, we used approximately $6.1 million of cash in operating activities, primarily due to net losses incurred during the period and purchases of inventory in anticipation of fourth quarter sales, which historically have amounted to roughly 50% of annual revenue. As a result of the Acquistion in July 2001, we began incurring increased expenditures for facility rent and salaries. These additional costs are expected to be no more than $350,000 per quarter.

During the nine-month period ended September 30, 2001, we used approximately $3.1 million for investing and financing activities. This is comprised of $4.5 million of dividends paid to the common stockholders of Discovery Toys prior to the Acquisition, $1.5 million paid to repurchase common stock of Discovery Toys prior to the Acquisition. The use of funds were partially offset by the receipt of $1.3 million in cash as part of the Acquisition. We also had net borrowings of $1,756,000 from the Discovery Toys line of credit, which we renegotiated in June 2001. Under the terms of the renegotiated line of credit, the maturity date of the agreement was extended to May 2003 and borrowing base restrictions were eased by $1,250,000 from June 2001 through December 2001.

At September 30, 2001, we had working capital of approximately $63,000, compared to $8.1 million at December 31, 2000. The primary reasons for the lower working capital position at September 30, 2001 are: i) the $4.5 million dividend paid to common stockholders of Discovery Toys prior to the Acquisition; ii) the $1.5 million paid to repurchase common stock from Discovery Toys' stockholders prior to the Acquisition during the period; and
iii) an increased seasonal investment in inventory. We expect that our investment in inventory will decline during the fourth quarter based on our historic seasonal sales patterns.

Discovery Toys has restrictions from its primary lender and Avon that prohibit advances to dreamlife to cover its corporate overhead and operating expenses. Discovery Toys intends to commence negotiations with its primary lender and the holder of its note payable to amend the terms of the respective restrictions which prohibit Discovery Toys from making advances, intercompany loans or paying dividends to dreamlife. There can be no assurance that Discovery Toys' primary lender or the holder of its note payable will agree to modify or amend the respective restrictions. dreamlife had $788,000 of separately available cash as of September 30, 2001, and separate current liabilities of $900,000. Based on dreamlife's current overhead expenses, it may not have cash available to operate beyond February 28, 2002, unless it is able to modify the terms of the bank line of credit and note payable to Avon to allow cash advances from Discovery Toys to dreamlife. dreamlife will need additional financing to meet cash requirements for its operations. The availability of such financing when needed, on terms acceptable to dreamlife, if at all, is uncertain. If dreamlife is unable to raise additional financing or generate sufficient cash flow, dreamlife may be unable to continue as a going concern. dreamlife is also attempting to generate funds through the sale of assets no longer in use and is continuing to attempt to reduce operating expenses.

dreamlife must raise additional capital to execute its new strategy as a holding company for consumer products companies. Discovery Toys is a highly seasonal business and was able to negotiate relaxed borrowing requirements from its primary lender through December 31, 2001. Discovery Toys anticipates the need for some relief of its borrowing requirements from its lender during the next twelve month business cycle or the receipt of cash advances from dreamlife should dreamlife be able to raise additional capital. There can be no assurance that dreamlife will be able raise any additional capital.

As of September 30, 2001, Discovery Toys' principal sources of liquidity consisted of approximately $900,000 of cash and cash equivalents, and borrowings available of approximately $300,000 under its existing banking line of credit, subject to borrowing base restrictions.

dreamlife does not have any material commitments for capital equipment.

On December 14, 2001, dreamlife completed the acquisition of the Regal Greetings & Gift division of MDC Corporation, Inc. for approximately $25.4 million through its wholly owned subsidiary RGG Acquisitions, Inc. The acquisition was made through a leveraged transaction for cash and other compensation. dreamlife will initially own approximately 75% of Regal Greetings & Gifts, Inc.(Canada) following the transaction. In connection with this acquisition, dreamlife borrowed approximately $6.5 million pursuant to short term notes payable in April 2002. dreamlife invested the $6.5 milllion into Regal Greetings & Gifts, Inc.(Canada). Additional indebtedness of approximately $17.0 million was incurred by Regal Greeting & Gifts, Inc.(Canada). Regal Greetings & Gifts, Inc.(Canada) is currently a profitable operation and dreamlife expects the profitability to continue into the future. Management believes that the Regal Greetings & Gifts, Inc.(Canada) acquisition will facilitate dreamlife's ability to execute its new strategy as an acquisition and management corporation for consumer product companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

dreamlife is exposed to changes in foreign currency exchange rates as a result of its subsidiary in Canada. dreamlife uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are re-measured into the U.S. dollar functional currency using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in net earnings. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during each period. dreamlife does not hedge currency risk.

dreamlife determines its market risk from fluctuations in foreign currency exchange rates utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates. dreamlife does not presently believe it has material exposure to potential changes in foreign currency exchange rates. dreamlife outstanding debt bears interest at a fixed rate and dreamlife is not exposed to changes in interest rates.

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Discovery Toys' line of credit and its note payable to Avon prohibit Discovery Toys from making advances or paying dividends to dreamlife for dreamlife's working capital purposes. Discovery Toys intends to commence negotiations with its primary lender and the holder of its note payable to amend the terms of the respective restrictions which prohibit Discovery Toys making advances, intercompany loans or paying dividends to dreamlife. There can be no assurance that Discovery Toys' primary lender or the holder of its note payable will agree to modify or amend the respective restrictions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            Exhibit
            Number      Description and Method of Filing
            ---------   --------------------------------

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

            10.3 Grid Time Promissory Note to The Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (8)

            10.4 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and dreamlife, inc. dated January 23, 2001
                        (7)

            10.5        Grid Time Promissory Note to Van Beuren Management, Inc.
                        for $50,000 dated April 12, 2001 (7)

            10.6 Modification to Peter A. Lund Offer Letter dated July 18, 2001, between dreamlife, inc. and Peter A. Lund (1)

            10.7 Amendment to Content Provider and License Agreement dated as of July 10, 2001 between Anthony J. Robbins, Robbins Research International, Inc. and dreamlife, inc.
                        (1)

            10.8 Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (9)

            10.9 Amendment No.1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (9)

            10.10 Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001
                        (9).

            10.11 Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (9)

            10.12 Employment Agreement dated as of January 15, 1999 between Discovery Toys, Inc. and Lane Nemeth (9)

            10.13 Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William
                        S. Walsh and McGuggan L.L.C. (9)

            10.14 Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan L.L.C. and Discovery Toys L.L.C. (9)

            10.15 Employment Agreement dated as of January 1999 between Discovery Toys, Inc. and Thomas C. Zimmer (9)

            10.16 Agreement, dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh. (9)

            10.17 Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC. (9)

            10.18 Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC. (9)

            10.19 Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and dreamlife, inc. (9)

            10.20 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge. (9)

            10.21 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson. (9)

            10.22 Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (9)

            10.23 Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by dreamlife, inc. and issued to DL Holdings I, L.L.C. (9)

            10.24 Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by dreamlife, inc. and issued to Weichert Enterprises, LLC (9)

            10.25 dreamlife, inc. Common Stock Purchase Warrant dated as of December 14, 2001 issued to Weichert Enterprises, LLC. (9)

            10.26 dreamlife, inc. Common Stock Purchase Warrant dated as of December 14, 2001 issued to DL Holdings I, L.L.C. (9)

            10.27 Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation. (9)

            10.28 Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (9)

            10.29 Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation. (9)

            10.30 Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc. (9)

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

      (9)   Filed herewith.

      (b)   Reports on Form 8-K

      On August 1, 2001 Dreamlife filed a report on Form 8-K dated August 1, 2001 under Item 1 (Change in Control of Registrant), Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements of Business Acquired) to report the Discovery Toys acquisition and certain transactions consummated in connection therewith, which was amended through the filing by Dreamlife of a report on Form 8-K/A dated December 17, 2001.

      On November 13, 2001 Dreamlife filed a report on Form 8-K dated November 6, 2001 under Item 4 to report a change in Dreamlife's certifying accountant.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DREAMLIFE, INC.



Dated:   December 21, 2001                   By: /s/ Jack Hood
        -----------------------------           ---------------------------
                                                Jack Hood
                                                Chief Financial Officer and
                                                Treasurer

                                  EXHIBIT INDEX

            Exhibit
            Number            Description and Method of Filing
            ---------         --------------------------------

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

            10.3 Grid Time Promissory Note to The Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (8)

            10.4 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and dreamlife, inc. dated January 23, 2001
                        (7)

            10.5        Grid Time Promissory Note to Van Beuren Management, Inc.
                        for $50,000 dated April 12, 2001 (7)

            10.6 Modification to Peter A. Lund Offer Letter dated July 18, 2001, between dreamlife, inc. and Peter A. Lund (1)

            10.7 Amendment to Content Provider and License Agreement dated as of July 10, 2001 between Anthony J. Robbins, Robbins Research International, Inc. and dreamlife, inc.
                        (1)

            10.8 Revolving Credit and Security Agreement dated as of June 1, 1999 between

                        Discovery Toys, Inc. and PNC Bank, National Association
                        (9)

            10.9 Amendment No.1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (9)

            10.10 Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001
                        (9).

            10.11 Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (9)

            10.12 Employment Agreement dated as of January 15, 1999 between Discovery Toys, Inc. and Lane Nemeth (9)

            10.13 Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William
                        S. Walsh and McGuggan L.L.C. (9)

            10.14 Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan L.L.C. and Discovery Toys L.L.C. (9)

            10.15 Employment Agreement dated as of January 1999 between Discovery Toys, Inc. and Thomas C. Zimmer (9)

            10.16 Agreement, dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh. (9)

            10.17 Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC. (9)

            10.18 Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC. (9)

            10.19 Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and dreamlife, inc. (9)

            10.20 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge. (9)

            10.21 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson. (9)

            10.22 Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (9)

            10.23 Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by dreamlife, inc. and issued to DL Holdings I, L.L.C. (9)

            10.24 Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by dreamlife, inc. and issued to Weichert Enterprises, LLC (9)

            10.25 dreamlife, inc. Common Stock Purchase Warrant dated as of December 14, 2001 issued to Weichert Enterprises, LLC. (9)

            10.26 dreamlife, inc. Common Stock Purchase Warrant dated as of December 14, 2001 issued to DL Holdings I, L.L.C. (9)

            10.27 Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation. (9)

            10.28 Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (9)

            10.29 Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation. (9)

            10.30 Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc. (9)

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

      (9)   Filed herewith.