Form 10-K
period 2001-12-31
EOS INTERNATIONAL INC
filed 2002-04-10
CIK 791398

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ...... to ......

                         Commission file number 0-15586
                                                -------

                             EOS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    NO. 52-1373960
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                         888 SEVENTH AVENUE, 13TH FLOOR
                            NEW YORK, NEW YORK 10106
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 887-6869

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     common stock, $0.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 25, 2002 as reported on the OTC Bulletin Board, was approximately $35,788,025. Shares of common stock held by each officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 25, 2002, the registrant had outstanding 56,132,098 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         See Exhibit Index.

                             EOS INTERNATIONAL, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                  PAGE NO.

Item 1.     Business..................................................      1
Item 2.     Properties................................................     11
Item 3.     Legal Proceedings.........................................     11
Item 4.     Submission of Matters to a Vote of Security Holders.......     11

PART II

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     12
Item 6      Selected Financial Data...................................     15
Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     16
Item 7A     Quantitative and Qualitative Disclosure about
            Market Risk...............................................     28
Item 8      Financial Statements and Supplementary Data...............     29
Item 9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................     29

PART III

Item 10     Directors and Executive Officers of the Registrant........     31
Item 11     Executive Compensation....................................     33
Item 12     Security Ownership of Certain Beneficial Owners
            and Management............................................     40
Item 13     Certain Relationships and Related Transactions............     42

PART IV

Item 14     Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...................................     46
            Signatures................................................     55
            Index to Consolidated Financial Statements................    F-1

                                     PART I

         ITEM 1.  BUSINESS

         Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Eos International, Inc. ("Eos") cautions you that any forward-looking information provided by or on behalf of Eos is not a guarantee of future performance. Eos' actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Eos' control, including (i) the volatile and competitive nature of the consumer products and direct selling industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Eos' business, (iv) the ability of Eos to attract and maintain relationships with its independent sales forces, (v) intellectual property and other claims, (v) Eos' ability to successfully implement and execute its acquisition strategies, (vi) Eos' ability to maintain its relationships with its customers and (vii) Eos' ability to raise additional sources of financing or capital to satisfy its operating expenses and working capital needs in addition to the risks described below in this
Item 1 and in Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed in Eos' other public filings. All such forward-looking statements are current only as of the date on which such statements were made. Eos does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

                                    OVERVIEW

         Eos International, Inc., a Delaware corporation, changed its name from dreamlife, inc. in December 2001. Unless otherwise noted, all references now to Eos include its former business (dreamlife, inc.) and its current subsidiaries, including Discovery Toys, Inc. and Regal Greetings and Gifts, Inc.

         In 1999, we announced an internet initiative including plans for an online network, to focus on personal and professional improvement. We launched a website, WWW.DREAMLIFE.COM, on February 12, 2000 with an objective to build an interactive network for personal and professional improvement. This business model failed to generate sufficient revenues to support the business. On July 18, 2001, Eos acquired all of the outstanding capital stock of Discovery Toys, Inc. pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among Eos, Discovery Toys, Inc. and the holders of all of the issued and outstanding capital stock of Discovery Toys, Inc. (the "Discovery Toys Stockholders"). Discovery Toys, Inc. operates as a wholly owned subsidiary of Eos. Pursuant to the Stock Purchase Agreement, Eos issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys Stockholders in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys, Inc. The consideration paid by Eos for the acquisition of Discovery Toys, Inc. was determined through arms-length negotiation by the management of Eos and the majority stockholders of Discovery Toys, Inc. Subsequent to the acquisition, the Discovery Toys Stockholders hold a majority of the voting interests in Eos. As Eos was a public shell with no viable business operations of its own prior to the reverse merger, the transaction has been accounted for as a recapitalization of Discovery Toys, Inc., with Discovery Toys, Inc. as the accounting acquirer. The historical financial results for periods prior to July 18, 2001 reflect the financial position and operations of Discovery Toys, Inc. only.

         Discovery Toys, Inc. was founded in 1978 by Lane Nemeth as a multi-level marketing company providing high quality educational toys to children. Discovery Toys, Inc. was purchased by Avon Products, Inc. in January 1997. In January 1999, Discovery Toys was sold by Avon to a private investment group that retained control after the reverse merger in July 2001.

CHANGE IN BUSINESS

         STRATEGY. As a result of the transaction with Discovery Toys, Eos has changed its strategic focus to serve as a company with a mission to acquire and grow consumer product companies with a direct selling emphasis.

         MARKET GROWTH FACTORS. Myriad social and economic trends point towards growth for the direct selling industry. Greater numbers of people are working from home, searching for financial stability, planning for early retirement and examining ways to increase their leisure time. Direct selling allows people to set flexible hours, work from home and earn compensation in proportion to their efforts.

         In addition, consumer trends point to an increasing preference for the convenience of buying via direct sellers. Direct sellers assist consumers by bringing welcomed product variety directly to their doorstep in an efficient manner. This service is also beneficial for the growing elderly population, who often experience decreased mobility which restricts them from shopping extensively and frequently.

         REGAL ACQUISITION. To pursue this strategy, on December 14, 2001, Eos purchased 85% of the assets of the Regal Greetings and Gifts division of MDC Corporation, Inc. ("MDC"), an Ontario Corporation and Primes DeLuxe, Inc. (a subsidiary of MDC Corporation). The Regal business consists of all the tangible assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory and prepaid expenses as well as the intangible assets, including the customer list and goodwill. This acquisition was accounted for as a purchase.

         EMPLOYEES. At December 31, 2001 we had approximately 955 employees consisting of 3 full-time employees of Eos, 82 full-time employees of Discovery Toys, and 307 full-time employees, along with 563 part-time employees, of Regal Greetings and Gifts, Inc. There are no employees covered by collective bargaining agreements. We believe our employee relations to be good overall.

         RESEARCH AND DEVELOPMENT. Expenditures for research and development were insignificant for Eos and its operating subsidiaries during the past three years.

         SIGNIFICANT CUSTOMERS. Eos and its operating subsidiaries enjoy a broad customer base and have no customers that represent more than 10% of its revenues.

         ENVIRONMENTAL COMPLIANCE. We have no future commitments for expenditures relating to environmental compliance and have not made any significant expenditures relating to such issues in the past two years.

         SEASONALITY. Eos is a highly seasonal business as both operating subsidiaries follow a pattern of increased sales concentration in the fourth quarter of the year common to many consumer product companies. Revenues during the fourth quarter constitute approximately 40% to 50% of annual revenues.

         FOREIGN OPERATIONS. With the acquisition of Regal Greetings and Gifts, Inc., a Canadian corporation, we expect the majority of our revenues will be recognized from operations in Canada. Prior to the acquisition of Regal, Eos' subsidiary, Discovery Toys, had sales in Canada of approximately $2.7 million in 2001, $2.4 million in 2000 and $2.6 million in 1999. On a full year unaudited pro forma basis giving effort to the Regal acquisition as of January 1, 2001, foreign sales would have exceeded $57.0 million in 2001. For the year ended December 31, 2001, Eos reported sales in Canada of $5.2 million on a consolidated basis.

                               OPERATING SEGMENTS

                                 DISCOVERY TOYS

         Discovery Toys is a multi-level marketer of approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants ("ECs") in the United States and Canada. Lane Nemeth, a former daycare director, who recognized the need for high quality educational toys in the market place, founded Discovery Toys in 1978. Discovery Toys' principal offices are located in Livermore, California, and its geographic market primarily encompass the United States and Canada. Sales of educational toys accounted for over 80% of Discovery Toys revenue during each of the last three fiscal years. Shipping and handling accounted for approximately 15% of revenues during each of the last three fiscal years.

         SALES FORCE. Discovery Toys uses a force of independent sales representatives to sell and distribute its products to consumers. This technique uses catalogs developed by Discovery Toys and live product demonstrations given at hostess parties to promote product sales. Discovery Toys uses a multi-level marketing plan to provide career opportunities to parents and others who are recruited as educational consultants while providing them the flexibility of being an independent sales representative.

         CATALOGUES. Discovery Toys creates two major catalogues annually and distributes over 3 million copies annually, along with additional seasonal sales supplements.

         PRODUCTS. Products consisting of high quality educational toys, books and software are developed and designed in-house or sourced from an independent designer or vendor. Toys represent over 80% of the sales revenues from products sold by Discovery Toys with the balance of sales revenues from products sold attributed to books and software. Products are sourced domestically as well as from Asia and Europe. Discovery Toys uses approximately 80 vendors for product sourcing. Products are tested to ensure educational quality, play value, durability and safety. Products are also categorized by age level with a focus to grow a child's natural interests, developmental level, and evolving learning style. Discovery Toys introduces approximately 80 new products each year. ABS plastics is the most used raw material in our product line and although pricing of this commodity fluctuates, we do not feel there are any significant current resource limitations regarding this material.

         INVENTORY. Inventory is maintained at Discovery Toys' central warehouse and inventories are adjusted seasonally to meet sales demands.

         DELIVERY. Products are distributed from Discovery Toys' automated warehouse facility in Livermore, California. Orders from educational consultants are received via phone, fax, mail and internet, fulfilled from inventory by its automated line and shipped to the educational consultants or party hostess for final distribution to the consumer.

         BACKLOG. As of December 31, 2001, the backlog of sales consisted of $206,000 of product orders received but not shipped compared to $329,000 at December 31, 2000. All orders were shipped during the first quarter of fiscal 2002.


                         REGAL GREETINGS AND GIFTS, INC.

         Regal Greetings and Gifts is one of Canada's largest direct selling and mail order distributors of general merchandise to consumers. Regal sells its products through a network of independent sales representatives who in turn sell the merchandise to friends, family neighbors and co-workers. Regal also sells merchandise via its website, and its 43 representative service centers ("RSCs") located throughout

Canada. Regal's products include a flagship line of greeting cards and gift-wrap, the majority of which are printed in Canada, as well as innovative household and giftware items. Regal produces five major catalogues per year for use by its sales representatives. Regal markets up to 3,300 items in a given sales period, the majority of which are from independent trading agents selling products on behalf of Asian-based manufacturers. In total, Regal's inventory includes more than 7,400 stock keeping units ("SKUs"), with prices ranging from $1.25 to $53.12 per item (approximately $2 to $85 CDN (Canadian dollars)). Approximately 10% of the product line may be selected for customer personalization. Regal's success has been fueled by a number of key factors including high brand name recognition, a loyal and geographically dispersed direct-selling force, a broad range of merchandise offered at affordable prices, colorful and descriptive catalogues, conveniently located retail sales centers, efficient ordering processes and high customer satisfaction.

         Founded in 1928 as the Regal Stationery Company, Regal initially operated as a commercial printer of greeting cards, gift-wrap and stationery. Regal introduced its consumer mail-order operations in the 1940s. Regal was purchased by the Canadian Corporate Management Company Limited, in 1973. Regal acquired Montreal based Primes de Luxe ("PDL") in 1980 to allow Regal to expand its market share in Quebec. Following this acquisition, Regal increased its focus on the core business with the sale of its envelope manufacturing facilities.

         The majority of Regal's sales are made through Regal's network of independent sales representatives, who collect orders from friends, family, neighbors and co-workers and then purchase the products directly from Regal at a discount. The rate of discount depends upon a representative's individual sales volume, with the highest performing representatives receiving a 50% discount on merchandise. Representatives keep the difference between Regal's published sale price and the discounted price. Although many representatives are self-purchasers (meaning that they only buy for themselves), others devote themselves full-time to selling Regal's products.

         Regal's active registered representatives, that is, the number who have purchased in the last two months, were in excess of 400,000 as of December 31, 2001. Representatives sell Regal products to supplement family income or to support fund-raising activities for non-profit organizations. Representatives are not required to satisfy any minimum sales targets, nor are they encouraged to actively recruit new representatives. Typically, 25% to 30% of active representatives have sold Regal's products for less than one year. The Company believes that it has attracted a loyal representative following at Regal due to Regal's low-pressure sales system, which is flexible, supportive, and family-oriented.

         MERCHANDISING. Regal varies its merchandise to consistently offer a unique mix of affordable products. A typical Regal or PDL catalogue offers merchandise ranging in price from $1.25 to $53.12 per item (approximately $2 to $85 CDN), with an average price point of $6.09 (approximately $9.75 CDN). Approximately 45% of merchandise offered each catalogue season is new, including new greeting card and gift wrap designs.

         Regal offers seven primary product categories:

         o Home Decorative - Regal sells products including candles, garlands, serving pieces, table linen, seasonal themes such as BBQ and patio accessories, Christmas and other holiday items.

         o Stationery - Regal offers a wide selection of cards and quality gift wrap for all ages and occasions, as well as a stationery and sticker line.

         o Kitchen Items - Regal sells dozens of quality, value-priced ideas for the kitchen, including linen, canisters, serving sets, space savers and cooking and baking accessories.

         o Home Functional - Regal sells decorative and practical items for the home and garden, including bird feeders, lawn ornaments, innovative space savers, laundry and closet organizers as well as seasonal items.

         o Special Use Accessories - Regal sells accessories for a variety of functions, including garden, patio, beach, golf, pet, automobile and home entertaining.

         o Children's Products - Regal sells variety of children's products with an emphasis on the practical and education. The range includes desk and design sets, stamps, stickers, educational puzzles, inflatable and plush toys, and organizers.

         o Bathroom Items - Regal offers decorative and space-saving racks and organizers, shower curtains, novelty bath and decor accessories, and specialized cleaning or repair items.

         PRODUCT SOURCING. Regal purchases approximately 70% of its merchandise from independent trading agents selling products on behalf of Asian-based manufacturers. Approximately 20% of the items (mainly greeting cards and gift wrap products) are manufactured in-house and approximately 10% of all items are sourced in Canada. Regal sources product from more than forty vendors. Raw materials vary by product with paper being a significant resource for the business.

         INVENTORY. Regal maintains inventory at all of its 43 representative service centers and its main warehouse in Mississuaga, Ontario. Inventories are adjusted to meet seasonal sales demand.

         CATALOGUE DESIGN, PRODUCTION AND CIRCULATION. Regal produces 5 major catalogues per year via its in-house creative department and distributes over 8 million copies annually. Regal also produces special promotional flyers, usually in connection with the sale of excess inventory or leftover merchandise from the RSCs. The fall/Christmas catalogues are mailed twice annually, at the end of June and the end of August. Catalogues are mailed only to Regal's proprietary active registered representative list or in response to requests generated by Regal's customer recruitment initiatives.

         Representatives initiate the sales process by purchasing catalogues from Regal for distribution. Catalogues are sold to representatives on a sliding scale based on volume ordered and year-to-date earning level. Representatives use a variety of methods to distribute catalogues, including door-to-door catalogue drops and distribution at, craft sales, flea market booths, recreational gatherings and in the workplace. Representatives collect orders via customer order forms, and either collect money at the time of order or upon delivery. After collecting orders, representatives send their orders to Regal via phone, fax, mail, the Internet, or alternately visit one of Regal's 43 RSCs to purchase the merchandise.

         INTERNET STRATEGY. Regal launched its Regal and PDL websites (WWW.REGALGREETINGS.COM and WWW.PRIMESDELUXE.COM respectively) in May 1999. Initially, the websites were information intensive and provided no order mechanism. Database ordering was implemented in September 1999. Regal's primary objectives in its internet strategy include generating revenue growth by providing a convenient direct order channel for representatives, as well as establishing a feedback mechanism to monitor customer satisfaction. Currently, information on the Regal site is mirrored on the PDL site and includes the history of Regal, a comprehensive online catalogue, shopping capabilities for registered representatives, RSC locations, a list of representatives, information on becoming a representative and one-step registration for new representatives, as well as information on using Regal as a source of fundraising. Representatives can place online orders from any current catalogue and pay via Visa or Mastercard. This system also allows Representatives to process orders using their customer's credit cards. Representatives have a password-protected area on the site which allows them to print business tools and forms, update their account profile, participate in community message boards and obtain information on current contests and winners.

         BACKLOG. Backlog consisting of orders received but not shipped were approximately $11,000 at December 31, 2001 and $16,000 as of December 31, 2000.

                            INDUSTRY AND COMPETITION

         COMPETITION. The markets for consumer products and the direct selling industry are both highly competitive. Direct selling companies compete for products, customers, and sales representatives.

         We compete for product revenues with traditional forms of retail, direct selling companies, internet retailers and discount merchandisers.

         We expect that we will face strong competition in the execution of our strategy of acquiring consumer product and direct selling companies for growth as many of our competitors have:

         o        longer operating histories;

         o        more experience in consumer products;

         o significantly greater financial, product development and marketing resources;

         o more liquid stock which can be used as a currency to acquire other companies;

         o        greater access to debt or equity capital;

         o        greater name recognition; and

         o        larger existing customer and independent sales force bases.

         Accordingly, there can be no assurance that:

         o we will be able to identify and negotiate additional favorable acquisitions;

         o we will be able to effectively compete against other companies for future growth or future acquisitions; or

         o we will be able to successfully integrate and grow these acquisitions.

         There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition.

         DIRECT SALES INDUSTRY OVERVIEW. Direct selling is the sale of a consumer product or service in a face-to-face manner that is not performed in a fixed retail location. Direct sellers act as independent contractors; sales agents work on their own schedules, and their earnings are in direct proportion to their efforts. The strength of direct selling lies in its tradition of independence, service to consumers and the spirit of entrepreneurs. Direct selling provides accessible business opportunities to persons looking for alternative sources of income, and whose entry is generally restricted by gender, age, education or previous experience. Around the world a substantial majority of direct sellers are women, and most work in their direct selling businesses on a part-time basis. A very small percentage of direct sellers are employees of the companies whose products they sell. In many cases, direct selling opportunities develop into a fulfilling career for those who achieve success and choose to pursue their independent direct selling business on a full-time basis.

         COMPETITION. Discovery Toys competes in the direct selling industry and the $24 billion North American toy market in general. Discovery Toys competes on price and quality. Discovery Toys differentiates itself by offering a unique line of high quality educational toys. Generally, Regal competes with companies in three marketing channels: direct selling, traditional discount stores and fundraising programs where competition is based on merchandising mix, price and the recruitment of talented sales representatives.

         DIRECT SELLERS. Discovery Toys and Regal compete with other direct selling companies for representatives on various levels, including but not limited to, earnings opportunity, product selection, program flexibility and convenience. Avon Products, Inc., Tupperware Corp and Amway Corporation are amongst the largest direct selling companies with which the Company competes.

         o Avon Products, Inc. (NYSE: AVP) is the world's leading direct seller of beauty and related products, with total sales in excess of $5.0 billion worldwide. Avon has recently modified its product line and now competes directly with Regal on certain items, such as home entertaining, home decor and children's products. Avon also markets an extensive line of fashion jewelry, apparel, gifts and collectibles.

         o Tupperware Corp. (NYSE: TUP) is a leading international direct selling company with total sales of over $1.0 billion worldwide. There are 1.0 million independent sales people worldwide demonstrating and selling Tupperware's premium food storage and serving containers, microwave cookware and children's toys in over 100 countries.

         o Amway Corporation is a leading worldwide direct selling company of consumer products with total estimated sales of over $2.0 billion in the United States.

         DISCOUNT STORES. Stores catering to consumer shoppers, such as Wal-Mart, Toys "R" Us, Zellers Inc., Hallmark and Carlton Cards sell similar product lines and compete with Regal and Discovery Toys on a price and value basis.

         o Wal-Mart Stores, Inc. (NYSE: WMT), the world's largest retailer, operates discount stores across the US and Canada. Each store carries stationery, housewares, electronics, tools, sporting goods, toys, jewelry, as well as multiple other supplies for the home. Wal-Mart is believed to be the largest retailer of toys in the United States.

         o Toys "R" Us, a nationwide chain of retailers, is believed to be the second largest retailer of toys in the U.S.

         o Zellers Inc., is a leading Canadian chain of 350 discount department stores which generated sales of $4.6 billion in 1999. Zellers targets budget-conscious consumers and is further distinguished in the marketplace by its exclusive brands and customer loyalty rewards program.

         o Specialty card stores such as Hallmark and Carlton Cards operate retail outlets across Canada which provide a wide selection of cards, ribbons and gift wrap.

         o Educational toy groups such as Leap Frog, Zany Brainy, and Imaginarium are also competitors of the Company.

         FUNDRAISING. Non profit groups, such as schools and churches, often use fund raising programs to generate incremental funds for school initiatives. Regal catalogues and products are sold for these purposes in Canada. Many fundraising competitors offer similar product lines, although their product selection is typically limited.

         o QSP, Inc., a subsidiary of the Reader's Digest Association, Inc., had estimated worldwide sales of $300 million in 2000. QSP helps schools and youth groups raise funds for the projects through the sale of magazine subscriptions, gift wrap, cards and small gifts.

         o Third Wave Fundraising serves school, scout, sport and church groups. The company generally requires a minimum order of $500 per group. Fundraising groups sell Third Wave's products such as candles, cookie dough and chocolates at full price and then order items at a discount from the company.

           INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

         We regard our copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, independent contractors, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the United States and Canada, and have applied for and obtained registration in the United States for certain of our trademarks and service marks, including "Discovery Toys," and the Discovery Toys logo. "Regal Greetings and Gifts" is a registered trademark in Canada. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available.

         We have been and may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by us and our licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if these claims are successful, we may be required to change our product offerings and pay financial damages. There can be no assurance that these changes of trademarks, alteration of content or format or payment of financial damages will not adversely affect our business, results of operations and financial condition.

         We may be required to obtain licenses from others to refine, develop, market and deliver new products. There can be no assurance that we will be able to obtain any license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

                           OUR RECENT COMPANY HISTORY

         RECAPITALIZATION. On July 18, 2001, Eos acquired all of the outstanding capital stock of Discovery Toys, Inc., a California corporation, pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among Eos, Discovery Toys and the holders of all of the issued and outstanding capital stock of Discovery Toys (the "Discovery Toys Stockholders"). Discovery Toys operates as a wholly owned subsidiary of Eos. Pursuant to the Stock Purchase Agreement, Eos issued an aggregate of 33,772,143 shares of common stock to the stockholders of Discovery Toys in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys. The consideration paid by Eos for the acquisition of Discovery Toys was determined through arms-length negotiation by the management of Eos and the majority stockholders of Discovery Toys. Subsequent to the acquisition, the Discovery Toys Stockholders hold a majority of the voting interests in Eos. This reverse merger has been treated as a recapitalization of Discovery Toys.

         As part of the transactions contemplated by the Stock Purchase Agreement, the Board of Directors of Eos amended and restated its By-Laws. The Amended and Restated By-Laws provide that the Board of Directors shall consist of nine members. The initial members of the Board of Directors following the Company's acquisition of Discovery Toys consists of two groups, the Eos directors and the Discovery Toys directors. The Eos directors are Jonathan C. Klein, Peter A. Lund, Anthony J. Robbins and Charles D. Peebler, Jr. The Discovery Toys directors are Julius Koppelman, William S. Walsh, Anthony R. Calandra and James M. Cascino. There is one vacancy on the Board of Directors to be filled by the vote of a majority of the directors (the "Outside Director"). The person so selected shall serve until the next annual meeting of stockholders. The Outside Director has not been appointed as of the date hereof. If any Eos director or Discovery Toys director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board of Directors, the replacement of that director will be nominated by the majority of the remaining directors of the group to which such director shall have been a member, or the sole remaining director of such group, if applicable. If the Outside Director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board of Directors, the replacement of such director will be filled by the vote of a majority of the remaining directors. The Amended and Restated By-laws also provide that the Eos directors and the Discovery Toys directors shall each have the right to nominate four persons as directors of Eos.

         The composition of the Board of Directors of Discovery Toys has not been affected as a result of the acquisition. Pursuant to the Stock Purchase Agreement, for so long as Eos owns one hundred percent of the issued and outstanding capital stock of Discovery Toys, it shall vote the Discovery Toys stock it holds, at any time, in favor of those individuals properly nominated by Discovery Toys' then existing Board of Directors for membership on the Discovery Toys Board of Directors.

         In connection with the transactions contemplated by the Stock Purchase Agreement, Eos entered into a Registration Rights Agreement with the former stockholders of Discovery Toys. This agreement provides that Eos shall use reasonable commercial efforts to file a registration statement with the Securities and Exchange Commission for the public sale of the shares of Eos common stock issued pursuant to the Stock Purchase Agreement within ninety days of the date of the Stock Purchase Agreement. As of the date hereof, Eos has not filed such registration statement. Additionally, Eos, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC agreed to terminate the Stockholder Agreement by and among them dated May 27, 1999 pursuant to a Termination Agreement dated July 18, 2001.

         After giving effect to the issuance of the common stock pursuant to the Stock Purchase Agreement and the issuance of the common stock pursuant to the Note Exchange Agreement described below, Eos has outstanding 56,132,098 shares of common stock. As a result of such issuances by the Company, immediately after the acquisition, the former stockholders of Discovery Toys owned approximately 60% of the voting power of Eos and the stockholders of Eos immediately prior to the consummation of the acquisition of Discovery Toys owned approximately 40% of the voting power of Eos. As a condition to the closing of the acquisition, Eos issued 2,400,000 shares of common stock to CYL Development Holdings, LLC in exchange for cancellation of a $2,400,000 promissory note, payable by Eos. The promissory note, which was initially issued by Eos payable to The Chase Manhattan Bank, was assigned by The Chase Manhattan Bank to CYL Development Holdings, LLC. CYL Development Holdings, LLC is a principal stockholder in Eos.

         As a condition to the closing of the acquisition described above, Eos and Peter A. Lund agreed to amend the offer letter dated July 24, 2000 which sets forth the terms of Mr. Lund's employment arrangement with Eos. The amendment accelerated the vesting of the unvested portion of the three million dollar bonus provided for in the offer letter and modified the payment dates of such bonus.

         In connection with the restructuring of Eos' business and operations, Eos entered into an amendment to the Content Provider Agreement and License dated as of April 23, 1999 by and among Eos, Anthony J. Robbins and Robbins Research International Inc. Pursuant to this amendment, Eos assigned and transferred to the Robbins Group all of its right, title and interest in all property rights pursuant to the Content Provider Agreement and License and any property or rights derived therefrom. In consideration of the aforementioned assignment and transfer, the Robbins Group agreed to extinguish certain obligations of Eos under the Content Provider Agreement and License. Eos retained the exclusive right and license to use any content relating to certain intellectual property rights granted pursuant to the Content Provider Agreement now existing or developed in the future, royalty-free, for the limited purpose of training over the Internet employees or consultants of any entity engaged principally in the direct selling of products or services with respect to which Eos directly or indirectly owns an equity interest of more than fifty percent, subject to certain limited retained rights of the Robbins Group to use such content in Internet training. The amendment further provides that Anthony J. Robbins shall make up to two appearances at sales meetings or conventions for employees and/or consultants of Eos or any of its affiliates in any twelve-month period.

         As a result of the transaction with Discovery Toys, Eos has changed its strategic focus to serve as a company with a mission to acquire and grow consumer product companies with a direct selling emphasis.

         REGAL ACQUISITION. To pursue this strategy, Eos purchased the Regal Greetings and Gifts division of MDC Corporation, Inc. ("MDC"), an Ontario Corporation, and Primes DeLuxe, Inc. and MDC Regal, Inc. (each a subsidiary of MDC Corporation) on December 14, 2001. The Regal business consists of all the assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory and prepaid expenses. This acquisition was accounted for as a purchase.

         The Regal business was purchased by Regal Greetings and Gifts Corporation, a Canadian Corporation ("Regal Corporation") which was formed by RGG Acquisition Inc., ("RGG"), a wholly owned subsidiary of Eos, to effect the purchase. The purchase price for an 85% interest in the assets of the Regal business was approximately $22.0 million, including $0.7 million in cash acquisition costs, plus the assumption of existing liabilities of approximately $4.2 million. The $22.0 million, together with cash debt issue costs of $0.7 million relating to the transaction, was satisfied with the issuance of a $3.8 million note ($2.9 million net of discount) by Regal Corporation to MDC, put rights with an estimated fair value of $0.5 million granted to MDC related to its 15% equity ownership interest of Regal Corporation, $6.5 million short term bridge notes issued by Eos, a primary loan of $8.3 million from The Bank of Nova Scotia to the Regal Corporation and a mezzanine loan in the amount of $4.5 million from RoyNat Capital Inc. ("RoyNat") to the Regal Corporation. RGG and PDL provided a guarantee to MDC of the performance of the note issued by Regal Corporation to MDC. In connection with the mezzanine loan, the Regal Corporation issued warrants to RoyNat to purchase 11,000 shares of the common stock of the Regal Corporation for $0.01 per share. Upon exercise of such warrants, RGG's and MDC's percentage of ownership of the Regal Corporation will be reduced proportionally. In connection with this transaction, MDC, RGG, RoyNat, the Bank of Montreal Capital Corporation and Regal entered into an Amended and Restated Unanimous Shareholders Agreement, as amended thereafter, providing for, among other things, certain transfer restrictions, rights of first refusal, co-sale rights, put and call rights and preemptive rights. RoyNat assigned a portion of the mezzanine loan and the rights related thereto to the Bank of Montreal Capital Corporation. McGuggan, LLC provided to MDC a guarantee of the performance by RGG of its obligations under the acquisition agreement. The purchase price and nature of the consideration paid in the acquisition were determined through arms-length negotiations. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity" and the notes to the financial statements included herein.

         The bridge notes issued by Eos in the amount of $3.0 million to Weichert Enterprises, LLC and in the amount of $3.5 million to DL Holdings I, LLC are payable on April 13, 2002. CYL Development Holdings, LLC, a principal stockholder of Eos, is also a non-voting member of DL Holdings I, LLC. In connection with the short term notes, Eos issued warrants to acquire 2,600,000 shares of its stock for $2.95 per share subject to certain terms and conditions. See "Item 5-Market for Registrant's Common Stock and Related Stockholders Matters" for a description of the short term bridges notes, the warrants and certain registration rights, put rights and call rights relating to this bridge financing.

         ITEM 2.  PROPERTIES

         We are headquartered in New York, New York, where we lease approximately 2,400 square feet of space at 888 Seventh Avenue, 13th Floor. The lease is for one year beginning November, 2001 and is cancelable at any point during the lease with 30 days notice by the lessee or lessor.

         Discovery Toys operates a 180,000 square foot leased facility at 6400 Brisa Street, Livermore, California. The facility contains both warehouse space of approximately 150,000 square feet for storage and distribution and 30,000 square feet of office facilities. The lease expires in February, 2004.

         Regal occupies 45 locations across Canada in 8 provinces. Regal's headquarters is located at 7035 Ordan Drive, Mississuaga, Ontario in a 237,065 square foot leased facility. The lease expires in 2009. The company also maintains a secondary headquarters in Quebec City, Quebec, consisting of a 2,987 square foot leased facility that includes a French speaking call center. There are 43 representative service centers in light industrial areas that average 6,600 square feet to supply representatives locally. The facilities total approximately 286,205 square feet and are all leased facilities. We believe that our facilities are adequate for our needs.

         ITEM 3.  LEGAL PROCEEDINGS

         We are not currently subject to any material legal proceedings. We have from time to time become a party to various legal proceedings arising in the ordinary course of our business.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 31, 2001, a special meeting of stockholders was held to vote upon a proposal to approve a change of the Company's name from dreamlife, inc. to Eos International, Inc. The proposal was approved at the special meeting. The record date for the special meeting was the close of business on October 24, 2001. On that date, the Company had 56,132,098 shares of Common Stock outstanding.

         There were 40,356,496 shares present in person or represented by proxy at the special meeting, of which 40,356,496, shares voted in favor of the proposal. No shares voted against the proposal and no shares abstained. There were no broker non-votes at the special meeting.

                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE OF COMMON STOCK

         Our common stock is quoted on the OTC Bulletin Board under the symbol "EOSI". The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


2001                                           HIGH                        LOW
----                                           ----                        ---

First Quarter                                 $2.75                      $0.94
Second Quarter                                $1.06                      $0.80
Third Quarter                                 $2.00                      $0.90
Fourth Quarter                                $3.20                      $1.70

2000

First Quarter                                $18.13                      $9.88
Second Quarter                                $9.88                      $3.50
Third Quarter                                 $4.03                      $3.50
Fourth Quarter                                $3.66                      $0.94



HOLDERS

         On March 25, 2002, the closing sale price of our common stock on the OTC Bulletin Board was $2.95 per share. There were 129 holders of record as of March 25, 2002. We estimated total beneficial owners to be 1,009 as of March 25, 2002. We have no outstanding shares of preferred stock as of March 25, 2002.

DIVIDENDS

         Eos has not declared or paid any cash dividends on its common stock. Eos intends to retain its future earnings, if any, to fund the development and growth of its business. Eos does not anticipate paying any cash dividends in the foreseeable future.

         Prior to the recapitalization, Discovery Toys paid cash dividends to its stockholders of $.00 per share and $.03 per share in the years ended December 31, 2001 and 2000.

         Both operating subsidiaries, Discovery Toys and Regal, have restrictions against making loans, advances, dividends and corporate overhead payments to Eos without lender approvals. Management is currently in negotiations with the primary lender of Discovery Toys, PNC Bank, to allow additional overhead charges to support the Eos parent. On March 18, 2002, the bank approved $50,000 in corporate overhead fees to be charged to Discovery Toys and paid to Eos. Final agreements are being negotiated to permit up to $250,000 to be charged to Discovery Toys, and paid to Eos, before the period ending June 30, 2002, and an additional $150,000 to be charged from July 1, 2002, until December 31, 2002. Discussions also have been entered into with the primary lenders of Regal, The Bank of Nova Scotia and RoyNat, to attempt to negotiate additional corporate overhead charges to be billed to Regal and paid to Eos similar to those being negotiated for Discovery Toys. There can be no assurance that final agreements will be reached on these amendments to the current loan arrangements.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fourth quarter of the year ended December 31, 2001, Eos sold short term bridge notes and warrants to purchase its common stock to two investors, in each case in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving a public offering, as set forth below. Based on discussions with and representations made by such investors, Eos reasonably believes that each such investor was an accredited and/or sophisticated investor. Eos granted to each investor access to information on the Company necessary to make an informed investment decision.

         The short term bridge notes were sold by Eos to DL Holdings I, LLC and Weichert Enterprises, LLC in the principal amounts of $3,500,000 and $3,000,000 respectively. These notes bear interest at the rate of 13% per annum and mature April 13, 2002, at which time all principal and interest is due. CYL Development Holdings, LLC, a principal stockholder of Eos, is also a non-voting member of DL Holdings I, LLC. Eos agreed to use its best efforts to grant, or cause to be granted, to DL Holdings I, LLC and Weichert Enterprises, LLC, a perfected security interest in all of its assets and other property and any of its subsidiaries that have been or are available to be granted as collateral. Eos has not granted such security interests to DL Holdings I, LLC or Weichert Enterprises, LLC because it is currently prohibited from granting security interests by the loan arrangements between its subsidiaries and their respective lenders.

         DL Holdings I, LLC and Weichert Enterprises, LLC were granted warrants to purchase 1,400,000 and 1,200,000 shares of common stock of Eos, respectively, in connection with the issuance of the short term bridge notes. The warrants may be exercised at the price of $2.95 per share for a five year period commencing on April 14, 2002. Both DL Holdings I, LLC and Weichert Enterprises, LLC were granted demand and "piggyback" registration rights on the shares of common stock of Eos underlying the warrants.

         The holders of the warrants have a put right with respect to the shares of common stock of Eos underlying the warrants, commencing on the date upon which all of the amounts owing under the short term notes have been paid in full. This right allows the holders of the warrants to sell to Eos all or a portion of the warrants at $0.15 per share, if the put right is exercised before April 14, 2002, $0.45 per share, if the put right is exercised after April 14, 2002 but before August 14, 2002, and $0.90 per share if the put right is exercised after August 14, 2002. Eos has a call right with respect to the shares of common stock underlying the warrants at any time during the 90 day period commencing on the date upon which all amounts owing under the short term notes have been paid in full. The call right allows Eos to purchase from the holders of the warrants, at a price of $0.15 per share, if the call right is exercised before April 14, 2002, $0.45 per share, if the call right is exercised after April 14, 2002 but before August 14, 2002, and $0.90 per share if the call right is exercised after August 14, 2002, a number of shares of common stock of Eos equal to 75% of the total number of shares of common stock into which such warrant holder's warrants were exercisable on the date of their issuance, less the number of shares of common stock underlying the warrants of such holder that have been repurchased pursuant to the put right discussed above.

         If all amounts owing under the short term notes have not been paid in full on or prior to December 9, 2002, Eos has agreed to issue to DL Holdings I, LLC and Weichert Enterprises, LLC on such date and on each 30th day following such date that such payment has not occurred, warrants to purchase an aggregate of 16,667 shares of common stock of Eos (53.8461% to DL Holdings I, LLC and the balance to Weichert Enterprises, LLC) for each day after December 9, 2002 that all amounts owing under the short term notes remain unpaid. The exercise price for these warrants shall be $.50 per share.

         ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data should be read in conjunction with "Management's Discussion of Financial Condition and Results of Operations" and our financial statements and notes to those statements and other financial information included elsewhere in this Annual Report.

                    (in thousands, except per share amounts)


                                                                         Period from     Unaudited Unaudited 11
                                                Year Ended   Year Ended   Jan. 15, 1999 Year Ended   Mos. Ended
                                                  Dec. 31,     Dec. 31,  to Dec. 31,      Dec. 31,     Dec. 31,
                                                      2001         2000         1999       1998(1)      1997(1)
                                                      ----        -----         ----       -------      -------
STATEMENT OF OPERATIONS DATA:
Revenues                                           $44,280    $ 40,131    $ 39,673        $ 35,284    $ 36,120
Cost of revenues                                    25,920      24,190      23,407          12,617      13,625
                                                  --------    --------    --------        --------    --------

Gross profit                                        18,360      15,941      16,266          22,667      22,495
OPERATING EXPENSES:

Selling, general & administrative                   18,150      16,546      15,831          25,017      27,129
Amortization of intangible assets                     (525)       (525)       (525)             --          --
                                                  --------    --------    --------        --------    --------
         Total operating expenses                   17,625      16,021      15,306          25,017      27,129
                                                  --------    --------    --------        --------    --------
Income (loss) from operations                          735         (80)        960          (2,350)     (4,634)

Interest income (expense), net                        (957)        (44)       (218)           (201)       (150)
Other income (expense)                               2,030         457         (10)         (1,506)      1,669
                                                  --------    --------    --------        --------    --------
Income (loss) before income taxes                    1,808         333         732          (4,057)     (3,115)
Provision for income taxes                              59           6          --            (636)     (1,090)
                                                  --------    --------    --------        --------    --------
Net income (loss) before minority interest           1,749         327         732          (3,421)     (2,025)
Minority interest                                       (9)         --          --              --          --
                                                  --------    --------    --------        --------    --------

Net income (loss) attributable to common
      stockholders                                $  1,740    $    327    $    732        $ (3,421)   $ (2,025)
                                                  ========    ========    ========        ========    ========

Basic and diluted net loss per share              $    .04    $    .01    $    .02        $   (.09)   $   (.05)
Weighted average shares of common stock (2)
      outstanding used in computing basic
      net income per share                          45,900      38,300      39,000          39,000      39,000
Weighted average shares of common stock
      outstanding used in computing diluted net
      income per share                              46,007      38,300      39,000          39,000      39,000
Dividends per share                               $     --    $    .03    $     --        $     --    $     --
                                                  --------    --------    --------        --------    --------

(1) Presentation of data prior to 1999 does not reflect adjustments made for adoption of classification rules that require shipping and handling charges to be reflected in revenue and cost of sales, respectively, and the costs of the company's sales compensation plan as a reduction of revenues. Prior to 1999 Discovery was a division of Avon Products, Inc.

(2) Shares have been converted to reflect equivalent shares outstanding subsequent to the July 18, 2001 recapitalization.


                                                                           As of December 31,
                                                      ---------------------------------------------------------
                                                      2001         2000         1999          1998         1997
                                                      ----         ----         ----          ----         ----
                                                                                            unaudited    unaudited
BALANCE SHEET DATA:
Cash & cash equivalents                             10,782       10,927       10,500           455          250
Working capital                                      8,369        8,162        8,201       (5,997)      (1,202)
Total assets                                        43,008       16,824       16,895         9,142       10,271
Long-term liabilities                               18,891        4,631        3,379             0            0
Redeemable Warrants                                    977           --           --            --           --
Stockholders' equity (deficit)                      (5,746)         352        1,537        (3,625)        (158)

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

         OVERVIEW

         Eos (formerly known as dreamlife) launched a website, WWW.DREAMLIFE.COM, on February 12, 2000 with an objective to build an interactive network for personal and professional improvement. This business model failed to generate sufficient revenues to support the business. On July 18, 2001, Eos acquired all of the outstanding capital stock of Discovery Toys, Inc. pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among Eos, Discovery Toys, Inc. and the holders of all of the issued and outstanding capital stock of Discovery Toys, Inc. (the "Discovery Toys Stockholders"). Pursuant to the Stock Purchase Agreement, Eos issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys Stockholders in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys, Inc. The consideration paid by Eos for the acquisition of Discovery Toys, Inc. was determined through arms-length negotiation by the management of Eos and the majority stockholders of Discovery Toys, Inc. Subsequent to the acquisition, the Discovery Toys Stockholders hold a majority of the voting interests in Eos. Discovery Toys, Inc. operates as a wholly owned subsidiary of Eos. As Eos, immediately prior to the merger, was a public shell with no viable business operations of is own, the transaction has been accounted for as a recapitalization of Discovery Toys, Inc.

         As a result of the transaction with Discovery Toys, Eos has changed its strategic focus to serve as a company with a mission to acquire and grow consumer product companies with a direct selling emphasis.

         To pursue this strategy, Eos purchased 85% of the assets of the Regal Greetings and Gifts division of MDC Corporation, Inc. ("MDC"), an Ontario Corporation, and Primes DeLuxe, Inc. and MDC Regal Inc. (each a subsidiary of MDC Corporation) on December 14, 2001. The Regal business consists of all the assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory and prepaid expenses. This acquisition was accounted for as a purchase. Primes Deluxe, Inc. conducts Regal's operations in Quebec.

         The results of Regal's operations have been included in the consolidated financial statements since December 14, 2001.

         As a result of the following, the discussion and analysis of our financial condition and results of operations for the periods reported reflect the operations of Discovery Toys.

         (i) Discovery Toys was the acquirer of Eos for accounting purposes in the reverse acquisition on July 18, 2001 and, thus, the financial statements presented prior to that date are those of Discovery Toys; and

         (ii) On December 14, 2001, we acquired the Regal Greetings and Gifts division of MDC Corp. and certain subsidiaries of MDC and the consolidated results of the operations include the activity of this subsidiary from December 14 through December 31, 2001.

         CRITICAL ACCOUNTING POLICIES

         In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         REVENUE RECOGNITION AND SALES RETURNS Revenue is recognized when the product is delivered, which is generally at the time of shipment, when legal title and risk of loss are transferred to our independent sales representatives.

         Independent sales consultants have limited rights to return product orders, and we record provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience. Actual returns were not significant during 2001, 2000 or 1999.

         We maintain an incentive bonus plan in which all independent consultants participate. Under the plan, consultants earn awards based on individual and team sales performance and other benchmarks. Awards are determined and accrued for on a monthly basis at Discovery Toys and on a periodic basis at Regal. These awards are reflected as a reduction of revenues in the period the awards are earned.

         We provide coupons to buyers of our products and hostess volunteers that can be used towards the purchase of future Company products. When coupons are provided in conjunction with the sale of products, we allocate the sales proceeds between the fair values of the products and the value of the coupon based on estimated redemption rates. Amounts attributable to the value of the coupon are deferred until the earlier of redemption of the coupon or expiration occurs. When coupons are provided as incentives to hostess volunteers, we accrue the value of the coupon based on estimated redemption rates as a sales and marketing expense. When coupons are provided as incentives to sales representatives, we accrue the value of the coupon based on estimated redemption rates as a reduction of revenues.

         INVENTORIES Inventories are stated at the lower of cost or market value. We record adjustments to the value of inventory based upon our forecasted plans to sell our inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

         GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets, as well as negative goodwill, were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

         Effective in 2002, goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Further, in 2002, negative goodwill must be written-off as the cumulative effect of a change in accounting principle. As a result, the Company expects to record a benefit of approximately $3.7 million on Janaury 1, 2002 resulting from the write-off of goodwill.

         ESTIMATES ARISING FROM THE ACQUISITION OF REGAL We granted warrants to certain lenders from whom we obtained financing to acquire an 85% interest in the assets of Regal. These warrants give the holders the option to purchase shares of stock from us at a fixed price or sell the warrants back to us at prices defined in the agreement. In some cases, these prices are based on a multiple of the historical earnings of Regal. The minority stockholder also has the right to sell (put) its interest to us at a price based a multiple of the historical earnings of Regal. The warrants granted to our lenders and the put rights granted to the seller have been recorded at fair value. The underlying valuations, which were determined through use of the Black Scholes Model, represent significant accounting estimates. The price at which the warrant holders and minority stockholder can sell their instruments back to us is a key variable in determining fair value with the Black Scholes Model. As the price in some instances is based, in part, on a multiple of the historical earnings of Regal, this variable, and therefore, our calculation of the fair value of these instruments is subject to change. Changes in the value of the warrants will be reflected as interest expense. Changes in the value of the seller's put rights will be reflected as changes in the carrying value of the minority interest.

                              2001 COMPARED TO 2000

         REVENUES We record revenues from sales made to our independent sales representatives, net of the cash incentives earned by these representatives under our incentive bonus plans. Revenues for the current year ended December 31, 2001 increased 10.3% from $40,131,000 to $44,280,000. The revenues from the acquisition of Regal Greetings and Gifts contributed $2,455,000 or 6.1% of the increase as a result of inclusion of its sales from the acquisition date, December 14, 2001, through the end of 2001. The remaining $1,694,000 or 4.2% of the increase represents an increase in the sales of Discovery Toys. Discovery Toys' increase in product sales (toys, books and software) contributed 5.0% of the increase in revenues. New product sales increased 50% compared to the prior year, which generated increases in product orders and average order. Shipping and handling revenues on these products contributed 0.9% of the 10.3% increase to the overall revenues. These gains were offset by increased compensation plan costs of 1.3% of sales and lower volume of new education consultant kit revenue of approximately 0.4% of sales. Sales of New Educational Consultant ("EC") kits are a primary measure of sales representative recruiting for the Company. We had a decrease of 10.8% in recruiting of new representatives for the year ended December 31, 2001 using this measure. Discovery Toys engaged in more promotional discounting of these new EC kits in fiscal year 2000 as compared to fiscal year 2001 which we believe led to increased purchases of the kit in fiscal 2000 as a result of the excellent product value included as part of the kit, without generating new ECs that became active in selling for the Company. We believe this to be a factor in the lower recruiting numbers reflected in the year ended December 31, 2001.

         To offset the effect of the lower number of recruits, the Company changed its maintenance policy for inactive recruits during 2001 and pursued programs to reactivate representatives who had ceased to actively promote our products. This campaign is believed to have been a contributor to our growth in pre-Christmas sales realized during the fourth quarter.

         Although the total number of sales representatives from which we received orders dropped 2.2% from last year, order count grew 5.1% showing a more active sales force that was also reflected in net growth of our group manager sales consultant rank.

         During the year, Discovery Toys implemented its internet "e-clic" online ordering system to allow its educational consultants the convenience of ordering online and to simplify its ordering process by automating much of the mathematical process sales representatives previously had to perform in submitting orders.

         Discovery Toys hopes to continue its sales growth trend by continuing to focus on introduction of new recruiting programs and tools, continuing to make it easier for its educational consultants and customers to do business with the company and continuing to develop and introduce new products into its product line.

         COST OF SALES Cost of sales increased from $24,190,000 for the year ended December 31, 2000 to $25,920,000 for the year ended December 31, 2001 but decreased from 60.3% of sales in 2000 to 58.5% of sales for the year ended December 31, 2001. Discovery Toys showed slight improvement in its cost of sales which dropped from 60.3% of sales for the year ended December 31, 2000 to 59.1% of sales for the year ended December 31, 2001, a 2.0% improvement. Overall cost of sales were aided by lower new EC kit sales in the 2001 product mix, which tend to generate lower margins than regular product sales and improved margins on those new EC kits sold. This contributed a decrease of 1.3% to the cost of sales as a percentage of sales. The balance of the improvement came from improved cost recovery of shipping and handling and catalogue printing costs.

         Regal attempts to identify products that will allow for adequate markup to support its earning opportunity for its sales representatives, provide excellent perceived value to its end customers, and support its margin requirements needed for its operation of its representative service centers (distribution centers) for the convenience of its sales force. Regal also sells products at its distribution centers that are not in its current catalogues as a method to reduce excess inventories and generate more sales activity at its distribution centers.

         As Regal Greetings and Gifts has a lower cost of sales as a percentage of sales than Discovery Toys, the inclusion of Regal's results for the short period from December 14, 2001 to December 31, 2001 had the effect of decreasing overall cost of sales as a percent to sales by 0.6%. Regal experienced a 48.7% cost of sales as a percent of sales during the period from the acquisition date, December 14, 2001, until the end of the 2001 fiscal year.

         SALES AND MARKETING EXPENSES Sales and marketing expenses increased from $6,940,000 for the year-ended December 31, 2000 to $7,601,000 for the year ended December 31, 2001. Inclusion of the results of operations for Regal Greetings and Gifts added $660,000 of expense from the date of acquisition, December 14, 2001, until December 31, 2001. Discovery Toys sales and marketing expenses were flat for the year ended December 31, 2001 as compared to the year ended December 31, 2000 as Discovery Toys continued to focus on cost control.

         GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased from $9,606,000 for the year ended December 31, 2000 to $10,549,000 for the year ended December 31, 2001. Overhead attributable to the operation of the Eos parent represented $885,000 of the overall increase as a result of the assumption of salaries, rent, insurance, and regulatory compliance costs related to its structure as a public company. Eos corporate expenses increased in the fourth quarter as activity around evaluation of potential acquisitions, and work done by accountants and attorneys to meet regulatory reporting requirements increased. The acquisition of Regal Greetings and Gifts added $413,000 to consolidated general and administrative expenses during the year ended December 31, 2001 representing Regal's general and administrative expenses from December 14, 2001 to December 31, 2001.

         Discovery Toys general and administrative expenses declined from $9,606,000 for the year ended December 31, 2000 to $9,250,000 for the year ended December 31, 2001, a $356,000 or 3.7% decline. Savings in the Information Technology ("IT") area was the primary reason as we benefited from a new contract with our IT contractor, EDS, that dropped our fixed base level of support.

         AMORTIZATION OF GOODWILL Amortization of negative goodwill in the amount of $525,000 represents the excess of the fair value of the net assets over the purchase price resulting from the recapitalization of Discovery Toys in January 1999. Eos is amortizing negative goodwill over a ten-year period using the straight-line method. Amortization will cease on December 31, 2001 and the Company will recognize the unamortized balance of $3.7 million in income in its first quarter of 2002, as the cumulative effect of a change in accounting principle.

         NET INTEREST EXPENSE Net interest expense was $957,000 for the year ended December 31, 2001 compared to $44,000 for the year-end December 31, 2000. The increase is primarily due to increased line of credit use and lower cash balances due to the stock repurchase and stockholder distribution totaling $5,985,000 prior to the recapitalization.

         OTHER INCOME Other income primarily consisted of recognition of unearned revenue from a merchandising agreement with a former internet retailer. We recognized $2,074,000 of income associated with this agreement in the year ended December 31, 2001 due to a default on the agreement whereby we recognized the full remaining unamortized amount of unearned revenue associated with the agreement. We recognized other income of $394,000 related to this agreement in the year ended December 31, 2000. We believe we have no continuing obligations under the agreement.

         INCOME TAX EXPENSE Income tax provisions of $59,000 were recognized for the year ended December 31, 2001 compared to $6,000 for the year-ended December 31, 2000. The provisions for year ended December 31, 2001 reflected $52,000 of taxes from the Regal Greetings and Gifts division based on their status as a new corporation in Canada and recognition of a small pretax profit from the short period from the date of its acquisition to the end of the year. Discovery Toys and Eos tax provisions consist mostly of state minimum tax amounts for both the years ended 2001 and 2000 as we had prior tax loss carry forwards that offset any significant taxable amounts.

         A 100% valuation allowance has been recorded against $4.6 million of deferred tax assets associated with Eos, including its U.S. subsidiary, Discovery Toys, as of December 31, 2001. Historical earnings leads management to believe that realization of these assets is uncertain. Regal, a Canadian corporation, has gross deferred tax assets of $2.7 million. Management has established a $ 2.1 million valuation allowance against these assets. Management has estimated its valuation allowance after considering the nature of the future tax deductions, the timing of those deductions, and historical earnings.

         NET INCOME AND OTHER MEASURES Net income increased $1,413,000 to $1,740,000 for the year ended December 31, 2001 compared to $327,000 for the year ended December 31, 2000.

         The additional contribution from Discovery Toys sales and operating improvements assisted in covering the additional corporate overhead generated as a result of the reverse merger with Eos, which along with the recognition of the unearned revenue related to the termination of the internet retailer merchandising agreement, were the primary reasons for the increase.

         Eos earnings per share for the year ended December 31, 2001 is $0.04 compared to $0.01 per share for the year ended December 31, 2000.

                              2000 COMPARED TO 1999

         The audit period for fiscal year 1999 in the financial statements included in this annual report is from January 15, 1999 to December 31, 1999. The following discussion of fiscal year 2000 compared to fiscal year 1999 is based upon fiscal year 1999 on a proforma basis to include the period from January 1, 1999 to December 31, 1999, as management believes such unaudited proforma comparison to be more meaningful than a comparison to the audit period for fiscal 1999.

         Following performance gains in fiscal 1999 as compared to fiscal 1998, assisted by sales to eToys, a former internet toy e-tailer, the Company's revenue performance in fiscal 2000 as compared to fiscal 1999 was relatively flat. Soft sales due to the economic slowdown in the fourth quarter of fiscal 2000 and a drop in eToys revenues throughout fiscal 2000 were the primary contributors to a small overall sales decline in 2000 as compared to 1999.

         Revenues for 2000 were $40,131,000 or 0.7% below the prior year's sales of $40,420,000 on a full year proforma basis. Entering the fourth quarter, sales were up 3% or $641,000 versus the prior year, however, a weak economy and retail market contributed to a sales decline in the fourth quarter of fiscal 2000, when approximately 45% of the company's business is conducted. The drop in eToys sales accounted for $978,000 of a $930,000 sales decline in the fourth quarter of 2000. Gross margin was slightly lower in the year ended December 31, 2000 at 39.7% of sales compared to the 41.3% of sales realized for the full year ended December 31, 1999. Discounting of new EC kits and the loss of the higher margin eToys sales were factors in the 3.7% decline.

         Sales and marketing expenses were $6,940,000 for the year ended December 31, 2000 compared to 6,880,000 for the full year 1999. Expenses changed less than 1% for the year.

         General and administrative expenses were $9,606,000 in 2000 compared to $9,785,000 in 1999, a decrease of $179,000 due to cost control efforts and minor staff reductions.

         Negative goodwill amortization was $525,000 for both 2000 and 1999 on a full year basis attributable to amortization of the excess value of the net assets over the purchase price from the acquisition of Discovery Toys from Avon.

         Discovery Toys realized an operating loss of $80,000 in 2000 versus proforma full year operating income of $521,000 in 1999. The loss of sales volume combined with a $242,000 eToys bad debt "write-off" contributed to the operating decline. The $242,000 write-off was due to outstanding invoices not paid by eToys at the time they filed for bankruptcy.

         The loss of new EC kit revenues was a factor contributing to the Company's decline in operating income for the year ended December 31, 2000. To spark recruiting the Company engaged in promotional discounting of the new EC kit. The number of new recruits increased 29.1%; however, profit generated by EC kit sales declined approximately $200,000 compared to the prior year. Despite the significant increase in new recruits, active selling sales representatives increased marginally, while the number of product orders and average order size declined. This indicates the Company recruited unproductive sales representatives or "Kit Buyers." Kit Buyers are new recruits who join Discovery Toys to get the new EC kit, because of its value, but never actively sell.

         Net Interest Expense declined to $44,000 for the year ended December 31, 2000 mainly as a result of having more cash on hand due to payments received from a sales and merchandising agreement with an internet retailer.

         Income Tax Provisions were neglible for both 2000 and 1999 as they represented only minimum state income tax expenses as we had prior tax loss carryforwards that offset any significant taxable amounts.

         Net income dropped from $562,000 on a full year proforma basis in the year ended 1999 to $327,000 for the year ended December 31, 2000. The decrease in net income which resulted from the drop in operating income was partially offset by the inclusion of amounts recognized as other income from the merchandising agreement with eToys of $394,000 in the year ended December 31, 2000 compared to $32,000 in year end December 31, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         During the twelve month period ended December 31, 2001, we generated approximately $2.4 million of cash in operating activities, primarily due to $1.3 million of cash generated by Discovery Toys from improved operating income, $0.8 million of cash from operations consumed by the addition of the Eos parent additional overhead added during 2001, and $1.9 million of cash generated from operations from Regal Greetings and Gifts, largely due to a temporary increase in accounts payable relating to acquisition costs not paid as of December 13, 2001.

         During the year ended December 31, 2001, the Company used $13.8 million for investing activities. This amount consisted of $18.5 million paid to acquire Regal and $200,000 of capital expenditures, offset by $5.0 million of cash acquired in connection with the acquisition of Regal and the reverse merger with Eos. The Company had $11.3 million of net cash provided by financing acitivities, which was mostly related to proceeds net of debt issue costs of $18.5 million received from financing obtained to acquire Regal, offset primarily by distribuitons and stock repurchases of $6.0 million made by Discovery Toys prior to the reverse merger with Eos. Discovery Toys consumed $4.7 million primarily resulting from $4.5 million used to pay distributions to the stockholders of Discovery Toys prior to the recapitalization, $1.5 million used to repurchase common stock of Discovery Toys prior to the recapitalization, less $1.3 million of cash acquired in the recapitalization.

         The Regal Business was purchased by Regal Corporation which was formed by RGG, a wholly owned subsidiary of Eos, to effect the purchase. The purchase price for an 85% interest in the assets of the Regal business was approximately $22.0 million, including $0.7 million in cash acquisition costs, plus the assumption of existing liabilities of approximately $4.2 million. The $22.0 million, together with cash debt issue costs of $0.7 million relating to the transaction, was satisfied with the issuance of a $3.8 million note ($2.9 million net of discount) by Regal Corporation to MDC, the seller, put rights with an estimated fair value of $0.5 million granted to MDC related to its 15% ownership interest in Regal Corporation, $6.5 million of short term bridge notes issued by Eos, a primary loan of $8.3 million from The Bank of Nova Scotia to the Regal Corporation and a mezzanine loan in the amount of $4.5 million from RoyNat to the Regal Corporation. The primary loan and the mezzanine loan are each secured by all of the assets of Regal and its subsidiaries, the primary loan being senior to the mezzanine loan. RGG and PDL provided a guarantee to MDC of the performance of the note issued by Regal Corporation to MDC. In connection with the mezzanine loan, Regal Corporation issued warrants to RoyNat to purchase 11,000 shares of the common stock of the Regal Corporation for $0.01 per share. Upon exercise of such warrants, RGG's and MDC's percentage of ownership of the Regal Corporation will be reduced proportionally. In connection with this transaction, MDC, RGG, RoyNat, the Bank of Montreal Capital Corporation and Regal entered into an Amended and Restated Unanimous Shareholders Agreement, as amended thereafter, providing for, among other things, certain transfer restrictions, rights of first refusal, co-sale rights, put and call rights and preemptive rights. RoyNat assigned a portion of the mezzanine loan and the rights related thereto to the Bank of Montreal Capital Corporation. McGuggan, LLC provided to MDC a guarantee of the performance by RGG of its obligations under the acquisition agreement. The purchase price and nature of the consideration paid in the acquisition were determined through arm's length negotiations.

         The short term bridge notes are payable on April 13, 2002 in the amount of $3.0 million to Weichert Enterprises, LLC and in the amount of $3.5 million to DL Holdings I, LLC. CYL Development Holdings, LLC, a principal stockholder of Eos, is also a non-voting member of DL Holdings I, LLC. In connection with the short term notes, Eos issued warrants to acquire an aggregate of 2,600,000 shares of its stock for $2.95 per share. The warrants also contain put rights that allow the warrant holders to sell their warrants back to Eos in exchange for cash. The value attributable to put has been classified as a liability as it is settled in cash. The price at which the holders may put the warrants back to Eos increases from $0.15 per warrant to $0.45 per warrant on April 15, 2002 and to $0.90 per warrant on August 15, 2002. Changes in the fair value may result in additional interest expense. See "Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters" for a discussion of the short term notes and the warrants issued to the note holders.

         Based on the exchange rate as of the date of the Regal acquisition, the aggregate purchase price was US$22.0 million, including put rights granted to MDC, the seller, valued at $510,000. The value of the put rights, which allow MDC to sell back its minority interest to the Company in exchange for cash, was estimated using the Black Scholes model. Assumptions underlying the valuation included a risk free rate of 4.46%, a volatility of 55% and an expected life of 5 years. The put right may be exercised upon the earlier of
(i) certain liquidity events, as defined in the agreement, (ii) the bankruptcy or insolvency of Regal, (iii) March 31, 2005 but prior to March 31, 2006, in the event RoyNat is not then a shareholder of Regal, (iv) the date on which (a) James Liati, Frank Adubato, Anthony Calandra, Frank Calabrese and William Walsh collectively are not the registered or beneficial owners of more shares in the capital of Eos, than any other shareholder or shareholder group of Eos acting in concert, or (b) any of James Liati, Frank Adubato and Frank Calabrese is the registered or beneficial owner of less than 2,000,000 shares in the capital of Eos or (c) William Walsh is the registered or beneficial owner of less than 3,000,000 shares in the capital of Eos, and (v) February 2007. The price at which the warrants or underlying shares may be sold back to the Company is equal to the greater of (i) the price paid per share in any of the triggering liquidity events, (ii) the fair market value, as defined in the agreement, per share of Regal stock, or (iii)
5.5 times average Regal earnings before interest, taxes, depreciation and amortization plus cash on hand less payments needed to retire the senior debt, mezzanine debt and note to seller.

         Eos working capital was $8.4 million as of December 31, 2001. The Eos parent company as a separate entity had $6.2 million of negative working capital as of December 31, 2001. Of that negative working capital, $5.9 million represents $5.5 million in short term notes, $6.5 million face value net of a $1.0 million discount on the note, and $0.4 million of value attributed to the redeemable warrants issued with the notes. The total amount due on the notes, including interest on the notes and the minimum amount payable to the holders upon their exercise of the put rights contained in the redeemable warrants due on April 13, 2002 is $7.2 million.

         The remaining $200,000 of negative working capital of the Eos parent entity as of December 31, 2001, represents current liabilities other than the short term notes in excess of cash and prepaid expenses. The Eos parent entity has no separate source of revenues.

         Both operating subsidiaries, Discovery Toys and Regal, have restrictions against making loans, advances, dividends and corporate overhead payments to the Eos parent corporation without lender approvals. Current arrangements with the lenders do not support sufficient corporate overhead billings to the subsidiaries to provide adequate working capital for the Eos parent to meet its current operating expenses beyond May 2002. Eos must be able to negotiate agreements with its subsidiaries' lenders for additional corporate overhead billings from the parent to the subsidiaries, acquire additional sources of financing, or additional sources of capital to meet these obligations.

         On June 28, 2001, Discovery Toys, Avon Products, Inc. and other parties thereto entered into an agreement for sale by Avon to Discovery Toys of 3,911,831 shares of capital stock of Discovery Toys for $1,456,000. As part of such transaction, among other things, Discovery Toys agreed to change the maturity date of the promissory note issued by Discovery Toys to Avon from January 15, 2006 to the earlier to occur of (i) June 30, 2003, (ii) sale or transfer of all or substantially all assets of Discovery Toys, (iii) sale of 50% or more of the fully diluted outstanding capital stock of Discovery Toys (other than a sale or transfer to Eos), or (iv) sale of 50% or more of the membership interests of Discovery Toys, L.L.C. The amended promissory note is subordinate to the revolving line of credit extended by PNC Bank. The amended promissory note is in the amount of $3,500,000 and bears interest at the rate of 4.64% per annum compounded annually. The interest is due and payable at maturity.

         Eos does not have sufficient working capital to meet its obligations on the $6.5 million of notes due April 13, 2002. Eos must negotiate extensions or amendments to the $6.5 million notes or acquire additional financing or sources of capital to meet this obligation.

         There can be no assurances of the Company's ability to negotiate satisfactory agreements with its lenders sufficient to meet the Eos parent's operating cost requirements or the ability to secure additional financing or sources of capital to meet its corporate overhead expenses and the payment of its short term notes due April 13, 2002.

         Both Discovery Toys and Regal are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for its operations. The Company recognized approximately 40-50% of its annual sales revenues, in the fourth quarter. The Company requires significant working capital through the first three quarters for operating expenses and to build inventory for the fourth quarter.

         In 1999, Discovery Toys entered into a line of credit arrangement with a bank providing for advances up to $5.0 million. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory of Discovery Toys as defined in the agreement. At December 31, 2001 Discovery Toys had $2.6 million available when factoring in its borrowing base restrictions. Outstanding borrowings bear interest at a variable rate, which is generally related to the bank's borrowing rate plus 2%. The line of credit expires in May 2003 and requires that certain covenants be met. The Company was in compliance with all covenants at December 31, 2001. Borrowings under the line of credit are secured by substantially all of the assets of Discovery Toys. At December 31, 2001 and 2000, outstanding borrowings were $0 and $1,250,000, respectively and the effective interest rates were 0% and 11%, respectively.

         In December 2001 in conjunction with the acquisition of Regal Greetings and Gifts, Regal entered into a revolving credit agreement with The Bank of Nova Scotia for up to $10.0 million CDN (approximately $6.2 million U.S.) to assist in meeting its operating requirements. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory of Regal and its subsidiaries as defined in the agreement. At December 31, 2001 Regal had $3.5 million available when factoring in its borrowing base restrictions. The credit line bears interest at the bank's U.S. Dollar Base Rate in Canada plus 3.00% per annum with interest payable monthly on the 22nd of each month. There were no borrowings outstanding on this line of credit at December 31, 2001.

         In December 2001, Regal also entered into a forward exchange credit agreement with The Bank of Nova Scotia. The credit agreement allows Regal to enter into foreign currency forward exchange contracts with The Bank of Nova Scotia with a maximum term of one year. The aggregate national value of forward exchange contracts may not exceed $15.0 million. Under the terms of this agreement, Regal is subject to certain financial covenants based on liquidity ratios. During 2001, Regal did not enter into any forward contracts.

         Discovery Toys current projections indicate it will need a relaxation of the borrowing requirements from its primary lender in excess of $1.0 million from July through October of 2002.

         Regal has significant interest bearing obligations incurred in connection with its purchase and current operating projections indicate that it will fully utilize its operating line of credit during the 2002 year. There can be no assurances that Regal will not be required to request relaxation of its borrowing requirements from its primary lender on its line of credit during the next 12 months or that, if requested, its lender will agree to a relaxation of the borrowing requirements.

         There can be no assurance that additional financing or capital will be available to Eos to meet its cash requirements for its current debt and operating requirements. For these reasons there is uncertainty as to whether Eos can continue as a going concern beyond April 13, 2002. The report of the Company's auditors on the financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001 contains a separate paragraph stating that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, "certain lenders restrict the amount of funds the Company's subsidiaries may advance to the Company's parent, which has negative working capital conditions and the Company has certain debt payments due in April 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern." Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Failure to negotiate satisfactory agreements with its lenders to meet Eos operating cost requirements and seasonal financing requirements of Discovery Toys and Regal or the failure to secure additional financing or sources of capital to meet its corporate overhead expenses and the repayment of the short term notes could result in the cessation of operations or an involuntary bankruptcy of Eos or an involuntary bankruptcy of one or more of its subsidiaries.

         In addition, if Eos is unable to exercise its call option and repurchase the warrants issued to the note holders, Eos will recognize $780,000 of expense associated with an increase in the redemption value of the warrants after April 14, 2002 until August 13, 2002, and an additional $1,170,000 after August 14, 2002. Current agreements call for significantly increased costs associated with these notes should they not be paid by April 13, 2002.

         Failure of the Company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. Such a failure could constitute a constructive termination which would require payment of Mr. Lund's deferred compensation in the amount of $3.0 million. The Company would currently be unable to satisfy this obligation. This could cause Eos to cease operations or result in an involuntary bankruptcy.

         Management is currently in negotiations with the primary lender of Discovery Toys to allow additional overhead charges to support the Eos parent. On March 18, 2002, the bank approved $50,000 in corporate overhead fees to be charged to Discovery Toys and paid to Eos. Final agreements are being negotiated to permit up to $250,000 to be charged to Discovery Toys before the period ending June 30, 2002, and an additional $150,000 to be charged from July 1, 2002 to December 31, 2002. The agreement being negotiated will also anticipate the amount of additional credit required for Discovery Toys to meet its seasonal operating credit line requirements. There can be no assurance that a final agreement will be reached on these amendments to the current loan arrangements.

         Discussions have been entered into with the primary lenders of Regal to attempt to negotiate additional corporate overhead charges to be billed to Regal similar to those being negotiated for Discovery Toys. There can be no assurance that a final agreement will be reached on these amendments to the current loan arrangements.

         Management is also actively pursuing new sources of financing which may include additional sales of the Company's securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to the Company, if at all.

         RECENT ACCOUNTING PRONOUNCEMENTS In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         Eos has adopted the provisions of Statement 141 as of July 1, 2001 and will adopt Statement 142 effective January 1, 2002. When Statement 142 is adopted, remaining unamortized negative goodwill must be written off as the cumulative effect of a change in accounting principle. As a result, Eos expects to record a benefit of approximately $3.7 million on January 1, 2002 resulting from the write-off of negative goodwill. Eos does not believe there will be any additional impact from the implementation of these statements on Eos financial statements.

         In August 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. Eos does not expect the implementation of this standard to have a significant effect on its results of operations or financial condition.

         In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The financial statements currently comply with EITF 00-25. The consensus reached in EITF 00-25 has been codified in EITF 01-19 "Accounting For Consideration Given by a Vendor to a Customer (Includes a Reseller of the Vendor's Products)."

         RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATION AND FINANCIAL CONDITION.

         THE INDEPENDENT ACCOUNTANT'S REPORT ON OUR FINANCIAL STATEMENTS CONTAINS A "GOING CONCERN" QUALIFICATION. We may not have sufficient liquidity to continue to meet our obligations. We have short term notes due April 13, 2002 which could be in default if we can not raise sufficient additional capital or arrange new financing on acceptable terms or negotiate an extension on such short term notes. There are also agreements that exist with our lenders that prohibit cash being advanced to the Eos parent to meet our corporate overhead cash requirements.

         WE ARE HIGHLY LEVERAGED AND MAY NOT BE ABLE TO MEET OUR LOAN COMMITMENTS AND COVENANTS. We have to operate at certain performance levels to maintain our financing arrangements to provide adequate liquidity for our operations to continue. There are no guarantees that we will be able to operate at these performance levels.

         WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGY. Our current strategy is to acquire and grow consumer product companies with an emphasis on direct selling. There can be no assurance that we will be successful in executing this strategy. These risks include our ability to:

         o        Identify and complete appropriate future acquisitions;

         o        Successfully integrate completed acquisitions;

         o        Manage the cost of pursing and completing acquisitions;

         o Raise financing to meet the cash needs for the acquired companies;

         o Achieve profitability and revenue growth in the acquired companies; and

         o Attract, retain and motivate qualified management and other personnel

         WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS. We will require additional financing before April 13, 2002. We may not be able to obtain the financing or obtain it on terms acceptable to us. Without additional financing, we may be forced to cease operations. In addition, the success of the Company's new business strategy is dependent on our ability to complete acquisitions. These acquisitions may require additional financing. There is no assurance that we will be able to obtain additional financing.

         WE MAY NOT BE ABLE TO CONTINUE TO RECRUIT AND MAINTAIN OUR INDEPENDENT SALES FORCE. We rely on growth and maintenance of an independent sales force to provide revenue generation. We cannot give assurances of the Company's ability to maintain these sales force at its existing level or grow these sales forces beyond their current level.

         WE MAY NOT BE ABLE TO CONTINUE TO IDENTIFY, DEVELOP, AND PROVIDE ACCEPTABLE PRODUCTS FOR OUR CUSTOMER MARKETS. We must continue to provide consumer products that are desirable to purchase and introduce new products to support revenue generation. There are no assurances of acceptance of our products in the marketplace.

         MANY OF OUR PRODUCTS ARE SOURCED FROM FOREIGN MARKETS. We can provide no assurance that situations will not arise that could interrupt our ability to source our products.

         WE COULD FACE PRODUCT LIABILITY CLAIMS. Our products are designed for use by consumers including children. There can be no assurance that use of the products will not give rise to liability claims that could materially effect the ability of the Company to continue.

         OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL. Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly Peter Lund, our Chairman, and James M. Cascino, our Chief Executive Officer. If one or more members of our management team become unable or unwilling to continue in their present positions, our business could be materially harmed.

         WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS. Eos' success will depend upon our ability to identify and attract high quality acquisition candidates. Many of our competitors have longer operating histories, more extensive industry experience, greater brand recognition and significantly greater financial, marketing and other resources than we have. If we are unable to successfully compete, our business, operating results and financial condition would be materially harmed.

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

         WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL LIABILITIES THAT MAY BE COSTLY AND MAY INTERFERE WITH OUR ABILITY TO CONDUCT BUSINESS. Laws and regulations directly applicable to the status of independent sales representative could change the economics of our business model. These laws and regulations could expose us to compliance costs and substantial liability, which could materially harm our business, operating results and financial condition.

         YOU MAY EXPERIENCE DILUTION OF YOUR SHARES. Initially, the Company plans to complete acquisitions using primarily equity as an acquisition currency. If the Company is successful in completing acquisitions in this manner, it will require the issuance of additional shares which could result in substantial dilution of your holdings in Eos.

         OUR STOCK PRICE MAY FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES AT ATTRACTIVE PRICES. The market price of our common stock may be highly volatile. Factors that could cause volatility in our stock price include:

         o        fluctuations in our quarterly operating results;

         o        deviations in our results of operations from estimates;

         o changes in the market valuations of other direct marketing companies and stock market price and volume fluctuations generally;

         o economic conditions specific to direct marketing and consumer product markets;

         o announcements by us or our competitors relating to new products, significant acquisitions, strategic relationships, joint ventures or capital commitments;

         o        regulatory developments; and

         o        additions or departures of our key personnel.

         SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD IMPAIR OUR STOCK PRICE. In June 2001, we issued 2,000,000 shares of our common stock in a private placement which were restricted securities as defined by Rule 144 under the Securities Act of 1933. Additionally, on July 18, 2001, in two separate transactions, we issued an aggregate of 36,172,143 shares of our common stock which were restricted securities as defined by Rule 144 under the Securities Act of 1933. As a result of such transactions, if the Company is in compliance with the reporting requirements of Rule 144, subject to certain volume limitations with respect to sales by affiliates, 38,172,143 shares of our common stock may be sold pursuant to Rule 144 after July 18, 2002. The market price of our common stock could drop due to the sale of a large number of shares of our common stock, including shares sold under Rule 144, or the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of common stock.

            ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            FOREIGN CURRENCY EXCHANGE RISK We use the U.S. dollar as our functional currency, except for our Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. dollar denominated assets and liabilities held by Regal, are re-measured into the applicable functional currency using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during each period. For consolidation purposes, Regal's financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using monthly rates for revenues and expenses. Translation gains and losses are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders' equity.

            Foreign currency exchange risk primarily arises from U.S. dollar denominated payables held by Regal, arising from Regal's purchases of inventory from U.S. suppliers. Currently, approximately 70% of Regal's inventory purchases are denominated in U.S. dollars. Since Regal's sales are denominated in Canadian dollars, changes in the rate of exchange between the Canadian dollar and the U.S. dollar can affect Regal's reported results of operations. As the consolidated statements of operations include the results of Regal from December 14, 2001 (the date of its acquisition) through December 31, 2001, we estimate that a hypothetical 10% decrease in the value of the Canadian dollar as compared to the U.S. dollar would not have materially affected its net income.

            We plan to take actions in the future to reduce our exposure to fluctuations in the rate of exchange between the Canadian dollar and the U.S. dollar, including the purchase of forward contracts for the purchase of U.S. dollars in amounts sufficient to pay for forecasted U.S. dollar denominated inventory purchases. We plan to account for forward contracts in accordance with Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives is dependent upon the type of the derivative and whether it qualifies for hedge accounting. Gains and losses from forward purchase contracts not designated as hedge instruments would be recognized in results of operations in the period they arise, and could result in additional volatility of our reported earnings. If the forward purchase contracts are designated as hedge instruments, and provided they qualify for hedge accounting under SFAS 133, the resulting gains and losses would initially be reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations.

         In December 2001, Regal also entered into a credit agreement with The Bank of Nova Scotia. The credit agreement allows Regal to enter into foreign currency forward exchange contracts with The Bank of Nova Scotia with a maximum term of one year. The aggregate notional value of forward exchange contracts may not exceed $15 million (CDN). Under the terms of this agreement, Regal is subject to certain financial covenants based on liquidity ratios. During 2001, Regal did not enter into any forward exchange contracts.

         INTEREST RATE RISK Our long-term debt has a fair value, based on current interest rates, of approximately $17,237,000 at December 31, 2001. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the debt outstanding and related weighted-average-interest, stated rates by maturity dates at December 31, 2001:


--------------------------------------------------------------------------------------------------------------------
                     U.S. DOLLAR                        CANADIAN                         CANADIAN
                      FIXED-RATE        AVERAGE       DOLLAR FIXED       AVERAGE      DOLLAR VARIABLE     AVERAGE
  MATURITY DATE          DEBT        INTEREST RATE      RATE DEBT     INTEREST RATE      RATE DEBT     INTEREST RATE
--------------------------------------------------------------------------------------------------------------------
2002                  $       --           --          $       --              --      $1,253,000          7.75%
2003                   4,003,000         4.64%                 --              --       1,253,000          7.75%
2004                          --           --             282,000           12.00%      1,880,000          7.75%
2005                          --           --           1,629,000            8.15%      1,880,000          7.75%
2006                          --           --           2,893,000            7.65%      1,881,000          7.75%
Thereafter                    --           --           3,353,000           12.00%             --            --
--------------------------------------------------------------------------------------------------------------------
Total                 $4,003,000         4.64%         $8,157,000            9.68%     $8,147,000          7.75%
====================================================================================================================

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations to make future payments under its short-term bridge notes, long-term notes payable, and non-cancelable lease agreements. The following table sets forth these contractual obligations:

                                  2002          2003          2004          2005          2006      THEREAFTER       TOTAL
                              -----------   -----------   -----------   -----------   -----------   -----------   -----------
Short-term bridge notes       $ 6,500,000          --            --            --            --            --     $ 6,500,000

Long-term notes payable         7,753,000     5,256,000     2,162,000     3,509,000     4,774,000     3,353,000    26,807,000

Minimum rental commitments      2,561,000     2,114,000     1,281,000       990,000       800,000     1,790,000     9,536,000

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 are included in this Annual Report beginning on Page F-1.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         KPMG LLP was previously the principal accountants for Eos. On November 6, 2001, KPMG LLP declined to stand for reelection. BDO Seidman LLP was engaged as principal accountants on November 12, 2001. The decision to hire BDO Seidman was approved by the Executive Committee of the Board of Directors of Eos.

         In connection with the audits of the two fiscal years ended December 31, 2000 of Eos and the subsequent interim period through November 6, 2001, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During the two most recent fiscal years and through November 6, 2001, there have been no reportable events (as defined in Regulation S-K 304(a)(1)).

         The audit reports of KPMG LLP on the financial statements of Eos, as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and the period from April 21, 1999 (date of inception) to December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except as follows:

         KPMG LLP's report on the financial statements of Eos as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and the period from April 21, 1999 (date of inception) to December 31, 1999, contained a separate paragraph stating that "the Company has incurred losses from development stage activities and has a working capital and stockholders' deficiency at December 31, 2000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         Comyns, Smith, McCleary LLP served as the principal independent accountants for Discovery Toys, Inc. As described in the report on Form 8-K dated August 1, 2001, Eos acquired all of the outstanding stock of Discovery Toys, Inc. in a reverse acquisition on July 18, 2001. Discovery Toys has operated as a wholly-owned subsidiary of Eos since the date of such acquisition. On December 28, 2001, Comyns, Smith, McCleary LLP declined to stand for reelection as the principal independent auditors of Discovery Toys, Inc.

         In connection with the audits of the two fiscal years ended December 31, 2000 and the subsequent interim period through December 28, 2001, there were no disagreements with Comyns, Smith, McCleary LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During the two most recent fiscal years and through December 28, 2001, there have been no reportable events (defined in Regulation S-K 304(a)(1)).

         The audit reports of Comyns, Smith, McCleary LLP on the financial statements of Discovery Toys, Inc. as of the two fiscal years ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the director and executive officers of Eos, their ages and the positions held by them with Eos on March 25, 2001. See "Item 13-Certain Relationships and Related Transactions" for a discussion of an amendment and restatement of Eos' By-Laws with respect to the composition of Eos' Board of Directors.


NAME                                      AGE        POSITION
----                                      ---        --------
Peter A. Lund..........................    61        Chairman
James M. Cascino.......................    50        President & Chief Executive Officer and Director
Jack B. Hood...........................    46        Treasurer & Chief Financial Officer
James J. Liati.........................    59        Secretary
Julius Koppelman.......................    85        Vice Chairman of the Board
Anthony J. Robbins ....................    42        Vice Chairman of the Board
Anthony R. Calandra....................    60        Director
Jonathan C. Klein......................    43        Director
Charles D. Peebler, Jr. ...............    65        Director
William S. Walsh.......................    40        Director


------------


PETER A. LUND is a private investor and media consultant and currently serves as Chairman of the Board of EOS. He has served as a member of the Board of Directors of Eos since November 1999. Mr. Lund served as the Chief Executive Officer of Eos from May, 2000 until August 2001. Prior to November 1999, Mr. Lund was President and Chief Executive Officer of CBS Inc. where he spent 18 years in a variety of positions including President, CBS TV and Cable, President, CBS Television Network, President, CBS Television Stations, and President, CBS Sports. He was also the President of Multimedia Entertainment Co. and General Manager of television stations in Chicago and New York. Mr. Lund currently serves as a member of the Board of Directors of Hughes Electronics Corp., Razorfish, Inc., and Crown Media Holdings, Inc., all publicly traded companies. He is also a member of the Board of Trustees of the University of St. Thomas. He additionally serves as a member of the Boards of Directors of Regal and Discovery Toys.

JAMES M. CASCINO has served as President and Chief Executive Officer of Eos since August 2001. Mr. Cascino has served as Chief Executive Officer of Discovery Toys, Inc. since January 1999 and has also served as President and Chief Executive Officer of Institutional Financing Services of New Jersey, Inc. ("IFS") since 1997. Before being named Chief Executive Officer at IFS, he was Senior Vice President of Sales and Marketing at IFS for 10 years. Prior to joining IFS, Mr. Cascino served in a number of sales and management positions at Avon Products Inc., HBO & Company, the Cystic Fibrosis Foundation and Mercer University. He received an A.B. degree from Mercer University. Mr. Cascino is a member of the Board of Directors of Discovery Toys and IFS. He additionally serves as Chairman of the Board of Directors of Regal.

JACK B. HOOD has served as the Chief Financial Officer and Treasurer of Eos since October 1, 2001. Mr. Hood has served as the Chief Financial Officer and Vice President of Finance of IFS since October 1996. Mr. Hood has also served as the Chief Financial Officer of Discovery Toys since August, 2001. Prior to joining IFS, Mr. Hood served at Tyler Pipe Industries, a $200+ million dollar manufacturer of cast iron pipe and fittings, formerly owned by Tyler Corporation, in a variety of managerial positions and responsibilities, serving as its Controller from 1992 to 1996. Mr. Hood is currently Chief Financial Officer of Discovery Toys, Inc. and IFS. Mr. Hood received his MBA from the University of Texas at Tyler and a BBA from Sam Houston State University. He has been a licensed CPA since 1983. Mr. Hood is a member of the Board of Directors of Discovery Toys and IFS.

JAMES LIATI has served as the Secretary of Eos International since August 2001. Mr. Liati has served as the Chief Operating Officer and Executive Vice President of McGuggan, LLC since 1995. Mr. Liati spent the first fifteen years of his career in a series of technical, marketing and management positions with IBM, AT&T and ITT. In 1983, he joined the Fidelco Capital Group and spent twelve years in acquiring, managing, and selling a number of companies. He has had chief executive experience in managing both domestic and multinational companies. Mr. Liati is a member of the Board of Directors of Discovery Toys, IFS, Corporate Aircraft Management Partners, McGuggan and Artegraft, Inc.

JULIUS KOPPELMAN has served as Vice Chairman of the Board for Eos since July 2001 and serves as the Chairman of the Board of Discovery Toys, Inc. and IFS. Mr. Koppelman served as Executive Vice President and a member of the Board of Directors at RCA Corporation before retiring following a 38 year career. Mr. Koppelman then joined Wesray Capital Corp. as Chairman of their Harding Service L.L.C. consulting arm, where he served on the Board of Directors of some 30 companies including such well known names as Avis Rent A Car, Wilson Sporting Goods, Carter Children's Wear, Simmons Mattress Co., and Atlas Van Lines. Mr. Koppelman is also a member of the Board of Directors of Princess House Inc., Artegraft Inc., Medcon Financial Services and Corporate Aircraft Management Partners.

ANTHONY J. ROBBINS is Vice Chairman of Eos. He had served as Chairman since founding the company in November 1999 until August 2001. He has also served as Chairman of the Board of Robbins Research International, Inc., also known as the Anthony Robbins Companies, since 1983. Internationally recognized as the leader in peak performance and results coaching, Mr. Robbins is a best-selling author of five books. His audio program, "Personal Power," is the best-selling personal improvement program of all time with more than 35 million tapes distributed worldwide.

ANTHONY R. CALANDRA has served as a Director of Eos since July 2001. Mr. Calandra has been President of McGuggan, LLC, since 1995. Prior to that, Mr. Calandra had served as President of Artegraft, Inc. and President of Redi Mail Direct Marketing, Inc. He received an accounting degree from Rutgers University. Mr. Calandra is currently the Chairman of the Board of Artegraft, Inc. and is a member of the Board of Directors of Medcon Financial Services, IFS, Discovery Toys and Gettoner.com. He additionally serves as a member of the Board of Directors of Regal.

JONATHAN C. KLEIN is the President and Chief Executive Officer of The FeedRoom, a company he founded in 1998. Mr. Klein served as Executive Vice President, CBS News from January 1996 until October 1998. Prior to that, Mr. Klein was a news and documentary producer for CBS News, where he pioneered new forms of storytelling as the creator of the innovative cinema verite series, "Before Your Eyes." During his tenure at CBS News he won multiple Emmy and Peabody Awards and the Columbia-Dupont Silver Baton.

CHARLES D. PEEBLER, JR. has served as a member of the Board of Directors of Eos since November 1999. Mr. Peebler has served as Managing Director of Plum Capital, LLC since 2000. Mr. Peebler was Chief Executive Officer of Bozell, Jacobs, Kenyon and Eckhardt from January 1986 to December 1997 before merging his company with True North. He then served as President of True North and Chairman and Chief Executive Officer of their Diversified Services Group from 1997 until 1999. Mr. Peebler retired as Chairman Emeritus of True North in December 2000. Mr. Peebler is a member of the Board of

Directors of American Tool Companies, Inc., AvalonBay Communities, Inc., Hot Link Inc., and mPulse, of which he is Chairman of the Board.

WILLIAM S. WALSH has served as a Director of Eos since July 2001. Mr. Walsh has served as Managing Partner of McGuggan, LLC, since 1997. Prior to that, Mr. Walsh had served as Managing Partner of both Emptor Capital and South Street Capital. Mr. Walsh has also managed a food manufacturing business that he co-founded. He is a graduate of the University of Richmond. Mr. Walsh is a member of the Board of Directors of Princess House, Discovery Toys, IFS, Medcon Financial Services, ATS, CMEInfo, Select Nutrition and Regal.

         SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all section 16(a) forms they file.

         Based upon a review of filed forms received by the Company and representations by persons that would be required to file such forms, the Company believes that all required filings by current executive officers and directors during the calendar year 2001 have been timely filed except that mr. Anthony Robbins a director of the Company failed to file a form 5 to report his contribution of 17,031,297 shares of common stock to Eos. Mr. Robbins intends to file such report promptly.

         ITEM 11.  EXECUTIVE COMPENSATION

         EMPLOYMENT AGREEMENTS

         In July 2000, Eos International, Inc. entered into an offer letter with Peter A. Lund, as Eos' Chief Executive Officer, that provides for annual base salary to Mr. Lund of $300,000, subject to change at the discretion of the Board. The agreement also provided for a discretionary bonus that may be granted as determined by the Board and a deferred bonus of up to $3.0 million, subject to vesting requirements, payable in a lump sum on May 22, 2003, the third anniversary of the start of Mr. Lund's service as Chief Executive Officer. The deferred bonus vested with respect to 33 1/3% of the full bonus amount on May 22, 2001, the first anniversary of the start of Mr. Lund's service, and an additional 5.55% of the full bonus amount at the end of each following month until fully vested. The vesting of the deferred bonus accelerated (a) with respect to up to 25% of the full bonus amount if a change in control occurred with respect to Eos and (b) with respect to the remaining unvested portion if Mr. Lund was terminated other than for cause prior to May 22, 2002. The agreement also contains confidentiality and non-competition provisions prohibiting Mr. Lund from competing against Eos and disclosing trade secrets and other proprietary information. In July 2000, Eos also granted to Mr. Lund a ten-year non-statutory stock option under Eos' 1999 Employee Stock Option Plan to purchase up to 2,400,000 shares of Common Stock at $5.20 per share.

         As a condition to the closing of the acquisition of Discovery Toys, Eos and Peter A. Lund agreed to amend the compensation arrangement. The amendment accelerated the vesting of the unvested portion of the $3.0 million bonus provided for in the offer letter and extended the payment dates of such bonus. Under the amendment, the bonus is payable in three equal annual payments of $1.0 million beginning in July 2003 provided Eos is successful at meeting certain fundraising targets. Otherwise, the bonus is payable in five equal payments of $600,000 beginning in July 2003. Payment of the bonus is automatically accelerated upon Mr. Lund's employment termination, if other than for cause. The entire $3.0 million liability was accrued by Eos on July 18, 2001 as part of the reverse acquisition with Discovery Toys on that date.

         As an inducement to Mr. Lund, CYL Development Holdings, LLC, a principal stockholder of Eos, has granted to Mr. Lund an option to purchase up to 1,600,000 shares of Eos common stock held by CYL Development Holdings, LLC. Such option is exercisable for a period of five years commencing on July 18, 2001 at an exercise price of $1.00 per share, subject to vesting requirements.

         On December 12, 2001, Regal Greetings and Gifts Corporation entered into an employment agreement with Janice Wadge in relation to her performance of duties as President and Chief Executive Officer. The terms of the contract cover a three-year period at a base salary of $235,000 CDN (approximately $147,000 U.S.) with pay increases to be set and approved by the Board of Directors of Regal. Regal's Board also will establish an annual bonus plan payable to members of senior management. The agreement also contemplates participation in a Stock Bonus Plan the terms of which have not been agreed upon as of this date. The agreement also provides for severance of 18 months salary should the employee be terminated without cause.

         On December 12, 2001, Regal Greetings and Gifts Corporation entered into an employment agreement with Kevin Watkinson in relation to his performance of duties as Senior Vice President and Chief Financial Officer. The terms of the contract cover a three-year period at a base salary of $167,000 CDN (approximately $104,000 U.S.) with pay increases to be set and approved by the Board of Directors of Regal. Regal's Board also will establish an annual bonus plan payable to members of senior management. The agreement also contemplates participation in a Stock Bonus Plan the terms of which have not been agreed upon as of this date. The agreement also provides for severance of 12 months salary should the employee be terminated without cause.

         On January 15, 1999, Discovery Toys entered into an employment agreement with Lane Nemeth appointing Ms. Nemeth as Chairperson of Discovery Toys. The term of the agreement expires in January 2003. Under the agreement Ms. Nemeth is entitled to a base compensation of $300,000 per year and to a bonus of between 50% and 100% of the annual base salary based on Ms. Nemeth and Discovery Toys meeting certain financial and non-financial milestones. In addition, Ms. Nemeth is entitled to certain additional benefits such as allowance for an automobile and reimbursement of certain expenses. In the event the agreement is terminated by Discovery Toys without cause, Ms. Nemeth is entitled to her base compensation for the balance of the stated term of the agreement and to a bonus which shall be pro rated for the year.

         On January 15, 1999, Discovery Toys entered into an employment agreement with Thomas C. Zimmer appointing Mr. Zimmer as President and Chief Operating Officer of Discovery Toys. The term of the agreement expired on January 16, 2002. However, this agreement was renewed for a period of one year pursuant to its terms. Under the agreement Mr. Zimmer is entitled to a base compensation of $165,000 per year and to a bonus of up to $50,000 based on Mr. Zimmer and Discovery Toys meeting certain financial and non-financial milestones. In addition, Mr. Zimmer is entitled to certain additional benefits such as a lease allowance for an automobile and reimbursement of certain expenses. In the event the agreement is terminated by Discovery Toys without cause after June 30, 1999, Discovery Toys will be required to pay Mr. Zimmer his base compensation for 15 months plus $103,125.

         In May 1999, Eos entered into a three-year employment agreement with William Zanker pursuant to which Mr. Zanker was responsible for such executive responsibilities as were assigned to him by Eos' Chief Operating Officer. Pursuant to the agreement, Mr. Zanker received an annual base salary of $200,000, subject to increase at the discretion of Eos' Board. If Mr. Zanker's employment was terminated without cause, he was entitled to severance compensation in an amount equal to the employee's base salary for the remainder of the employment term. The agreement also contained confidentiality and non-competition provisions prohibiting the employee from competing against Eos and disclosing trade secrets and other proprietary information. Obligations under this agreement were satisfied with a $200,000 payment under a settlement agreement reached in December 2001.

         In May 2000, Eos entered into a Retention and Severance Agreement with Beth Polish, Eos' then President and Chief Operating Officer (the "Polish Severance Agreement"), pursuant to which Ms. Polish (a) agreed to continue in her positions as President and Chief Operating Officer until May 31, 2000; (b) was deemed to have earned her bonus of $50,000, payable on or before May 26, 2000; (c) benefited from the accelerated vesting of options to purchase 225,000 shares of Common Stock at $9.00 per share (such options and options to purchase an additional 225,000 shares were part of a grant of options to Ms. Polish to purchase 1,000,000 shares, of which options to purchase 550,000 will not vest due to Ms. Polish's resignation); and (d) received a severance payment of $300,000 to be paid in semi-monthly installments over 12 months. The Polish Severance Agreement also provides for mutual releases and restrictions on Ms. Polish's ability to solicit Eos employees, customers and suppliers as well as restrictions on Ms. Polish's ability to use certain confidential information gained during her employment with Eos. Obligations under this agreement were satisfied in May 2001.

         BOARD COMMITTEES

         See "Item 13-Certain Relationships and Related Transactions" for a discussion of an amendment and restatement of Eos' By-Laws with respect to the composition of Eos' Board of Directors.

         The compensation committee of the Board reviews and recommends to the Board the compensation and benefits of all executive officers of Eos, administers Eos' stock option plans and establishes and reviews general policies relating to compensation and benefits of employees of Eos. The compensation committee consists of Julius Koppelman (Chair), Anthony Calandra, Charles Peebler, and William Walsh.

         The executive committee of the Board consists of Julius Koppelman (Chair), Anthony Calandra, James Cascino, Peter Lund, and William Walsh.

         The audit committee of the Board consists of Anthony Calandra (Chair), Anthony J. Robbins, and Jonathan Klein. The Audit Committee is authorized to engage Eos' independent auditors and review with such auditors (i) the scope and timing of their audit services and any other services they are asked to perform,
(ii) their report on Eos' financial statements following completion of their audit and (ii) Eos' policies and procedures with respect to internal accounting and financial controls.

         The Board has also elected an acquisition committee of the Board that consists of William Walsh (Chair), Charles Peebler and Peter Lund to review and identify potential acquisitions.

         DIRECTOR COMPENSATION

         All directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board meetings.

         In September 2001, CYL Development Holdings, LLC, a principal stockholder of Eos, granted options to Board member, Charles D. Peebler, Jr. to purchase 100,000 shares of Eos common stock held by CYL Development Holdings, LLC. Such options are exercisable for a period of five years commencing on September 25, 2001 at an exercise price of $1.00 per share.

         COMPENSATION COMMITTEE INTERLOCKS

         Mr. James Cascino is a Director and the President and Chief Executive Officer of Eos. Mr. Cascino is also the Chief Executive Officer and a member of the compensation committee of Discovery Toys. Mr. Peter Lund, Eos' Chairman, is a director of the Feed Room. Mr. Jonathan Klein, a director of Eos, is the President and Chief Executive Officer of the Feed Room.

         EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued for the years specified below for (i) Eos' Chief Executive Officer, (ii) the four most highly compensated executive officers of Eos and its subsidiaries, other than Eos' Chief Executive Officer, whose salary and bonus for the year ended December 31, 2001 were in excess of $100,000 and (iii) a former executive officer of Eos whose salary and bonus for the year ended December 31, 2001 was in excess of $100,000.


                           Summary Compensation Table

                                                                                           All Other
Name and Principal Position                          Fiscal Year     Annual Salary       Compensation
---------------------------                          -----------     -------------       ------------
Peter A. Lund (1)
Chairman of the Board                                   2001           $300,000                    (1)
                                                        2000           $184,231

James M. Cascino (2)
President and Chief Executive Officer, Eos              2001           (2)

Lane Nemeth (3)
Founder and Executive-Product Development
Discovery Toys                                          2001           $300,000             $5,640 (4)
                                                        2000           $300,000             $5,570
                                                        1999           $300,000             $4,800

Thomas C. Zimmer (3)
President and Chief Operating Officer,
Discovery Toys                                          2001           $226,250             $43,920
                                                        2000           $184,166             $41,760
                                                        1999           $151,250

Richard Newton
Vice President Operations, Discovery Toys               2001           $144,762             $8,080
                                                        2000           $138,833             $10,080
                                                        1999           $135,000             $6,080

Philicia G. Levinson (5)
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer                        2001           $131,250             $25,000
                                                        2000           $175,000             $25,000
                                                        1999           $69,271

----------------
(1) Mr. Lund became our Chairman of the Board in August, 2001. Prior to that he served as Chief Executive Officer from May, 2000 until August 2001. See "Item 11-Executive Compensation - Employment Agreements" for a discussion of Mr. Lund's employment arrangements including a $3.0 million bonus payable in installments commencing in July 2003 or upon his earlier termination other than for cause.

(2) Mr. Cascino was elected Chief Executive Officer of Eos in August 2001. Mr. Cascino is not an employee of Eos or its subsidiaries. Mr. Cascino is an employee of IFS which is paid pursuant to a reimbursement agreement for time spent by certain executives of IFS with Discovery Toys. Aggregate payments for all executives of IFS who provided services to Discovery Toys or Eos were $192,000, $192,000 and $96,000 to IFS for the years ended December 31, 2001, 2000 and 1999, respectively.

(3) Ms. Nemeth and Mr. Zimmer are executive officers of Discovery Toys. Neither is an executive officer or employees of Eos International.

(4) Ms. Nemeth is eligible for a bonus for the year ended December 31, 2001, the amount of which has yet to be determined.

(5) Ms. Levinson joined Eos in August 1999. She resigned effective September 30, 2001.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth grants of stock options to our Chairman of the Board and our former Chief Financial Officer. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. No options were granted by Eos to any of the executive officers or the former executive officer named in the summary compensation table above. The option grants set forth in the table below were made by a principal stockholder of Eos to the Chairman of Eos and to a former executive officer.


                                           OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                                   ---------------------------------------------------------
                                                   PERCENT OF
                                                     TOTAL                                      POTENTIAL REALIZABLE
                                     NUMBER OF      OPTIONS                                   VALUE AT ASSUMED ANNUAL
                                    SECURITIES     GRANTED TO                                   RATES OF STOCK PRICE
                                    UNDERLYING     EMPLOYEES      EXERCISE                    APPRECIATION FOR OPTION
                                      OPTIONS      IN FISCAL     PRICE PER     EXPIRATION               TERM
NAME                                GRANTED (#)     YEAR (%)    SHARE ($/SH)      DATE        5%($)             10%($)
----                                -----------     --------    ------------      ----        -----             ------
Peter A. Lund (1)                   1,600,000         80%           $1.00      07/18/2006      $442,080      $976,816


Philicia G. Levinson (2)              400,000         20%           $1.00      07/18/2006      $110,520      $224,204


---------
(1) Mr. Lund received options from CYL Development Holdings, LLC, a principal stockholder of Eos, to purchase 1,600,000 shares of Eos stock held by CYL Development Holdings, LLC. Such option was exercisable for a period of five years commencing on July 18, 2001, subject to vesting requirements.

(2) Ms. Levinson received options from CYL Development Holdings, LLC, a principal stockholder of Eos, to purchase 400,000 shares of common stock held by CYL Development Holdings, LLC. Such option was exercisable for a period of five years commencing on July 18, 2001, subject to vesting requirements. Ms. Levinson resigned from Eos in September 2001 prior to vesting in such options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table provides certain summary information concerning stock options exercised and held as of December 31, 2001 by our Chairman of the Board and former Chief Executive Officer. No options were exercised during fiscal 2001 by any executive officer. The value of unexercised in-the-money options at fiscal year-end is based on $2.95 per share, the assumed fair market value of the common stock at December 31, 2001, less the exercise price per share.


                                                                                          VALUE OF UNEXERCISED
                         NUMBER OF SECURITIES EXERCISED       NUMBER OF SECURITIES        IN-THE-MONEY OPTIONS
                                                             UNDERLYING UNEXERCISED        AT FISCAL YEAR-END
                        ----------------------------------          OPTIONS            ----------------------------
NAME                    SHARES ACQUIRED   VALUE REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                    ---------------   --------------   -----------  -------------  -----------  -------------
                        ON EXERCISE (#)         ($)
                        ---------------         ---

Peter A. Lund                     ---               ---      2,487,400       1,667,600        ---       3,120,000


         STOCK OPTION PLANS

         1997 STOCK OPTION PLAN

         Officers, directors, consultants and other key personnel of Eos are eligible for option grants under our 1997 Stock Option Plan which is administered by the Board. The administration of the 1997 Plan may be delegated to a committee of the Board in the Board's discretion.

         The 1997 Plan authorizes the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to purchase up to 750,000 shares of common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of Eos) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISO's granted to a 10% stockholder). To the extent not otherwise provided by the Board, options granted under the 1997 Plan to employees and consultants become exercisable in three installments, each equal to one-third of the entire option granted and exercisable on the first, second and third anniversaries of the grant date, respectively. In the event an employee's service to Eos ceases, vested options may be exercised within one year in the case of death or following a determination of disability. Vested options may be exercised within three months following termination for any other reason; except, if such termination is for cause. If termination is for cause, the options will not be exercisable following such termination. In no event may an option be exercised later than the date of expiration of the term of the option as set forth in the agreement evidencing such option. Options will not be transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1997 Plan will terminate by its terms in 2007. As of December 31, 2001, options to purchase an aggregate of 175,000 shares were outstanding under the 1997 Plan and 291,000 shares were available for future grant.

         1999 EMPLOYEE STOCK OPTION PLAN

         Officers and other full time employees of Eos and any of its subsidiaries are eligible to participate in the 1999 Employee Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 6,500,000 shares of common stock are reserved for issuance under the 1999 Employee Stock Option Plan. As of December 31, 2001, options to purchase an aggregate of 2,487,753 shares had been granted, net of forfeitures, and 4,012,247 shares were available for future grant.

         The 1999 Employee Stock Option Plan permits grants of ISOs and NSOs. An employee who owns more than ten percent (10%) of the total combined voting power of all classes of outstanding stock of Eos or its subsidiaries will not be eligible for the grant of an ISO, unless the requirements set forth in

Section 422(c)(5) of the Internal Revenue Code (the "Code") are satisfied. The exercise price per share of an option is established by the administrator of the 1999 Employee Stock Option Plan in its discretion, but, in the case of an ISO, may not be less than the fair market value (or not less than 110% of the fair market value under the requirements of Section 422(c)(5) of the Code) of a share of common stock as of the date of grant. NSOs granted under the 1999 Employee Stock Option Plan may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding. No individual is permitted to receive options to purchase common stock during any fiscal year in excess of 500,000 shares of common stock; provided, however, a newly hired individual may receive options to purchase up to 2,400,000 shares of common stock during the portion of the fiscal year remaining after his or her date of hire.

         Options granted under the 1999 Employee Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant, in the case of an ISO (or five years under the requirements of Section 422(c)(5) of the Code). The exercise of an option may be accelerated in the event of the optionee's death, disability, retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the plan administrator at its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative).

         The 1999 Employee Stock Option Plan provides for partial acceleration of options granted under the plan under certain circumstances involving certain changes in control of Eos. The 1999 Employee Stock Option Plan will terminate by its terms in 2009.

         1999 OUTSIDE DIRECTORS STOCK OPTION PLAN

         Non-Employee directors of Eos and any of its subsidiaries are eligible for option grants under the 1999 Outside Directors Stock Option Plan, which is administered by the Board. An aggregate of 385,000 shares of common stock are reserved for issuance under the 1999 Outside Directors Stock Option Plan. As of December 31, 2001, options to purchase an aggregate of 250,000 shares had been granted, net of forfeitures and 135,000 shares were available for future grant.

         The options granted under the 1999 Outside Directors Stock Option Plan are NSOs. The exercise price per share of an option is established by the Board at its discretion. The exercise price per share of an option may be fixed or vary in accordance with a predetermined formula while the option is outstanding.

         Options granted under the 1999 Outside Directors Stock Option Plan are exercisable (subject to such restrictions and vesting provisions as the Board may determine on the date of grant at its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the Board at its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1999 Outside Directors Stock Option Plan will terminate by its terms in 2009.

1999 CONSULTANTS STOCK OPTION PLAN

         Consultants and other bona fide service providers to Eos and any subsidiaries are eligible for option grants under the 1999 Consultants Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 327,500 shares of common stock are reserved for issuance under the 1999 Consultants Stock Option Plan. As of December 31, 2001, options to purchase an aggregate of 327,500 shares had been granted under the 1999 Consultants Stock Option Plan and no shares were available for future grant.

         The options granted under the 1999 Consultants Stock Option Plan are NSOs. The exercise price per share of an option is established by the administrator of the 1999 Consultants Stock Option Plan at its discretion. The exercise price may be fixed or may vary in accordance with a predetermined formula while the option is outstanding.

         Options granted under the 1999 Consultants Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the plan administrator at its discretion on the date of grant. Options will not be transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1999 Consultants Stock Option Plan will terminate by its terms in 2009.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 15, 2002, certain information regarding beneficial ownership of Eos' voting securities by (i) each of Eos' directors, (ii) each of the executive officers named in the summary compensation table, (iii) all directors and executive officers named in the summary compensation table as a group and (iv) each person known by Eos to own beneficially more than 5% of Eos' outstanding voting securities.


                                                                      Amount & Nature of           Percentage
                                                                     Beneficial Ownership         of class of
Name & Address of Beneficial Owner(1)                                 of Common Stock(2)        Common Stock(3)
-------------------------------------                                 ------------------        ---------------
Peter A. Lund (4)                                                              2,555,000                    4.4%
      Chairman of the Board of Directors
Julius Koppelman                                                                 860,603                    1.5%
      Vice-Chairman of the Board of Directors
Anthony J. Robbins (5)                                                         6,000,000                   10.7%
      Vice-Chairman of the Board of Directors
Anthony R. Calandra                                                            3,256,291                    5.8%
      Director
James M. Cascino                                                               1,955,916                    3.5%
      Director, President and Chief Executive Officer
Jonathan Klein                                                                         0                       *
      Director
Charles D. Peebler (6)                                                           255,000                       *
      Director
William S. Walsh                                                               4,273,012                    7.6%
      Director
Jack B. Hood                                                                   1,173,549                    2.1%



      Chief Financial Officer
James J. Liati                                                                 3,256,291                    5.8%
      Secretary
Lane Nemeth (7)                                                                5,867,747                   10.4%
      Founder and Executive-Product Development, Discovery Toys
      3527 Mt. Diablo Blvd., PMB 412 Lafayette, California 94549
Thomas C. Zimmer                                                               1,955,916                    3.5%
      President and Chief Operating Officer, Discovery Toys
Richard Newton                                                                   782,366                    1.4%
      Vice President Operations, Discovery Toys
Philicia G. Levinson                                                                   0                       *
      Senior Vice President, Chief Financial Officer, Secretary
and Treasurer (through September 30, 2001)
CYL Development Holdings, LLC (8)                                              4,850,000                    8.6%
      330 South Street Morristown, N.J. 07962
Frank M. Adubato (9)                                                           3,256,291                    5.8%
      365 South Street Morristown, N.J. 07962
Frank M. Calabrese (10)                                                        3,256,291                    5.8%
      365 South Street Morristown, N.J. 07962
William H. Taylor (11)                                                         3,256,291                    5.8%
      45 Park Place South, PMB 156 Morristown, N.J. 07960
All directors and executive officers named in the summary
compensation table as a group (14 persons) (12)                               32,191,691                   54.6%

--------------------------------------------------------------------------------

*  Represents less than 1%
(1) Unless otherwise noted, the address of each of the listed persons is c/o Eos, 888 Seventh Avenue, New York, NY 10106. All shares are beneficially owned and sole voting and investment power is held by the person named above, unless otherwise indicated.
(2) Generally, a person is deemed to be the beneficial owner of common stock that is currently held or that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.
(3) Based on a total of 56,132,098 shares of Common Stock outstanding as of March 15, 2002. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(4) Represents 2,555,000 shares of Common Stock issuable upon exercise of presently exercisable options held by such individual.
(5) Based in part on a Schedule 13D filed by Mr. Robbins and Robbins Research International ("RRI"). Of the number of shares reported in the table, RRI owns 1,799,999. In his capacity as Chairman and sole equity owner of RRI, Robbins shares voting and dispositive power with respect to the securities beneficially owned by RRI and may be deemed to be the beneficial owner of such securities.
(6) Represents 255,000 shares of Common Stock issuable upon exercise of presently exercisable options held by such individual.
(7)   Based on a Schedule 13D filed by such person.
(8) Based in part on a Schedule 13D filed by CYL Development Holdings, LLC ("CYL"), Kurt T. Borowsky and David J. Roy. In their capacity as managers of CYL, Messrs. Borowsky and Roy together irrevocably possess the sole power to vote and dispose of the Common Stock owned by CYL, and may each, therefore, be deemed the beneficial owners of such securities.
(9)   Based on a Schedule 13D filed by such person.
(10)  Based on a Schedule 13D filed by such person.

(11)  Based on a Schedule 13D filed by such person.
(12) Includes 2,810,000 shares of Common Stock issuable upon exercise of presently exercisable options held by members of such group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As an inducement to Mr. Lund, CYL Development Holdings, LLC, a principal stockholder of Eos, granted to Mr. Lund an option to purchase up to 1,600,000 shares of Eos common stock held by CYL Development Holdings, LLC. Such option is exercisable for a period of five years commencing on July 18, 2001 at an exercise price of $1.00 per share, subject to vesting requirements.

         The Board of Directors in December 2001 approved payment of investment banking fees to McGuggan LLC in connection with the acquisition of Regal Greetings and Gifts. This fee amounted to $160,000 plus reimbursement of certain acquisition related costs incurred by McGuggan on behalf of Eos. Certain members of McGuggan LLC are Directors and significant stockholders of Eos including Mr. William Walsh and Mr. Anthony Calandra. This fee was accrued and unpaid as of March 31, 2002.

         In connection with the acquisition of Regal Greetings and Gifts, Eos and Regal entered into an agreement for management consulting services between the companies in December of 2001 for a term of 10 years. The agreement assigns Eos responsibility for performance of the services to William Walsh and Anthony Calandra. The agreement calls for payment by Regal of $500,000 CDN (approximately $300,000 U.S.) annually for such services. The Board of Directors approved payment of the $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra in December 2001 for an initial term of one year. In connection with the Regal acquisition, McGuggan LLC provided MDC a guarantee of the performance by RGG Acquisition of its obligations under the Regal acquisition agreement.

         In January 1999, Discovery Toys entered into an agreement for management consulting services with William S. Walsh and McGuggan LLC. Pursuant to this agreement, Discovery Toys paid $225,000 to McGuggan and $75,000 to Mr. Walsh, respectively, in each of fiscal 2000 and 1999. Commencing with the year ended December 31, 2001, the aggregate fees under the agreement shall be the greater of 0.6% of the gross revenues of Discovery Toys or $300,000. On February 15, 2001, McGuggan assigned all its obligations, right, title and interest in, to and under the consulting agreement to Discovery Toys, L.L.C., a former principal stockholder of Eos, effective as of January 1, 2001. DT Investors, L.L.C. and Mr. Julius
Koppelman own 95% and 5% of the membership interests of Discovery Toys, L.L.C. Messrs. James Liati, Eos' Secretary, and Anthony Calandra, a Director of Eos, and Messrs. Frank Calabrese, Frank M. Adubata and William Taylor, each a principal stockholder of Eos, own DT Investors, L.L.C.

         Discovery Toys entered into an expense reimbursement agreement with IFS in 1999 to reimburse IFS for time and expenses relating to services performed for Discovery Toys by certain IFS executives including James M. Cascino and Jack
B. Hood. IFS was paid $192,000 for the year ended December 31, 2001 as a result of this agreement. Discovery Toys is obligated to pay Eos $16,000 per month during 2002.

         On September 25, 2001, CYL Development Holdings, LLC, a principal stockholder, issued options for 100,000 shares of Eos common stock to Charles D. Peebler a director of Eos with an exercise price of $1.00 per share. Such option is exercisable for a period of five years commencing on September 25, 2001.

         CYL Development Holdings, LLC is a non-voting member of DL Holdings I, LLC. DL Holdings I, LLC has provided short term financing in the amount of $3,500,000 associated with the acquisition of Regal Greetings and Gifts. DL Holding I, LLC was issued 1,400,000 warrants for Eos common stock. See "Item 5-Market for Registrant's Common Stock and Related Stockholder Matters" for a description of certain registration rights, put rights and call rights relating to the shares of common stock underlying such warrants.

         In connection with the acquisition of Discovery Toys, the Board of Directors of Eos amended and restated its By-Laws. The Amended and Restated By-Laws provide that the Board of Directors shall consist of nine members. The initial members of the Board of Directors following Eos' acquisition of Discovery Toys consists of two groups, the Eos directors and the Discovery Toys directors. The Eos directors are Jonathan C. Klein, Peter A. Lund, Anthony J. Robbins and Charles D. Peebler, Jr. The Discovery Toys directors are Julius Koppelman, William S. Walsh, Anthony R. Calandra and James M. Cascino. There is one vacancy on the Board of Directors to be filled by the vote of a majority of the directors (the "Outside Director"). The person so selected shall serve until the next annual meeting of stockholders. The Outside Director has not been appointed as of the date hereof. If any Eos director or Discovery Toys director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board of Directors, the replacement of that director will be nominated by the majority of the remaining directors of the group to which such director shall have been a member, or the sole remaining director of such group, if applicable. If the Outside Director is unable to serve or, once having commenced to serve, is removed or withdraws from the Board of Directors, the replacement of such director will be filled by the vote of a majority of the remaining directors. The Amended and Restated By-laws also provide that the Eos directors and the Discovery Toys directors shall each have the right to nominate four persons as directors of Eos. Initially, Peter A. Lund shall serve as the Chairman of the Board of Directors and Julius Koppelman and Anthony J. Robbins shall serve as Vice-Chairmen of the Board of Directors.

         The composition of the Board of Directors of Discovery Toys was not affected as a result of the recapitalization of Discovery Toys. Pursuant to the Stock Purchase Agreement executed in connection with the recapitalization, for so long as Eos owns one hundred percent of the issued and outstanding capital stock of Discovery Toys, it shall vote the Discovery Toys stock it holds, at any time, in favor of those individuals properly nominated by Discovery Toys' then existing Board of Directors for membership on the Discovery Toys Board of Directors. Messrs. Anthony Calandra, James Cascino, Jack Hood, Julius Koppelman, James Liati, William Walsh, Thomas Zimmer and Ms. Lane Nemeth are directors of Discovery Toys.

         In connection with the acquisition of Discovery Toys, Eos entered into a Registration Rights Agreement with the former stockholders of Discovery Toys. This agreement provides that Eos shall use reasonable commercial efforts to file a registration statement with the Securities and Exchange Commission for the public sale of the shares of Eos common stock issued pursuant to the Stock Purchase Agreement executed in connection with the acquisition within ninety days of the date of such Stock Purchase Agreement. As of the date hereof, Eos has not filed such registration statement.

         Additionally, Eos, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC agreed to terminate the Stockholder Agreement by and among them dated May 27, 1999 pursuant to a Termination Agreement dated July 18, 2001.

         After giving effect to the issuance of the common stock pursuant to the Stock Purchase Agreement executed in connection with the Discovery Toys acquisition and the issuance of the common stock pursuant to the Note Exchange Agreement described below, Eos has outstanding 56,132,098 shares of common stock. As a result of such issuances by Eos, immediately after the acquisition, the former stockholders of Discovery Toys owned approximately 60% of the voting power of Eos and the stockholders of Eos immediately prior to the consummation of the acquisition of Discovery Toys owned approximately 40% of the voting power of Eos. As a result of the acquisition of Discovery Toys, Jack Hood, Chief Financial Officer of Eos, James Cascino, Director, President and Chief Executive Officer of Eos, William Walsh, Director of Eos, Lane Nemeth, Executive-Product Development of Discovery Toys, Thomas Zimmer, President and Chief Operating Officer of Discovery Toys and Richard Newton, Vice President Operations of Discovery Toys, were issued 1,173,549, 1,955,916, 4,303,014, 5,867,747, 1,955,916 and 782,366 shares of common stock of Eos, respectively. As a result of the acquisition of

Discovery Toys, Discovery Toys, L.L.C., a former principal stockholder of Eos, was issued 17,212,058 shares of common stock of Eos. On August 20, 2001, Discovery Toys, L.L.C. distributed 860,603 shares of common stock of Eos to Julius Koppelman, a member, and 16,351,455 shares of common stock of Eos to DT Investors, L.L.C., a member. DT Investors, L.L.C. then distributed 3,256,291 shares of common stock of Eos to each of its members, Anthony Calandra, a Director of Eos, James Liati, Secretary of Eos, Frank Calabrese, Frank Adubato and William Taylor, each a principal stockholder of Eos.

         Under the terms of a Grid Time Promissory Note signed on October 24, 2000 to the order of The Chase Manhattan Bank, Eos obtained a line of credit for $1,500,000, which bore interest at the prime rate and was due on November 30, 2000. On November 28, 2000, the maturity date of the note was extended to January 31, 2001. On January 15, 2001, the principal amount of the note was increased to $2,000,000 and the maturity date was extended to April 30, 2001. On March 13, 2001, the principal amount of the note was further increased to $2,250,000. On April 12, 2001, Eos obtained a $50,000 short-term loan from an affiliate of CYL Development Holdings, LLC, a principal stockholder of Eos, which expired on April 30, 2001. On April 26, 2001, the line of credit with The Chase Manhattan Bank was further increased to $2,400,000 and the maturity date was extended to August 31, 2001. A portion of the proceeds of the increase in the line of credit was used to repay the $50,000 short-term loan. As a condition to the closing of the Discovery Toys acquisition, on July 18, 2001, Eos issued 2,400,000 shares of common stock to CYL Development Holdings, LLC in exchange for cancellation of a $2,400,000 promissory note, payable by Eos pursuant to a Note Exchange Agreement. The promissory note, which was initially issued by Eos payable to The Chase Manhattan Bank, was assigned by The Chase Manhattan Bank to CYL Development Holdings, LLC. An affiliate of CYL Development Holdings, LLC had provided credit support for the $2,400,000 promissory note payable by Eos.

         As a condition to the closing of the Discovery Toys acquisition, Eos and Peter A. Lund agreed to amend the offer letter between them dated July 24, 2000 which sets forth the terms of Mr. Lund's employment arrangement with Eos. The amendment accelerated the vesting of the unvested portion of the three million dollar bonus provided for in the offer letter and modified the payment dates of such bonus. See "Item - 11 Executive Compensation - Employment Agreements."

         In July 2001, in connection with the restructuring of Eos' business and operations, Eos entered into an amendment to the Content Provider Agreement and License dated as of April 23, 1999 by and among Eos, Anthony J. Robbins and Robbins Research International Inc. Pursuant to this amendment, Eos assigned and transferred to the Robbins Group all of its right, title and interest in all property rights pursuant to the Content Provider Agreement and License and any property or rights derived therefrom. In consideration of the aforementioned assignment and transfer, the Robbins Group agreed to extinguish certain obligations of Eos under the Content Provider Agreement and License. Eos retained the exclusive right and license to use any content relating to the Robbins Property now existing or developed in the future, royalty-free, for the limited purpose of training over the Internet employees or consultants of any entity engaged principally in the direct selling of products or services with respect to which Eos directly or indirectly owns an equity interest of more than fifty percent, subject to certain limited retained rights of the Robbins Group to use such content in Internet training. The amendment further provides that Anthony J. Robbins shall make up to two appearances at sales meetings or conventions for employees and/or consultants of Eos or any of its affiliates in any twelve-month period.

         On February 1, 2001, two of Eos' principal stockholders, Anthony Robbins and CYL Development Holdings, LLC, agreed to contribute shares of common stock of Eos back to Eos. The share contributions were effected on April 12, 2001 Anthony Robbins and his affiliates contributed 17,031,297 shares of common stock to Eos and CYL Development Holdings, LLC contributed 5,377,099 shares of common stock to Eos.

         On January 15, 1999, in connection with the acquisition of Discovery Toys from Avon, Discovery Toys issued to Avon an unsecured promissory note in the amount of $3,500,000 due on January 15, 2006. On June 28, 2001, Discovery Toys, Avon and other parties thereto entered into an agreement for sale by Avon to Discovery Toys of 3,911,831 shares of capital stock of Discovery Toys for $1,456,000. As part of such transaction, among other things, Discovery Toys agreed to change the maturity date of the promissory note from January 15, 2006 to the earlier to occur of (i) June 30, 2003, (ii) sale or transfer of all or substantially all assets of Discovery Toys, (iii) sale of 50% or more of the fully diluted outstanding capital stock of Discovery Toys (other than a sale or transfer to Eos), or (iv) sale of 50% or more of the membership interests of Discovery Toys, L.L.C. The amended promissory note is subordinate to the revolving line of credit extended by PNC Bank. The amended promissory note is in the amount of $3,500,000 and bears interest at the rate of 4.64% per annum compounded annually.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Exhibits

 Exhibit
 NUMBER           DESCRIPTION AND METHOD OF FILING
 ------           --------------------------------

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

         2.4 Stock Purchase Agreement dated as of July 18, 2001, among the registrant, Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (21)

         2.5 Note Exchange Agreement dated as of July 18, 2001, between the registrant and CYL Development Holdings, LLC (21)

         3(i).1   Restated Certificate of Incorporation (3)

         3(i).2 Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (4)

         3(i).3 Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (5)

         3(i).4 Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (6)

         3(i).5 Certificate of Amendment to Certificate of Incorporation filed December 13, 1999 (7)

         3(i).6 Certificate of Amendment to Certificate of Incorporation filed December 31, 2001 (8)

         3(ii)    Amended and Restated By-Laws (21)

         4.1 Registration Rights Agreement dated as of July 18, 2001, among the registrant and the Discovery Toys, Inc. shareholders named therein (21)

         4.2 Termination Agreement dated July 18, 2001, among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (21)

         4.3 Registration Rights Agreement among the registrant, DL Holdings, LLC and Weichert Enterprises, LLC (8)

         10.1 Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (2) (12)

         10.2 Escrow Agreement dated as of May 27, 1999 among the registrant, Debbie Dworkin and State Street Bank and Trust Company (2) (12)

         10.3 Repurchase Agreement dated as of May 27, 1999 between the registrant and Debbie Dworkin (2)

         10.4 Employment Agreement dated as of May 27, 1999 between the registrant and William Zanker (1)

         10.5 Exclusive License and Marketing Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (2) (12)

         10.6 Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (2) (12)

         10.7 Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

         10.8 Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

         10.9 Lease for 425 West 15th Street, Floor 3R, New York, New York dated May 21, 1999 between the registrant and CFG/AGSB Chelsea Ninth, LLC (9)

         10.10 Distribution Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (10)

         10.11 Tax Matters Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (10)

         10.12 Assignment and Assumption Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (10)

         10.13    1997 Stock Option Plan (11)

         10.14    1999 Employee Stock Option Plan (6)

         10.15    1999 Outside Directors Stock Option Plan (6)

         10.16    1999 Consultants Stock Option Plan (6)

         10.17 Content License Agreement dated December 6, 1999 between Yahoo! Inc. and the registrant, as amended (7) (12)

         10.18 Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and the registrant (13)

         10.19 Offer Letter by and between Peter A. Lund and the registrant dated July 24, 2000 (14)

         10.20 Letter agreement regarding registration rights by and between Peter A. Lund and the registrant dated July 24, 2000 (15)

         10.21 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000 (16)

         10.22 Interactive Services Agreement by and between America Online, Inc. and the registrant dated July 17, 2000 (12) (17)

         10.23 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000 (18)

         10.24 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001 (18)

         10.25 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (18)

         10.26 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and the registrant dated January 23, 2001 (18)

         10.27 Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001 (18)

         10.28 Grid Time Promissory Note to the Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (20)

         10.29 Modification to Peter A. Lund Offer Letter dated July 18, 2001, between the registrant and Peter A. Lund (21)

         10.30 Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International Inc. and the registrant (21)

         10.31 Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (23)

         10.32 Amendment No.1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (23)

         10.33 Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001 (23).

         10.34 Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (23)

         10.35 Employment Agreement dated as of January 15, 1999 between Discovery Toys, Inc. and Lane Nemeth (23)

         10.36 Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William S. Walsh and McGuggan LLC (23)

         10.37 Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan LLC and Discovery Toys LLC (23)

         10.38 Employment Agreement dated as of January 1999 between Discovery Toys, Inc. and Thomas C. Zimmer (23)

         10.39 Agreement dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh (23)

         10.40 Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC (23)

         10.41 Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC (23)

         10.42 Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and the registrant (23)

         10.43 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge
                  (23)

         10.44 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson (23)

         10.45 Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (23)

         10.46 Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to DL Holdings I, LLC (23)

         10.47 Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to Weichert Enterprises, LLC (23)

         10.48 Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to Weichert Enterprises, LLC (23)

         10.49 Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to DL Holdings I, LLC (23)

         10.50 Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation (23)

         10.51 Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (23)

         10.52 Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation (23)

         10.53 Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc. (23)

         10.54 Amended and Restated Unanimous Shareholders Agreement among MDC Corporation Inc., RGG Acquisition Inc, RoyNat Capital Inc., Bank of Montreal Capital and Regal Greetings & Gifts Corporation, as amended thereafter (8)

         10.55 Demand Note to The Bank of Nova Scotia for $13,000,000 (CAD) dated December 12, 2001 (8)

         10.56 Agreement re: Operating Credit Line between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

         10.57 Agreement for Commercial Letter of Credit between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

         10.58 Priorities Agreement among The Bank of Nova Scotia, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (8)

         10.59 General Security Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

         10.60 Multi Party Share Pledge Acknowledgement Agreement among RoyNat Capital, The Bank of Nova Scotia, Regal Greetings & Gifts Corporation and RGG Acquisition Inc. (8)

         10.61 Assignment of Shares between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

         10.62 Assignment between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

         10.63 Assignment of Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

         10.64 Subordination and Postponement Agreement from MDC Corporation Inc. (8)

         10.65 Postponement Agreement to The Bank of Nova Scotia from Primes De Luxe Inc. (8)

         10.66    Guarantee to The Bank of Nova Scotia from Primes De Luxe Inc.
                  (8)

         10.67 General Security Agreement between Primes De Luxe Inc. and The Bank of Nova Scotia (8)

         10.68 Hypothec on Movable Property between The Bank of Nova Scotia and Primes De Luxe Inc (8)

         10.69 Assignment between Primes De Luxe Inc. and The Bank of Nova Scotia (8)

         10.70    Guarantee to The Bank of Nova Scotia from MDC Regal Inc. (8)

         10.71 General Security Agreement between MDC Regal Inc. and The Bank of Nova Scotia (8)

         10.72 Hypothec on Movable Property between The Bank of Nova Scotia and MDC Regal Inc. (8)

         10.73    Assignment between MDC Regal Inc. and The Bank of Nova Scotia
                  (8)

         10.74 Assignment of Shares between RGG Acquisition Inc. and The Bank of Nova Scotia (8)

         10.75 Letter Agreement between the registrant and Hearst-Argyle Television, Inc. (8)

         16.1 Letter, dated December 13, 1999, of Richard A. Eisner & Company, LLP (19)

         16.2     Letter, dated November 12, 2001, of KPMG LLP (22)

         16.3     Letter, dated January 3, 2002, of Comyns, Smith, McCleary LLP
                  (24)

       21         Subsidiaries of the Registrant (8)



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

(8) Filed herewith

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

(18) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(19) Incorporated by reference to Exhibit 16 to the registrant's Form 8-K/A dated December 3, 1999 and filed with the Securities Exchange Commission on December 15, 1999.

(20) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(21) Incorporated by reference to the registrant's Form 8-K dated July 18, 2001 and filed with the Securities Exchange Commission on August 1, 2001.

(22) Incorporated by reference to the registrant's Form 8-K dated November 6, 2001 and filed with the Securities Exchange Commission on November 13, 2001.

(23) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(24) Incorporated by reference to the registrant's Form 8-K/A dated July 18, 2001 and filed with the Securities Exchange Commission on January 3, 2002.

(b)      Reports on Form 8-K

         On August 1, 2001, Eos International, Inc. (formerly known as dreamlife, inc.) filed a report on Form 8-K dated July 18, 2001 under Item 1 (Change of Control of Registrant), Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements of Business Acquired) to report the Discovery Toys acquisition and certain transactions consummated in connection therewith, which was amended through the filing by Eos of a report on Form 8-K/A filed on December 17, 2001 under Item 7 (Financial Statements of Business Acquired), which was further amended through the filing by Eos of a report on Form 8-K/A filed on January 3, 2002 under Item 4 (Change in Registrant's Certifying Accountant).

         On November 13, 2001, Eos International filed a report on Form 8-K dated November 6, 2001 under Item 4 (Change in Registrant's Certifying Accountant) to report a change in Eos's certifying accountant.

         On December 27, 2001, Eos filed a report on Form 8-K dated December 14, 2001 under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements of Business Acquired) to report the acquisition of the Regal Greetings & Gifts division of MDC Corporation,

Inc., which was amended through the filing by Eos of a report on Form 8-K/A filed on February 27, 2002 under Item 7 (Financial Statements of Business Acquired).

         On January 3, 2002, Eos International filed a report on Form 8-K dated December 31, 2001 under Item 5 (Other Events) to report that the registrant had changed (i) its name from dreamlife, inc. to Eos International, Inc. and (ii) its trading symbol from "DLIF" to "EOSI".

(c)      Exhibits

         Exhibits required by Section 601 of Regulation S-K (see (a) above)


(d)      Financial Statement Schedules

         See the notes to the Financial Statements included in this Annual
Report.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized as of the 9 day of April, 2002.

                                      EOS INTERNATIONAL, INC.


                                      By: /s/ James M. Cascino
                                         --------------------------------------
                                         James M. Cascino
                                         President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


              Signatures                        Title of Capacities                        Date
              ----------                        -------------------                        ----


/s/ Peter A. Lund                        Chairman                                      April 8, 2002
---------------------------------
Peter A. Lund

/s/ James M. Cascino                     President, Chief Executive Officer and        April 9, 2002
---------------------------------        Director (Principal Executive Officer)
James M. Cascino

/s/ Jack B. Hood                         Chief Financial Officer and Treasurer         April 8, 2002
---------------------------------        (Principal Financial and Accounting Officer)
Jack B. Hood

/s/ Anthony J. Robbins                   Vice Chairman of the Board                    April 8, 2002
---------------------------------
Anthony J. Robbins

/s/ Julius Koppelman                     Vice Chairman of the Board                    April 6, 2002
---------------------------------
Julius Koppelman

                                         Director                                      April __, 2002
---------------------------------
Charles D. Peebler, Jr.

/s/ Anthony R. Calandra                  Director                                      April 5, 2002
---------------------------------
Anthony R. Calandra

/s/ Jonathan C. Klein                    Director                                      April 8, 2002
---------------------------------
Jonathan C. Klein

/s/ William S. Walsh                     Director                                      April 5, 2002
---------------------------------
William S. Walsh

EOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Independent Auditors' Report                                                 F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-4

Consolidated Statements of Operations for the years ended December 31,
       2001 and 2000 and the period from January 15, 1999 to
       December 31, 1999                                                     F-5

 Consolidated Statements of Stockholders' Equity (Deficit) for
       the years ended December 31, 2001 and 2000 and the period
       from January 15, 1999 to December 31, 1999                            F-6

Consolidated Statements of Cash Flows for the years ended December 31,
       2001 and 2000 and the period from January 15, 1999 to
       December 31, 1999                                                     F-7

Notes to Consolidated Financial Statements                                   F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Eos International, Inc
San Francisco, California

We have audited the accompanying consolidated balance sheet of Eos International, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eos International, Inc. at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed under the liquidity caption in Note 1 to the financial statements, certain lenders restrict the amount of funds that the Company's subsidiaries may advance to the Company's parent, which has negative working capital conditions and the Company has certain debt payments due in April 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
San Francisco, California
March 22, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Discovery Toys, Inc.

We have audited the accompanying consolidated balance sheet of Discovery Toys, Inc. (a California corporation) (the "Company") as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and the period from January 15, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Discovery Toys, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from January 15, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 2a, the Company retroactively adjusted the common stock and per share information in its 2000 and 1999 financial statements as a result of the reverse acquisition that occurred on July 18, 2001.

/s/ Comyns, Smith, McCleary LLP
Lafayette, California
March 16, 2001, except for Note 2a which is as of April 2, 2002

EOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                       December 31
                                                                          ---------------------------------------
                                                                                 2001                        2000
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $10,782,000                 $10,927,000
     Accounts receivable, net                                               1,336,000                     435,000
     Inventory                                                             14,213,000                   4,079,000
     Prepaid expenses and other current assets                              2,793,000                     363,000
     Deferred tax assets                                                      177,000                           -
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                       29,301,000                  15,804,000
Property and equipment, net                                                 4,616,000                     968,000
Goodwill                                                                    5,488,000                           -
Deferred tax assets                                                           452,000                           -
Customer list                                                               3,100,000                           -
Other non-current assets                                                       51,000                      52,000
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $43,008,000                 $16,824,000
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

     Accounts payable                                                      $4,820,000                  $1,795,000
     Accrued liabilities                                                    8,927,000                   4,597,000
     Lines of credit                                                                -                   1,250,000
     Short-term bridge notes, net of discount                               5,542,000                           -
     Redeemable warrants                                                      390,000                           -
     Current maturities of notes payable                                    1,253,000                           -
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                  20,932,000                   7,642,000
Accrued compensation                                                        3,000,000                           -
Deferred revenues                                                                   -                   1,681,000
Notes payable, less current maturities                                     15,891,000                   2,950,000
Negative goodwill                                                           3,674,000                   4,199,000
Redeemable warrants                                                           977,000                           -
Minority interest                                                           4,280,000                           -
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value, 100,000,000
       shares authorized and 78,540,494 and 37,814,369 shares
       issued at December 31, 2001 and 2000 (of which
       22,408,396 and 0 are held in treasury)                                 561,000                     378,000
     Preferred stock, $0.01 par, 1,000,000 shares authorized,
       0 shares issued at December 31, 2001 and 2000                                -                           -
     Paid-in capital                                                                -                     413,000
     Distributions in excess of capital                                    (7,395,000)                          -
     Retained earnings (accumulated deficit)                                1,202,000                    (439,000)
     Cumulative translation adjustment                                       (114,000)                          -
-----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (5,746,000)                    352,000
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $43,008,000                 $16,824,000
=================================================================================================================


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------


                                                                         Year Ended          Year Ended         Period from
                                                                      December 31,        December 31,      Jan.15, 1999 to
                                                                              2001                2000        Dec. 31, 1999
---------------------------------------------------------------------------------------------------------------------------
Sales                                                                  $44,280,000         $40,131,000          $39,673,000

Cost of sales                                                           25,920,000          24,190,000           23,407,000
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                                            18,360,000          15,941,000           16,266,000

OPERATING EXPENSES:
    Sales and marketing                                                  7,601,000           6,940,000            6,497,000
    General and administrative                                          10,549,000           9,606,000            9,334,000
    Amortization of negative goodwill                                     (525,000)           (525,000)            (525,000)
---------------------------------------------------------------------------------------------------------------------------

Operating profit (loss)                                                    735,000             (80,000)            960,000
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                        195,000             436,000              206,000
    Interest expense                                                    (1,152,000)           (480,000)            (424,000)
    Other income (expense), net                                          2,030,000             457,000              (10,000)
---------------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                             1,073,000             413,000             (228,000)
---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                               1,808,000             333,000              732,000

Income Taxes                                                                59,000               6,000                    -
---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                                          1,749,000             327,000              732,000

Minority Interest                                                           (9,000)                  -                    -
---------------------------------------------------------------------------------------------------------------------------

Net Income                                                              $1,740,000            $327,000            $ 732,000
---------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE                                              $0.04               $0.01                $0.02

DILUTED EARNINGS PER COMMON SHARE                                            $0.04               $0.01                $0.02

WEIGHTED AVERAGE SHARES USED IN
COMPUTING NET INCOME PER SHARE
   Basic                                                                45,900,000          38,300,000           39,000,000
   Diluted                                                              46,007,000          38,300,000           39,000,000
===========================================================================================================================


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------


                                                                             Distributions                 Cumulative
                                                      Common       Paid-in      In Excess      Retained   Translation
                                         Shares        Stock       Capital     Of Capital      Earnings    Adjustment         Total
------------------------------------------------------------------------------------------------------------------------------------
Carry-over equity of
  minority shareholder at
  January 15, 1999                    3,911,831    $  39,000      $767,000             -   $          -      $      -     $ 806,000
Transfer of common
  stock to acquirer on
  January 15, 1999                   35,206,481      352,000      (352,000)            -              -             -             -
Repurchase and retirement
  of common stock                      (391,183)      (4,000)        3,000             -              -             -        (1,000)
Net Income                                    -            -             -             -        732,000             -       732,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, at

  December 31, 1999                  38,727,129      387,000       418,000             -        732,000             -     1,537,000
Issuance of common stock                260,789        3,000             -             -              -             -         3,000
Repurchase and retirement
  of common stock                    (1,173,549)     (12,000)       (5,000)            -              -             -       (17,000)
Dividends                                     -            -             -             -     (1,498,000)            -    (1,498,000)
Net income                                    -            -             -             -        327,000             -       327,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, at
  December 31, 2000                  37,814,369      378,000       413,000             -       (439,000)            -       352,000
Repurchase of common
  stock-Avon                         (3,911,831)     (39,000)     (413,000)   (1,004,000)             -             -    (1,456,000)
Dividends and distributions                   -            -             -    (4,401,000)       (99,000)            -    (4,500,000)
Repurchase of common
  stock                                (130,395)      (1,000)            -       (28,000)             -             -       (29,000)
Shares issued by accounting
  acquirer                           22,359,955      223,000             -    (2,739,000)             -             -    (2,516,000)
Warrants issued to bridge
  lenders in connection with
  the acquisition of Regal                    -            -             -       726,000              -             -       726,000
Options issued to director                    -            -             -        51,000              -             -        51,000
Comprehensive income:
Net income                                    -            -             -             -      1,740,000             -     1,740,000
Translation loss                              -            -             -             -              -      (114,000)     (114,000)
------------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                    -            -             -             -      1,740,000      (114,000)    1,626,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, at
  December 31, 2001                  56,132,098     $561,000   $         -   $(7,395,000)  $  1,202,000    $ (114,000) $ (5,746,000)
====================================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                     Year Ended         Year Ended        Period from
                                                                   December 31,       December 31,    Jan.15, 1999 to
                                                                           2001               2000      Dec. 31, 1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  1,740,000       $    327,000         $  732,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  580,000            443,000            106,000
         Provision for doubtful accounts                                229,000            360,000            278,000
         Non cash expense for compensation                               51,000              3,000                  -
         Provision for inventory                                         49,000                  -                  -
         Amortization of discount on notes payable                      452,000            176,000            176,000
         Amortization of negative goodwill                             (525,000)          (525,000)          (525,000)
         Other                                                            9,000                  -                  -
         Changes in assets and liabilities excluding
           acquired businesses:
           Accounts receivable                                         (338,000)          (328,000)          (158,000)
           Inventory                                                   (258,000)          (234,000)           980,000
           Prepaid expenses and other current assets                   (444,000)           281,000              9,000
           Deposits and other assets                                     89,000              5,000                  -
           Accounts payable and accrued liabilities                   2,400,000            556,000          2,732,000
           Deferred revenues                                         (1,681,000)           907,000            774,000
---------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             2,353,000          1,971,000          5,104,000
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (199,000)           (29,000)        (1,247,000)
    Acquisition costs                                                  (691,000)                 -                  -
    Acquisition of Regal, net of seller financing                   (17,857,000)                 -                  -
    Cash acquired in acquisitions                                     4,994,000                  -                  -
---------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                               (13,753,000)           (29,000)        (1,247,000)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment for repurchase of common stock                           (1,485,000)           (17,000)            (1,000)
    Proceeds from issuance of notes payable                          19,255,000                  -                  -
    Cash debt issue costs                                              (707,000)                 -                  -
    Payment of common stock dividends and distributions              (4,500,000)        (1,498,000)                 -
    Payments on line of credit                                       (1,250,000)                 -          1,250,000
---------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                  11,313,000         (1,515,000)         1,249,000
------------------------------------------------------------------------------------------------------------------------

                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------


                                                                     Year Ended         Year Ended        Period from
                                                                   December 31,       December 31,    Jan.15, 1999 to
                                                                           2001               2000      Dec. 31, 1999
---------------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH
    EQUIVALENTS                                                         (58,000)                 -                  -
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (145,000)           427,000          5,106,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       10,927,000         10,500,000          5,394,000
---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $10,782,000        $10,927,000        $10,500,000
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
       Interest                                                     $   429,000        $   285,000        $    79,000
       Income taxes                                                 $     5,000        $     4,000        $     5,000
=====================================================================================================================

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY - Eos International, Inc. is a Delaware corporation that owns two operating subsidiaries, Discovery Toys, Inc. (Discovery Toys), a California Corporation, and Regal Greetings and Gifts, Inc. (Regal), a Canadian Corporation. Discovery Toys is a wholly-owned subsidiary of Eos. Eos owns an 85% interest in Regal.

     Eos International, Inc., changed its name from dreamlife, inc. in December 2001. All references now to "Eos" or the "Company" include its former business (dreamlife, inc.) and its current subsidiaries Discovery Toys, Inc. and Regal Greetings and Gifts, Inc.

     On July 18, 2001, Discovery Toys entered into a transaction with Eos that was accounted for as a reverse merger, with Discovery Toys as the accounting acquirer. The historical financial results for the periods prior to July 18, 2001 reflect the financial position and results of operations of Discovery Toys only.

     Discovery Toys is a multi-level marketer of approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants ("ECs") in the United States and Canada. Lane Nemeth, a former daycare director, who recognized the need for high quality educational toys in the market place, founded Discovery Toys in 1978. Discovery Toys' principal offices are located in Livermore, California, and its geographic markets primarily encompass the United States and Canada.

     Regal Greetings and Gifts is one of Canada's largest direct selling and mail order distributors of general merchandise to consumers. The Company sells its products through a network of independent representatives who in turn sell the merchandise to friends, family neighbors and coworkers. Regal also sells merchandise via its Website, and its 43 "RSCs" (representative service centers) located throughout Canada. Regal's products include a flagship line of greeting cards and gift wrap, the majority of which are printed in Canada, as well as innovative household and giftware items. The Company produces five major catalogues per year for use by its independent representatives. The Company markets up to 3,300 items in a given sales period, the majority of which are sourced abroad. In total, the Company's inventory includes more than 7,400 stock keeping units ("SKUs"), with prices ranging from $1 to $53 per item. Approximately 10% of the product line may be selected for customer personalization. Management believes that Regal's success has been fueled by a number of key factors including high brand name recognition, a loyal and geographically dispersed direct-selling force, a broad range of merchandise offered at affordable prices, colorful and descriptive catalogues, conveniently located RSCs, efficient ordering processes and high customer satisfaction.

     RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

     The Company has adopted the provisions of SFAS 141 as of July 1, 2001 and will adopt SFAS 142 effective January 1, 2002. When SFAS 142 is adopted, remaining unamortized negative goodwill must be written off as the cumulative effect of a change in accounting principle. As a result, the Company expects to record a benefit of approximately $3.7 million on January 1, 2002 resulting from the write-off of negative goodwill. The Company does not believe there will be any additional impact from the implementation of these statements on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Management does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption on January 1, 2002.

     In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), ACCOUNTING FOR CONSIDERATION FROM A VENDOR TO A RETAILER IN CONNECTION WITH THE PURCHASE OR PROMOTION OF THE VENDOR'S PRODUCTS, which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The financial statements currently comply with EITF 00-25. The consensus reached in EITF 00-25 has been codified in EITF 01-19, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the results of operations reported in future periods.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION- The accompanying consolidated financial statements include the accounts of the Company and its legally owned subsidiaries, Discovery Toys, Inc., Regal Greetings and Gifts, Inc., and Prime DeLuxe, Inc., a subsidiary of Regal, which conducts Regal's operations in Quebec, Canada. All material inter-company accounts and transactions have been eliminated in consolidation.

     The Company uses a calendar year-end for financial reporting periods.

     CURRENCY TRANSLATION - The Company uses the U.S. dollar as its functional currency, except for its Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. Dollar denominated assets and liabilities held by Regal, are re-measured into the applicable functional currency using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during each period. The effects of these items as they relate to Regal are reflected in earnings. For consolidated purposes, Regal's financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using monthly rates for revenues and expenses. Translation gains and losses are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders' equity (deficit).

     REVENUE RECOGNITION -- Revenue is recognized when the product is delivered, which is generally at the time of shipment, when legal title and risk of loss are transferred to the Company's independent sales representatives.

     Independent sales consultants have limited rights to return product orders, and the Company records provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience. Actual returns were not significant during 2001, 2000 or 1999.

     The Company maintains an incentive bonus plan in which all independent consultants participate. Under the plan, consultants earn awards based on individual and team sales performance and other benchmarks. Awards are determined and accrued for on a monthly basis at Discovery Toys and on a periodic basis at Regal. These awards are reflected as a reduction of revenues in the period the awards are earned. Awards under the incentive bonus plan were $8,964,000, $7,545,000, and $7,577,000 for 2001, 2000 and
     1999, respectively.

     The Company provides coupons to buyers of its products and to hostess volunteers that can be used towards the purchase of future Company products. When coupons are provided in conjunction with the sale of products, the Company allocates the sales proceeds between the fair values of the products and the value of the coupon based on estimated redemption rates. Amounts attributable to the value of the coupon are deferred until the earlier of redemption of the coupon or expiration occurs. When coupons are provided as incentives to hostess volunteers, the Company accrues the value of the coupon based on estimated redemption rates as a sales and marketing expense. When coupons are provided as incentives to sales representatives, the Company accrues the value of the coupon based on estimated redemption rates as reduction of revenue.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     SHIPPING AND HANDLING COSTS - In October 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires fees billed to customers associated with shipping and handling to be classified as revenue, and costs associated with shipping and handling to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company records shipping and handling fees billed to customers as revenue included in net sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales.

     ADVERTISING COSTS - Direct response advertising costs, consisting principally of catalog preparation, printing and postage costs incurred by Regal are capitalized and amortized over the period of benefit, generally three to six months. $1,378,000 of such costs were capitalized at December 31, 2001 and $161,000 was expensed for the period from December 14, 2001 through December 31, 2001.

     SEASONALITY - The Company operates within a highly seasonal industry whereby approximately 40-50% of its sales are earned during the months of October through December.

     CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, $6,174,000 and $11,809,000,
     respectively, of money market securities, the fair value of which approximates cost, are included in cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

     INVENTORY- For Discovery Toys, inventory primarily includes finished products purchased from contract manufacturers and is stated at the lower of weighted average cost or market.

     Regal inventory includes finished goods, work in process and raw materials and is stated at the lower of cost or market. Cost is generally determined on a first in, first out basis.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at historical cost. Depreciation is calculated using the straight-line or accelerated method over the estimated useful lives of the assets ranging from three to ten years as follows:

       Computer equipment and software                            3 to 10 years
       Furniture, fixtures and office equipment                        10 years
       Leasehold improvements                     Shorter of estimated economic
                                                      life or term of the lease
       Machinery and equipment                                    5 to 10 years


     GOODWILL - Goodwill related to acquisitions occurring prior to July 1, 2001 are being amortized using the straight-line method over a 10-year life.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The carrying values of the redeemable warrants and put rights granted to the minority stockholder is recorded at their fair value. The fair values of the notes payable at December 31, 2001 are as follows:

     ---------------------------------------------------------------------------

     Short-term bridge notes                                        $ 5,542,000
     Notes payable                                                  $17,237,000
     ---------------------------------------------------------------------------

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. If required, the write-down would be determined based on the excess of the cost over the fair value of the asset.

     INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities.

     EARNINGS PER SHARE - Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the applicable period. Diluted net income (loss) per share reflects the potential dilutive effect of securities (which consist of stock options) that could share in earnings of the Company, unless the inclusion of these potential dilutive effects results in antidilution.

     STOCK-BASED COMPENSATION - The Company follows the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), which requires pro forma disclosure of net income and earnings per share as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for the preparation of its basic financial statements.

     MINORITY INTEREST - Minority interest represents MDC Corporation, Inc.'s
     (MDC) proportionate share of the equity of Regal plus the fair value of the put rights granted to MDC in connection with the Company's acquisition of 85% interest in Regal. The carrying value of minority interest will be adjusted for changes in the fair value of the put rights, together with MDC's proportionate share of Regal's earnings.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year's presentation.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     LIQUIDITY - Eos had working capital of $8.4 million as of December 31, 2001. The Eos parent company, as a separate entity, had $6.2 million of negative working capital as of December 31, 2001. Of that negative working capital, $5.9 million represents the $5.5 million carrying value of the short term bridge notes, ($6.5 million face value net of a $1.0 million discount on the note), and $0.4 million represents the fair value of the redeemable warrants granted in connection with the bridge financing. On April 13, 2002 the bridge notes will become due. The total amount of principal and interest on the bridge notes and the amount due upon redemption of the warrants held by the bridge lenders will be $7.2 million. If the warrants are not exercised or redeemed by April 14, 2002, the aggregate redemption price of the warrants increases to $1,170,000 on April 15, 2002, and to $2,340,000 on August 15, 2002, if the warrants are not exercised or redeemed by August 14, 2002. The remaining $200,000 of negative working capital on the Eos parent entity books as of December 31, 2001, represents current liabilities other than the short-term notes in excess of cash and prepaid expenses. The Eos parent entity has no separate source of revenues.

     Both operating subsidiaries, Discovery Toys and Regal, have restrictions against making loans, advances, dividends and corporate overhead payments to the Eos parent company without lender approvals. At December 31, 2001, restricted net assets were $4.2 million. Current arrangements with these lenders do not support sufficient corporate overhead billings to the parent company to provide adequate working capital for the parent to meet its current operating expenses beyond May 2002. Eos must be able to negotiate agreements with its lenders for additional corporate overhead billings from the parent to the subsidiaries, obtain additional sources of financing, or additional sources of capital to fund these operating needs. Further, Eos does not have sufficient liquidity to repay the bridge notes upon their maturity on April 13, 2002. Eos must negotiate extensions or amendments to these notes or acquire additional financing or sources of capital to repay the notes.

     Failure of the company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. Such a failure could constitute a constructive termination, which would require payment of his deferred compensation in the amount of $3.0 million.

     Both Discovery Toys and Regal are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for its operations. The Company recognized approximately 40-50% of its annual sales revenues in the fourth quarter. Historically, significant amounts of working capital are used to fund operating expenses for the first three quarters of each year and to acquire inventory to meet sales demand in the fourth quarter of each year. Discovery Toys' current projections indicate that it will need a relaxation of its borrowing base restrictions from its primary lender of approximately $1.0 million from July through October of 2002. Historically, Discovery Toys has successfully obtained such concessions to meet its operating cash flows needs. However, no assurances can be provided as to its ability to continue to obtain such concessions.

     Regal has incurred significant interest bearing obligations in connection with its purchase, and current operating projections indicate that it will fully utilize its operating line of credit during 2002. As a result, Regal may also be required to request relaxation of borrowing base restrictions imposed by its line of credit provider.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Management is currently in negotiations with the primary lender of Discovery Toys to allow additional advances to support the Eos parent. On March 18, 2002, the bank permitted Discovery Toys to advance $50,000 to Eos to pay corporate overhead expenses. Final agreements are being negotiated to permit up to $250,000 to be advanced by Discovery Toys to the parent company before the period ending June 30, 2002, and an additional $150,000 to be advanced from July 1, 2002, until December 31, 2002. The agreement being negotiated will also anticipate the amount of additional working capital required for Discovery Toys to meet its seasonal operating credit line requirements. Discussions are also underway with Regal's primary lenders for them to permit Regal to make advances to the parent company that will be used to meet the parent company's corporate overhead costs. Management is also actively pursuing new sources of financing which may include additional sales of the company's securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. However, no assurances can be provided as to the likelihood of success. Therefore, substantial doubt exists as to the Company's ability to continue to operate as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2A.  RECAPITALIZATION

     Eos (formerly known as dreamlife) launched a website, WWW.DREAMLIFE.COM, on February 12, 2000 with an objective to build an interactive network for personal and professional improvement. This business model failed to generate sufficient revenues to support the business. On July 18, 2001, Eos acquired all of the outstanding capital stock of Discovery Toys, Inc. pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among Eos, Discovery Toys, Inc. and the holders of all of the issued and outstanding capital stock of Discovery Toys, Inc. (the "Discovery Toys Stockholders"). Pursuant to the Stock Purchase Agreement, Eos issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys Stockholders in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys, Inc. The corresponding recapitalization of Discovery Toys resulted in the issance to Eos, for accounting purposes, of 22,359,955 shares. The terms of the reverse merger was determined through arms-length negotiation by the management of Eos and the majority stockholders of Discovery Toys, Inc. Subsequent to the acquisition, the Discovery Toys Stockholders hold a majority of the voting interests in Eos. Discovery Toys, Inc. operates as a wholly owned subsidiary of Eos. As Eos, immediately prior to the merger, was a public shell with no viable business operations of is own, the transaction has been accounted for as a reverse merger with Discovery Toys as the accounting acquirer. The historical financial results for periods prior to July 18, 2001 reflect the financial position and operations of Discovery Toys only as restated. Outstanding common shares of Discovery have been retroactively adjusted for all periods to give effect to the recapitalization. Accordingly, $330,000 has been reclassified from paid-in-capital to common stock at December 31, 2000.

2B.  ACQUISITION

     As a result of the transaction with Discovery Toys, Eos has changed its strategic focus to serve as a company with a mission to acquire and grow consumer product companies with a direct selling emphasis.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     To pursue this strategy, Eos purchased the Regal Greetings and Gifts division of MDC, an Ontario Corporation and Prime DeLuxe, Inc. (a subsidiary of MDC). The Regal business consists of all the assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory and prepaid expenses. This acquisition was accounted for as a purchase.

     The Regal Business was purchased by Regal Greetings and Gifts Corporation, a Canadian Corporation (the "Regal Corporation") which was formed by RGG Acquisition Inc., ("RGG"), a wholly owned subsidiary of Eos, to effect the purchase. The purchase price for an 85% interest in the assets of the Regal Business was approximately $22.0 million, including $0.7 million in cash acquisition costs, plus the assumption of existing liabilities. The $22.0 million, together with cash debt issue costs of $0.7 million relating to the transaction, was satisfied with the issuance of a $3.8 million note ($2.9 million net of discount) by Regal Corporation to MDC, put rights with an estimated fair value of $0.5 million granted to MDC related to its 15% ownership interest in Regal, $6.5 million of short-term bridge notes issued by Eos, a primary loan of $8.3 million from The Bank of Nova Scotia to the Regal Corporation and a mezzanine loan in the amount of $4.5 million from RoyNat Capital Inc. ("RoyNat") to the Regal Corporation. In connection with the mezzanine loan, Regal Corporation issued warrants to RoyNat to purchase 11,000 shares of the common stock of the Regal Corporation for $0.01 per share. Upon exercise of such warrants, RGG's and MDC's percentage of ownership of the Regal Corporation will be reduced proportionally. The purchase price and nature of the consideration paid in the acquisition were determined through negotiations.

     The bridge notes are payable in April 2002 in the amount of $3.0 million to Weichert Enterprises, LLC and in the amount of $3.5 million to DL Holdings I, L.L.C. A significant Eos stockholder is also a stockholder of DL Holdings I, L.L.C. In connection with the short-term notes, Eos issued warrants to acquire 2,600,000 shares of its stock for $2.95 per share subject to certain terms and conditions. The results of Regal's operations have been included in the consolidated financial statements since December 14, 2001.

     Based on the exchange rate as of the date of the acquisition, the aggregate purchase price was US$22.0 million, including put rights granted to MDC valued at $510,000. The value of the put rights, which allow MDC to sell back its minority interest to the Company in exchange for cash, was estimated using the Black Scholes model. Assumptions underlying the valuation included a risk free rate of 4.46%, a volatility of 55%, a dividend yield of zero and an expected life of 5 years. The put may be exercised upon the earlier of certain liquidity events, as defined in the agreement, or February 2007. The price at which (i) the warrants or underlying shares may be sold back to the Company is equal to the greater of the price paid per share in any of the triggering liquidity events, (ii) fair market value, as defined in the agreement, per share of Regal stock, or (iii) 5.5 times average Regal earnings per share before interest, taxes, depreciation and amortization plus cash on hand less payments needed to retire the senior debt, mezzanine debt and note to seller. Purchase price is comprised of the following:

     ---------------------------------------------------------------------------
     Cash to seller (a)                                              $17,857,000
     Seller financing, net of discount of $925,000                     2,902,000
     Put rights granted to the selling stockholder                       510,000
     Acquisition costs                                                   691,000
     ---------------------------------------------------------------------------
                                                                     $21,960,000
     ===========================================================================

     (A) SOURCES OF CASH ARE COMPRISED OF THE FOLLOWING:

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                     Net Carrying
                                            Value    Discount               Face
      --------------------------------------------------------------------------

      Senior debt                     $7,584,000   $ 707,000         $ 8,291,000
      Mezzanine debt                   3,470,000     994,000           4,464,000
      Bridge financing                 5,384,000   1,116,000           6,500,000
      --------------------------------------------------------------------------

                                                                      19,255,000
      Less:  Cash debt issue costs                                      (707,000)
             Acquisition costs                                          (691,000)
      --------------------------------------------------------------------------

                                                                     $17,857,000
      ==========================================================================

      The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Eos is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of purchase price is subject to refinement.


      DECEMBER 14, 2001
      --------------------------------------------------------------------------
      Current assets                                                 $16,599,000
      Property, plant and equipment                                    3,888,000
      Other assets                                                       757,000
      Customer list                                                    3,155,000
      Goodwill                                                         5,584,000
      --------------------------------------------------------------------------
      Total assets acquired                                           29,983,000
      Current liabilities                                             (4,196,000)
      Minority interest                                               (3,827,000)
      --------------------------------------------------------------------------
      Purchase consideration                                         $21,960,000
      --------------------------------------------------------------------------

      The customer list represents an acquired intangible asset with a useful life of five years. All goodwill is allocated to the Regal segment, and approximately 75% of the balance is expected to be deductible for tax purposes.

      The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Regal and the reverse merger between Eos and Discovery Toys had occurred on January 1, 2000 and 2001, respectively. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented:


                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                             2001          2000
      --------------------------------------------------------------------------
                                                       (UNAUDITED)   (UNAUDITED)

      Revenue                                         $96,258,000   $95,845,000
      Net loss                                        (12,479,000)   (1,923,000)
      Basic and diluted net loss per share                  (0.22)        (0.03)
      --------------------------------------------------------------------------

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The 2001 proforma net loss includes a $17.5 million goodwill impairment charge that was recorded by Regal prior to its acquisition by Eos.

     Prior to January 15, 1999, Discovery Toys was a wholly owned subsidiary of Avon Products, Inc. ("Avon"). On January 15, 1999, in accordance with the terms of a Stock Transfer Agreement, Avon transferred 90% of the outstanding stock of the Company to a new shareholder group. No consideration was paid in connection with the transfer. Immediately prior to the transfer, Avon contributed $3.8 million in additional working capital to the Company, forgave $6.9 million in inter-company debt, and provided financing to the Company in the amount of $3.5 million. As a result of the significant change of ownership that occurred on January 15, 1999, a new basis of accounting was established. Accordingly, the estimated fair values of assets acquired and liabilities assumed were recorded as follows:

     ---------------------------------------------------------------------------
     Estimated fair value of net tangible assets acquired            $ 7,400,000
     Less: consideration paid                                                  -
     ---------------------------------------------------------------------------
     Excess of estimated fair value of assets acquired over
        purchase consideration                                       $ 7,400,000
     ===========================================================================

     Reduction in recorded value of long-lived assets (fixed assets) $ 2,100,000
     Negative goodwill                                                 5,300,000
     ---------------------------------------------------------------------------
                                                                     $ 7,400,000
     ===========================================================================

     Negative goodwill is being amortized using the straight-line method over a 10-year life.

3.    BALANCE SHEET COMPONENTS:


                                                                           December 31,
                                                            -----------------------------------
                                                                     2001                 2000
      -----------------------------------------------------------------------------------------
      ACCOUNTS RECEIVABLE, NET:
      Accounts receivable                                     $ 1,639,000           $  846,000
      Allowance for doubtful accounts                             303,000              411,000
      ----------------------------------------------------------------------------------------
      Net accounts receivable                                 $ 1,336,000           $  435,000
      ========================================================================================
      INVENTORY:
      Finished goods                                          $13,752,000           $3,855,000
      Work in process                                              78,000                    -
      Raw material and supplies                                   383,000              224,000
      ----------------------------------------------------------------------------------------

      Net inventory                                           $14,213,000           $4,079,000
      ========================================================================================

      PROPERTY AND EQUIPMENT, NET:
      Furniture, fixtures & office equipment                  $   550,000           $        -
      Machinery and equipment                                     949,000              403,000




EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                                           DECEMBER 31,
                                                            ----------------------------------
                                                                     2001                 2000
      ----------------------------------------------------------------------------------------
      Computer equipment and software                           3,636,000            1,455,000
      Leasehold improvements                                      976,000               34,000
      ----------------------------------------------------------------------------------------
      Total property and equipment                             6,111,000             1,892,000
      Less accumulated depreciation                           (1,495,000)             (924,000)
      ----------------------------------------------------------------------------------------
      Net property and equipment                             $ 4,616,000           $   968,000
      ========================================================================================
      ACCRUED LIABILITIES:
      Accrued compensation - sales consultants               $ 1,376,000           $ 1,842,000
      Accrued compensation and related expenses                1,835,000               629,000
      Sales and use taxes payable                              1,384,000               414,000
      Deferred revenues, current portion                               -               393,000
      Inventory in transit                                     1,374,000                     -
      Income taxes payable                                        50,000                     -
      Other                                                    2,908,000             1,319,000
      ----------------------------------------------------------------------------------------
      Total accrued liabilities                                8,927,000             4,597,000
      ----------------------------------------------------------------------------------------
      NEGATIVE GOODWILL:
      Negative goodwill                                        5,249,000             5,249,000
      Less accumulated amortization                           (1,575,000)           (1,050,000)
      ----------------------------------------------------------------------------------------
      Net negative goodwill                                  $ 3,674,000           $ 4,199,000
      ========================================================================================

4.   BANK LINES OF CREDIT

     In 1999, Discovery Toys entered into a line of credit arrangement with a bank providing for advances up to $5,000,000. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. At December 31, 2001, Discovery Toys had $2,600,000 available when factoring in its borrowing base restrictions. Outstanding borrowings bear interest at a variable rate, which is generally related to the bank's borrowing rate plus 2%. The line of credit expires in May 2003 and requires that certain covenants be met. The Company was in compliance with all covenants at December 31, 2001. Borrowings under the line of credit are secured by substantially all of the assets of Discovery Toys. At December 31, 2001 and 2000, outstanding borrowings were $0 and $1,250,000, respectively and the effective interest rates were 0% and 11%, respectively.

     In December 2001, in conjunction with the acquisition of Regal Greetings and Gifts, Regal entered into a revolving credit agreement with The Bank of Nova Scotia for up to $10 million CDN (approximately $6.2 million U.S.) to assist in meeting its operating requirements. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     defined in the agreement. At December 31, 2001, Regal had $3.5 million available when factoring in its borrowing base restrictions. The credit line bears interest at the bank's U.S. Dollar Base Rate in Canada plus 3.00% per annum with interest payable monthly on the 22nd of each month. There were no borrowings outstanding on this line of credit at December 31, 2001.

     In December 2001, Regal also entered into a credit agreement with The Bank of Nova Scotia. The credit agreement allows Regal to enter into foreign currency forward exchange contracts with The Bank of Nova Scotia with a maximum term of one year. The aggregate notional value of forward exchange contracts may not exceed $15 million. Under the terms of this agreement, Regal is subject to certain financial covenants based on liquidity ratios. During 2001, Regal did not enter into any forward contracts.

5.   NOTES PAYABLE

     On January 15, 1999, in accordance with the Avon Stock Transfer Agreement, Discovery Toys received $3,500,000 in exchange for an unsecured note payable to Avon due on January 15, 2006. The note bears interest at 4.64% per annum payable at maturity. The Company determined that the market rate of interest at which it could borrow similar funds was approximately 10.75% per annum at January 15, 1999. As a result, the note payable was recorded net of a discount of $1,227,000 that will be amortized into interest expense over the life of the note. At December 31, 2000, the note payable balance of $2,950,000 includes a remaining unamortized discount on the note of $875,000 and accrued interest payable of $325,000. On June 28, 2001 the loan agreement was amended and a new maturity date was established. The new maturity date of the loan is June 30, 2003, and at December 31, 2001 the note payable balance of $3,412,000 includes a remaining unamortized discount on the note of $591,000 and accrued interest payable of $503,000.

     The Company's acquisition of Regal was financed through borrowings undertaken by both Eos and Regal Greetings and Gifts Corporation, an entity formed by Eos to effect the purchase of the Regal division from MDC. The borrowings and relevant accounting are summarized below.

     The senior debt of approximately $8.1 million ($13,000,000 CDN) provided by The Bank of Nova Scotia bears interest at the bank's prime rate plus 3% (7.75% at December 31, 2001) and matures in December 2006. Principal payments of $313,000 per quarter are to be made through December 2003, increasing to principal payments of $478,000 per quarter through September 2006, and a final payment of the remaining principal and interest are due in December 2006. In addition to the scheduled payments, accelerated payments may be required if certain operating cash flow requirements are met. This note is secured by all of the assets of Regal.

     The mezzanine debt of approximately $4.4 million ($7,000,000 CDN) provided by RoyNat Capital bears interest at 12% and matures in January 2007. Interest is payable monthly. Principal payments of $94,000 per quarter are due from January 2004 through October 2006. The remaining unpaid balance is due upon maturity in January 2007. Regal issued 11,000 detachable warrants to purchase shares of Regal stock at $0.01 per share to the lender in connection with this debt. These warrants also entitle the holder to put rights that allow the holder of either the warrants or the shares to be received upon exercise to sell these warrants or shares back to Regal in exchange for cash. The

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     relative fair value of both the put and call features of these warrants was determined using the Black Scholes model and is reflected as a discount on the related debt with a corresponding credit reflected as a liability as the put is to be settled in cash and the call is to be settled in the shares of the subsidiary. The put may be exercised upon the earlier of certain liquidity events, as defined in the agreement, or January 2007. The price at which the warrants or underlying shares may be sold back to the Company is equal to the greater of (i) the price paid per share in any of the triggering liquidity events, (ii) fair market value, as defined in the agreement per share of Regal stock, or
     (iii) five times average Regal earnings per share before interest, taxes, depreciation and amortization plus cash on hand less payments needed to retire the senior debt, mezzanine debt and note to seller. The Company also has the right to buy back up to 50% of the warrants or shares received subsequent to exercise of the warrants. Changes in the fair value of the warrants will be recorded as additional interest expense. To value the warrants at December 31, 2001 using the Black Scholes model, a risk-free rate of 4.46%, volatility of 55%, a dividend yield of zero and an expected life of five years were used. This note is secured by all of the assets of Regal. The mezzanine debt is subordinate to the senior debt.

     The note due to the seller, MDC, for approximately $3.8 million ($6,000,000
     CDN) is unsecured, bears interest at 7% and matures in December 2006. Two principal payments of equal to the lesser of approximately $1.25 million or a percentage of operating cash flow are to be made by February 2005 and February 2006. The remaining unpaid balance of principal and interest is due upon maturity in December 2006. Because the stated interest rate on the note is less than the market rate of interest that Regal could obtain on a note with similar terms (which the Company believes to be 13%), a discount has been recorded on the note to approximate the difference between the fair value and face value of the note. The note is subordinate to both the senior and mezzanine debt.

     The bridge financing provided by DL Holdings I, LLC and Weichert Enterprises to Eos for $6.5 million bears interest at 13% and matures in April 2002, at which time all principal and interest is due. The bridge lenders were also granted 2.6 million warrants to purchase shares of Eos stock at $2.95 per share. The warrants also contain put rights that allow the warrant holders to sell their warrants back to Eos in exchange for cash. The relative fair value of both the call and put features for these warrants has been determined using the Black Scholes model and is reflected as a discount on the note. Underlying assumptions in the valuation include a risk-free rate of 4.46%, volatility of 55%, a dividend yield of zero and an expected life of 5.33 years. The value attributable to put has been classified as a liability as it is settled in cash. The value attributable to the call has been classified as equity as it is settled in the shares of Eos, which is the parent company. The price at which the holders may put the warrants back to Eos increases from $0.15 per warrant to $0.45 per warrant on April 15, 2002 and $0.90 per warrant August 15, 2002. Changes in the fair value may result in additional interest expense. A significant stockholder of Eos is also a non-voting member of DL Holdings I, LLC. Eos also has the right to buy back up to 75% of the warrants from the warrant holders.

     The above debt instruments do not contain conversion features.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Outstanding notes payable as of December 31, 2001 are comprised of the following:


                                           Principal and                      Net Carrying
                                        Accrued Interest        Discount             Value
     ------------------------------------------------------------------------------------
          Senior debt                         $8,147,000        $686,000      $  7,461,000
          Mezzanine debt                       4,387,000         977,000         3,410,000
          MDC                                  3,770,000         909,000         2,861,000
          Avon                                 4,003,000         591,000         3,412,000
     -------------------------------------------------------------------------------------
                                                                                17,144,000
          Less:  Current maturities                                             (1,253,000)
     -------------------------------------------------------------------------------------
                                                                               $15,891,000
     =====================================================================================

          Short-term bridge notes             $6,500,000        $958,000      $  5,542,000
     =====================================================================================


     Minimum annual payments are due as follows:

     YEAR ENDING DECEMBER 31,
     -------------------------------------------------------------------------------------
     2002                                                                     $  7,753,000
     2003                                                                        5,256,000
     2004                                                                        2,162,000
     2005                                                                        3,509,000
     2006                                                                        4,774,000
     Thereafter                                                                  3,353,000
     -------------------------------------------------------------------------------------
                                                                              $ 26,807,000
     =====================================================================================


6.   STOCKHOLDERS' EQUITY (DEFICIT)

     All share data has been retroactively restated based on the share exchange rate implicit in the Discovery Toys transaction of approximately 80 shares of Eos common stock for each share of Discovery Toys common stock outstanding. The weighted-average number of shares outstanding for years ended December 31, 2001, 2000 and 1999 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding.

     In January 1999, the purchasers of Discovery Toys resold 17,994,441 shares of newly acquired Common Stock to certain key employees for nominal consideration. Of these shares, 1,955,917 shares sold to one employee were subject to vesting restrictions that lapsed on June 30, 1999, and the remaining 16,038,524 shares were fully vested. The Company's stock was deemed by the Company to have no value at the time of the transfer, and the Company did not record compensation expense as a result of the transfer.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     In October 1999, the Company repurchased 391,183 shares of Common Stock from a former employee at the stock's deemed fair value of approximately $1,000.

     In January 2000, the Company issued a total of 260,789 fully vested shares of Common Stock to two employees for consideration of $1 per employee. The Company recorded $3,000 in compensation expense as a result of these transactions.

     In June 2000, the Company repurchased 1,173,549 shares of Common Stock from a former employee at the stock's deemed fair value of $17,000.

     In February, July and November 2000, the Company paid dividends totaling $1,498,000 to holders of its Common Stock.

     On June 28, 2001, the Company redeemed 3,911,831 shares of its common stock held by Avon Products, Inc. in exchange for $1,456,000.

     On June 29, 2001, the Company made a cash distribution to holders of the Company's common stock in the aggregate amount of $4,500,000, of which $99,000 was recorded as a dividend and $4,401,000 was recorded as a distribution in excess of capital.

     On July 6, 2001, the Company redeemed 130,395 shares of its common stock held by an employee in exchange for $29,000.

     On July 18, 2001, in connection with the reverse merger with Discovery Toys, Eos issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys stockholders. The corresponding recapitalization of Discovery Toys resulted in the issuance to Eos, for accounting purposes, of 22,359,955 shares.

     On September 25, 2001 Eos recorded a charge of $51,000 to general and administrative expenses related to the intrinsic value of an option granted by a principal stockholder to a director to purchase 100,000 shares of common stock at an exercise price of $1.00 from this principal shareholder.

     STOCK OPTIONS AND WARRANTS

     1997 STOCK OPTION PLAN

     Officers, directors, consultants and other key personnel of Eos are eligible for option grants under the 1997 Stock Option Plan which is administered by the Board. The administration of the 1997 Plan may be delegated to a committee of the Board at the Board's discretion. The 1997 Plan authorizes the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to purchase up to 750,000 shares of common stock at a price not less than 100% (110% in the case of ISO's granted a person who owns stock possessing more than 10% of the voting power of Eos) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISO's granted to a 10% stockholder). To the extent not otherwise provided by the Board, options granted under the 1997 Plan to employees and consultants become exercisable in three installments, each equal to one-third of the entire option granted and exercisable on the first, second and third anniversaries of the grant date, respectively. In the event an employee's service to Eos ceases,

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     vested options may be exercised within one year in the case of death or following a determination of disability. Vested options may be exercised within three months following termination for any other reason; except that, if such termination is for cause. If termination is for cause, the options may not be exercisable following such termination. In no event may an option be exercised later than the date of expiration of the term of the option as set forth in the agreement evidencing such option. Options will not be transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1997 Plan will terminate by its terms in 2007. As of December 31, 2001, options to purchase an aggregate of 175,000 shares were outstanding under the 1997 Plan and 291,000 shares were available for future grant.

     1999 EMPLOYEE STOCK OPTION PLAN

     Officers and other full time employees of Eos and any of its subsidiaries are eligible to participate in the 1999 Employee Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 6,500,000 shares of common stock are reserved for issuance under the 1999 Employee Stock Option Plan. As of December 31, 2001, options to purchase an aggregate of 2,487,500 shares had been granted, net of forfeitures, and 4,012,500 shares were available for future grant.

     The 1999 Employee Stock Option Plan permits grants of ISOs and NSOs. An employee who owns more than ten percent (10%) of the total combined voting power of all classes of outstanding stock of Eos or its subsidiaries will not be eligible for the grant of an ISO, unless the requirements set forth in Section 422(c)(5) of the Internal Revenue Code (the "Code") are satisfied. The exercise price per share of an option is established by the administrator of the 1999 Employee Stock Option Plan in its discretion, but, in the case of an ISO, may not be less than the fair market value (or not less than 110% of the fair market value under the requirements of
     Section 422(c)(5) of the Code) of a share of common stock as of the date of grant. NSOs granted under the 1999 Employee Stock Option Plan may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding. No individual is permitted to receive options to purchase common stock during any fiscal year in excess of 500,000 shares of common stock; provided, however, a newly hired individual may receive options to purchase up to 2,400,000 shares of common stock during the portion of the fiscal year remaining after his or her date of hire.

     Options granted under the 1999 Employee Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant, in the case of an ISO (or five years under the requirements of Section 422(c)(5) of the Code). The exercise of an option may be accelerated in the event of the optionee's death, disability, retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the plan administrator at its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative).

     The 1999 Employee Stock Option Plan provides for partial acceleration of options granted under the plan under certain circumstances involving certain changes in control of Eos. The 1999 Employee Stock Option Plan will terminate by its terms in 2009.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     1999 OUTSIDE DIRECTORS STOCK OPTION PLAN

     Non-Employee directors of Eos and any of its subsidiaries are eligible for option grants under the 1999 Outside Directors Stock Option Plan, which is administered by the Board. An aggregate of 385,000 shares of common stock are reserved for issuance under the 1999 Outside Directors Stock Option Plan. As of December 31, 2001, options to purchase an aggregate of 250,000 shares had been granted, net of forfeitures, and 135,000 shares were available for future grant.

     The options granted under the 1999 Outside Directors Stock Option Plan are NSOs. The exercise price per share of an option is established by the Board at its discretion. The exercise price per share of an option may be fixed or vary in accordance with a predetermined formula while the option is outstanding.

     Options granted under the 1999 Outside Directors Stock Option Plan are exercisable (subject to such restrictions and vesting provisions as the Board may determine on the date of grant at its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee's death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the Board at its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1999 Outside Directors Stock Option Plan will terminate by its terms in 2009.

     1999 CONSULTANTS STOCK OPTION PLAN

     Consultants and other bona fide service providers to Eos and any subsidiaries are eligible for option grants under the 1999 Consultants Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 327,500 shares of common stock are reserved for issuance under the 1999 Consultants Stock Option Plan. As of December 31, 2001, options to purchase an aggregate of 327,500 shares had been granted under the 1999 Consultants Stock Option Plan and no shares were available for future grant.

     The options granted under the 1999 Consultants Stock Option Plan are NSOs. The exercise price per share of an option is established by the administrator of the 1999 Consultants Stock Option Plan at its discretion. The exercise price may be fixed or may vary in accordance with a predetermined formula while the option is outstanding.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Options granted under the 1999 Consultants Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee's death, disability or retirement or other events, and may provide for expiration prior to the end of its term in the event of the termination of the optionee's service with or without cause. Such period will be established by the plan administrator at its discretion on the date of grant. Options will not be transferable except upon death (in which case they may be exercised by the decedent's executor or other legal representative). The 1999 Consultants Stock Option Plan will terminate by its terms in 2009.

     Certain stock options granted to Eos employees and directors prior to July 18, 2001 remain outstanding subsequent to Discovery Toys' acquisition of Eos. No value was assigned to outstanding stock options in the accounting for the acquisition since their exercise prices were significantly higher than the market value of Eos common stock at the time of the acquisition. A summary of option activity is as follows:


                                                    Options   Weighted Average
                                                Outstanding    Exercise Price
     ------------------------------------------------------------------------------
     Options assumed at July 18, 2001            4,672,000              $6.78
     Cancellations                                (682,000)              9.86
     ------------------------------------------------------------------------------
     December 31, 2001                           3,990,000              $6.26
     ==============================================================================

     At December 31, 2001, 750,000 of the options outstanding were granted outside of the stock option plans prior to July 18, 2001. All were exercisable and had a weighted average exercise price of $7.20.

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:


                                      Options Outstanding                           Options Exercisable
                          --------------------------------------------- --------------------------------------------
                                                              Weighted                                     Weighted
         Range of Exercise        Shares      Weighted         Average         Number      Weighted         Average
                    Prices   Outstanding Average Price  Remaining Life    Exercisable Average Price  Remaining Life
     ---------------------------------------------------------------------------------------------------------------

          $0.75 -    $3.53       183,000         $0.87            6.11        177,000         $0.78            6.03
           4.50 -     5.20     2,700,000          5.12            8.28      2,632,000          5.12            8.28
           9.00 -    10.00     1,020,000          9.56            6.03      1,020,000          9.56            6.03
          11.19 -    16.34        87,000         14.13            7.21         74,000         14.68            7.17
     ---------------------------------------------------------------------------------------------------------------
          $0.75 -   $16.34     3,990,000         $6.26            7.59      3,903,000         $6.26            7.57
     ===============================================================================================================

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Company is required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" to disclose pro forma information regarding option grants made to employees based in specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company's Consolidated Statement of Operations because no compensation charge arises when the price of employees' stock options is greater than or equal to the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees. No options have been granted by the Company subsequent to the reverse merger between Eos and Discovery Toys and as a result, pro-forma net income and earnings per share equals those reported in the Company's Consolidated Statement of Operations.

     During 2001, CYL Development Holding, LLC (CYL), a principal owner of Eos common stock, granted certain employees and directors 2.1 million options to purchase Eos shares owned by CYL. The Company recorded a charge of $51,000 to general and administrative expense based on the intrinsic value of the awards.

     WARRANTS

     Warrants to acquire 400,000 shares of common stock at $7.00, expiring in April 2005, and warrants to acquire 200,000 shares of common stock at $0.75 per share, expiring in December 2003, were assumed subsequent to the reverse merger between Eos and Discovery Toys. Furthermore, in connection with the bridge financing, Eos issued an aggregate of 2.6 million warrants to acquire common stock at $2.95 per share to DL Holdings I, LLC and Weichert Enterprises, LLC. The warrants may be exercised at any time between April 14, 2002 and April 17, 2007. Activity is summarized as follows:


                                                       Warrants      Weighted Average
                                                    Outstanding        Exercise Price
     --------------------------------------------------------------------------------
     Warrants assumed at July 18, 2001                  600,000                 $4.92
     Warrants granted to bridge lenders               2,600,000                  2.95
     --------------------------------------------------------------------------------

     December 31, 2001                                3,200,000                 $3.32
     ================================================================================

7.   OPERATING LEASES

     The Company leases its distribution and office facilities under the terms of various operating lease agreements, which call for monthly lease payments. Monthly lease payments will be adjusted to market rates as determined in accordance with the lease terms and according to any lease term extensions. The leases generally provide that the Company pays taxes, insurance, maintenance and certain other operating expenses. Discovery Toys distribution and office facility is operating under a non-cancelable lease that expires in 2004. Discovery Toys can renew this lease at its existing rate for two subsequent five-year periods. Regal has entered into operating leases for its distribution and office facility as well as its RSCs. These leases expire at varying times through 2009. Building rental expense totaled $901,000, $756,000, and $762,000 in 2001, 2000 and 1999
     respectively.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Company leases certain other vehicles and equipment used in its operations under non-cancelable operating lease agreements expiring from 2001 through 2004. Vehicle and equipment rental expenses totaled $86,000, $94,000 and $96,000 in 2001, 2000 and 1999 respectively.

     Future minimum lease payments for non-cancelable operating leases at December 31, 2001 are as follows:


     ---------------------------------------------------------------------------
     2002                                                            $ 2,561,000
     2003                                                              2,114,000
     2004                                                              1,281,000
     2005                                                                990,000
     2006                                                                800,000
     Thereafter                                                        1,790,000
     ---------------------------------------------------------------------------
                                                                     $ 9,536,000
     ===========================================================================

     Future sublease payments to be received under noncancelable leases are as follows: 2002 - $30,000; 2003 - $30,000; and 2004 - $5,000.

8.   CONCENTRATION OF CREDIT RISK

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of amounts receivable from independent sales consultants. The Company extends credit in the normal course of business to its independent sales consultants and performs credit evaluations of financial condition as deemed necessary. Generally, no collateral is required from its independent sales consultants. Credit losses, if any, have been within management's expectations and are provided for in the financial statements.

     The Company maintains demand deposits with financial institutions with credit risk, in the normal course of business, to meet their operating needs. The Company's credit risk lies with the exposure to loss of uninsured demand deposits in the event of nonperformance by these financial institutions. At December 31, 2001, balances on deposit with financial institutions exceeded federally insured limits by approximately $11,440,000.

9.   MERCHANDISING AND PROMOTION AGREEMENT

     The Company entered into a merchandising and promotion agreement effective November 1, 1999 with a prominent internet retailer. The original term of the agreement was 62 months. The Company received payments of $1,000,000 in 1999 and $1,500,000 in 2000 per the terms of the agreement. Due to financial difficulties faced by the internet retailer, the Company did not receive a payment of $500,000 due in November 2001 under this agreement. Subject to the terms of the agreement, the contract is in default. The Company was recognizing revenue under the agreement

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     on a pro rata basis over the remaining life of the agreement from the dates the individual payments were received. Due to the default of the agreement, the Company recognized the remaining $2,074,000 of unearned revenue during the year ended December 31, 2001, as it had no further performance obligations. Other income of $2,074,000, $394,000 and $32,000 was recognized in 2001, 2000 and 1999 respectively. At December 31, 2001, and 2000, the Company had recorded deferred revenue of $0 and $2,074,000, respectively under the agreement.

10.  INCOME TAXES

     Income before income taxes consisted of the following:


                                                                       2001                  2000            1999
     ------------------------------------------------------------------------------------------------------------
     United States                                               $2,223,000              $161,000        $548,000
     Foreign                                                       (415,000)              172,000         184,000
     ------------------------------------------------------------------------------------------------------------

     Total                                                       $1,808,000              $333,000        $732,000
     ============================================================================================================


     The income tax provision consists of the following:

                                                                       2001                  2000            1999
     ------------------------------------------------------------------------------------------------------------
     Current:
         State                                                   $    7,000              $  6,000        $      -
         Canadian                                                    52,000                     -               -
     ------------------------------------------------------------------------------------------------------------
     Total current                                               $   59,000              $  6,000        $      -
     ============================================================================================================


     The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

                                                                     2001                   2000             1999
     ---------------------------------------------------------------------------------------------------------------
     Federal statutory income tax rate                              34.0%                  34.0%            34.0%
     State income taxes                                              0.3                    1.8                -
     Amortization of goodwill                                       (8.0)                 (53.6)           (24.4)
     Change in valuation allowance                                 (28.2)                   5.9            (17.8)
     Amortization of discount and other                              2.3                   13.7              8.2
     Foreign taxes                                                   2.9                      -                -
     ---------------------------------------------------------------------------------------------------------------
     Effective tax rate                                              3.3%                   1.8%               -%
     ===============================================================================================================

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Deferred tax assets and liabilities are summarized as follows:


                                                            December 31, 2001     December 31, 2000
     ------------------------------------------------------------------------------------------------
     Net operating loss carryforwards                         $     2,104,000           $   761,000
     Accrued compensation and accrued vacation                      1,301,000               173,000
     Deferred revenue                                                       -               429,000
     Accumulated depreciation and amortization                      3,316,000               162,000
     Reserves                                                         285,000               322,000
     Capitalized overhead-inventory                                   158,000               124,000
     Incentive commitments & other                                     80,000               343,000
     Valuation allowance                                           (6,615,000)           (2,314,000)
     ------------------------------------------------------------------------------------------------
     Total, net of deferred tax asset                         $       629,000           $         -
     ================================================================================================

     Current                                                  $       177,000                     -

     Non-Current                                                      452,000                     -
     ------------------------------------------------------------------------------------------------

     Total                                                    $       629,000           $         -
     ================================================================================================

     The Company's net operating loss carryforwards included as a deferred tax asset above are approximately $5.6 million and $1.9 million for 2001 and 2000, respectively. These operating loss carryforwards will expire between 2003 and 2020 if not utilized. For federal and state tax purposes, a portion of the Company's net operating loss carryforwards may be subject to certain limitations on utilization in case of change in ownership as defined by federal and state tax law. The net deferred tax asset balance of $629,000 at December 31, 2001 is the amount acquired by Eos in its purchase of Regal.

     Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. The Company has assessed its ability to realize future tax benefits, and concluded that as a result of its history of losses, it is more likely than not, that such benefits will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. A portion of the valuation allowance relates to approximately $2.1 million of future tax benefits related to goodwill purchased in connection with the Regal acquisition. Any tax benefits that are actually realized will be allocated to reduce goodwill.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     The Company has a management consulting services agreements with two separate companies, each of which has common ownership with Discovery Toys. Pursuant to the terms of the first agreement, the Company pays annual management fees equal to the greater of $225,000 or a percentage of revenue, as defined in the agreement, for Discovery Toys. The Company had unpaid fees under this agreement of $225,000 on both December 31, 2001 and 2000. The Company also receives management services from a member of its Board of Directors, who is also a shareholder, and pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, for Discovery Toys for these services. Pursuant to the terms of these agreements, the Company incurred management fee expenses of $492,000, $492,000, and $396,000 in 2001, 2000, and 1999, respectively. These agreements may be extended or terminated at will.

     In December 2001, the Board of Directors approved payment of investment banking fees to McGuggan, LLC in conjunction with the acquisition of Regal Greetings and Gifts. This fee amounted to $160,000 and reimbursement of certain acquisition related costs incurred by McGuggan on behalf of Eos. Certain members of McGuggan LLC are Directors and significant shareholders of Eos.

     In conjunction with the acquisition of Regal Greetings and Gifts, Eos and Regal entered into an agreement for management consulting services between the companies in December 2001. The agreement assigns responsibility for performance of the services to William Walsh and Anthony Calandra. Mr. Walsh and Mr. Calandra are directors and stockholders of Eos. The agreement calls for payment of $500,000 CDN annually for such services (approximately $300,000 U.S.). The Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services to be rendered in 2002.

     As disclosed in Note 6 to the financial statements, CYL Development Holdings, LLC (CYL), a significant stockholder, granted options to purchase shares of Eos common stock from CYL to an employee and a non-employee director.

12.  SEGMENT INFORMATION

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in the financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management the entities operating results are categorized into three segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. Overhead costs associated with the Company's Eos shell are characterized as "Corporate". Prior to 2001, the Company only operated through its Discovery Toys segment.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                             Discovery Toys,     Regal Greetings &
      2001 (DOLLARS IN THOUSANDS)                        Inc                 Gifts       Corporate          Total
      --------------------------------------------------------------------------------------------------------------
      Revenues                                      $ 41,825              $  2,455         $     -        $ 44,280
      Income before taxes                           $  2,801              $    110         $(1,103)       $  1,808
      Net income (loss)                             $  2,794              $     49         $(1,103)       $  1,740
      Depreciation and amortization                 $    471              $     44         $    65        $    580
      Interest Expense                              $    887              $     67         $   198        $  1,152

      Total assets, excluding intercompany          $ 11,644              $ 30,312         $ 1,052        $ 43,008
      ==============================================================================================================

     Information concerning principal geographic areas was as follows (dollars in thousands):


                                           2001                        2000                        1999
                                ----------------------------- -------------------------- ---------------------------
                                 Revenues as a                Revenues as a               Revenues as a
                                    Percentage         Net       Percentage       Net        Percentage       Net
                                     Of Total:    Property        of Total:  Property         of Total:  Property
      --------------------------------------------------------------------------------------------------------------
      United States                        88%         813              94%       959               94%     1,370
      Canada                               12%       3,803               6%         9                6%        12
      --------------------------------------------------------------------------------------------------------------
                                          100%       4,616             100%       968              100%     1,382
      ==============================================================================================================


      A summary of the Company's revenues by product is as follows:

                                                           2001               2000                1999
     --------------------------------------------------------------------------------------------------
     Revenues:
     Educational toys                              $ 35,854,000       $ 34,982,000         $33,008,000
     Books                                            4,884,000          3,630,000           5,117,000
     Educational software                             1,148,000          1,400,000           1,775,000
     Shipping revenues                                6,703,000          6,338,000           6,196,000
     Independent sales consultant commissions        (8,964,000)        (7,545,000)         (7,577,000)
     Consumer gift products                           3,277,000                  -                   -
     Other                                            1,378,000          1,326,000           1,154,000
     --------------------------------------------------------------------------------------------------
     Total                                         $ 44,280,000       $ 40,131,000         $39,673,000
     ==================================================================================================

     No one customer accounted for more than 10% of the Company's consolidated annual revenues in fiscal 2001, 2000 or 1999.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

13. RETIREMENT PLANS

     Discovery Toys sponsors a 401(k) salary deferral plan ("401(k) Plan") covering substantially all employees of the Company. Contributions to the 401(k) Plan are in the form of employee salary deferral contributions, which may be matched by the Company up to a specific limit. The 401(k) Plan also provides for discretionary profit sharing contributions as determined on an annual basis at the discretion of the Company's Board of Directors. The Company's expense incurred during 2001, 2000 and 1999 in connection with the 401(k) Plan was $13,000, $14,000 and $28,000. The Company made $38,000, $27,000 and $33,000 in matching contributions to the 401(k) Plan in 2001, 2000 and 1999. During these years no profit sharing contributions were made.

     EMPLOYEE BENEFIT PLAN

     Regal provides a contributory defined benefit plan for its employees. The following schedule reconciles the plan's funded status (the difference between the fair value of the plan assets and the benefit obligation) to the accrued benefit cost recorded on the consolidated balance sheet:


     YEAR ENDED DECEMBER 31,                                             2001
     ------------------------------------------------------------------------
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at January 1                              $ 3,079,000
     Service cost for benefits earned                                  53,000
     Interest cost                                                    217,000
     Member contributions                                              46,000
     Actuarial gain                                               $    78,000
     Benefits paid                                                   (144,000)
     ------------------------------------------------------------------------

     Benefit obligation at December 31                              3,329,000

     CHANGE IN PLAN ASSETS
     Fair value of plan assets at January 1                         2,718,000
     Actual return on plan assets                                     224,000
     Employer contributions                                           257,000
     Plan participants' contribution                                   46,000
     Benefits paid                                                   (144,000)
     Actuarial loss                                                   (58,000)
     ------------------------------------------------------------------------

     Fair value of plan assets at December 31                       3,043,000
     ------------------------------------------------------------------------

     BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS                     (286,000)
     Unrecognized actuarial loss                                      213,000
     ------------------------------------------------------------------------

     Accrued benefit cost                                         $   (73,000)
     ========================================================================

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Unrecognized actuarial losses are amortized on a straight-line basis over the average remaining service period of active plan participants.

     Net pension cost for the year ended December 31, 2001 was as follows:


     YEAR ENDED DECEMBER 31,                                                2001
     ---------------------------------------------------------------------------
     Service cost for benefits earned                                 $   53,000
     Interest cost                                                       217,000
     Expected return on assets                                          (224,000)
     ---------------------------------------------------------------------------
     Benefit cost                                                     $   46,000
     ----------------------------------------------------------------------------

     As the consolidated financial statements include the results of Regal from the date of its acquisition, December 14, 2001, through December 31, 2001, there was no pension expense included in the 2001 consolidated financial statements.

     The following actuarial assumptions were used in determining the plans' funded status and net pension cost. Year-end assumptions are used to compute funded status, while prior year-end assumptions are used to computed net pension cost.


     DECEMBER 31,                                              2001      2000
------------------------------------------------------------------------------
     Discount rate                                            6.75%     7.00%
     Rate of future compensation increases                    4.00%     4.00%
     Expected long term rate of return on plan assets         8.00%     8.50%
------------------------------------------------------------------------------

14. VALUATION AND QUALIFYING ACCOUNTS

     Valuation and Qualifying Accounts


                                                Balance at         Amount                 Deductions     Balance at
                                                 Beginning     Assumed in   Charged to           and         End of
                                                 of Period    Acquisition      Expense    Write-Offs         Period
       --------------------------------------------------------------------------------------------------------------
       YEAR-ENDED DECEMBER 31, 2001
       Allowance for doubtful accounts          $  411,000    $   121,000     $229,000      $458,000     $  303,000
       Deferred tax asset valuation
           allowance                            $2,314,000    $ 4,795,000     $      -      $494,000     $6,615,000
       Inventory allowance                      $  152,000    $ 1,055,000     $ 49,000             -     $1,256,000
       --------------------------------------------------------------------------------------------------------------
       YEAR-ENDED DECEMBER 31, 2000

       Allowance for doubtful accounts          $  274,000    $         -     $360,000      $223,000     $  411,000
       Deferred tax asset valuation
           allowance                            $2,372,000    $         -     $      -      $ 58,000     $2,314,000
       Inventory allowance                      $  407,000    $         -     $      -      $255,000     $  152,000
       --------------------------------------------------------------------------------------------------------------
       YEAR-ENDED DECEMBER 31, 1999

       Allowance for doubtful accounts          $  362,000    $         -     $278,000      $366,000     $  274,000
       Deferred tax asset valuation
           allowance                            $1,989,000    $         -     $383,000      $      -     $2,372,000
       Inventory allowance                      $  417,000    $         -     $      -      $ 10,000     $  407,000
       ==============================================================================================================


EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

15.  QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results for the years ended December 31, 2001 and December 31, 2000.


                                                                      2001 Quarter Ended
                                               ------------------------------------------------------------------
                                                      March             June       September            December
       ----------------------------------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       Revenues                                      $7,029           $7,648         $ 8,123             $21,480
       Gross profit                                   2,797            3,064           3,183               9,316
       Net income (loss)                              1,215             (677)         (1,287)              2,489
       Basic and diluted income (loss) per
         common share                                 $0.03           $(0.02)        $ (0.02)            $  0.03
       ==========================================================================================================


                                                                      2000 Quarter Ended

                                               ------------------------------------------------------------------
                                                      March             June       September             December
       ----------------------------------------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       Revenues                                      $6,489           $7,117          $9,042             $17,483
       Gross profit                                   2,189            2,707           3,311               7,734
       Net income (loss)                             (1,154)            (468)           (524)              2,473
       Basic and diluted income (loss) per
          common share                               $(0.03)          $(0.01)         $(0.01)            $  0.01
       ==========================================================================================================

       Loss per share data for the quarters ended September 30, 2001 and 2000 has been restated from the amounts reported in the third quarter 10-Q filing to properly reflect the shares outstanding as a result of the reverse merger with Discovery Toys.

16.    EMPLOYMENT AGREEMENTS

       In July 2000, Eos entered into a compensation arrangement with Peter A. Lund, its former Chief Executive Officer. The agreement also provided for a discretionary bonus of up to $3.0 million. As a condition to the closing of the acquisition of Discovery Toys, Inc., Eos and Peter A. Lund agreed to amend the compensation arrangement. The amendment accelerated the vesting of the unvested portion of the $3.0 million bonus provided for in the Offer Letter and extended the payment dates of such bonus. Under the amendment, the bonus is payable in three equal annual payments of $1.0 million beginning in July 2003 provided Eos is successful at meeting certain fundraising targets. Otherwise, the bonus is payable in five equal payments of $600,000 beginning in July 2003. Payment of the bonus is automatically accelerated upon Mr. Lund's employment termination, if other than for cause. The entire $3.0 million liability was accrued by Eos on July 18, 2001 as part of the reverse merger with Discovery Toys on that date.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     On December 12, 2001, Regal Greetings and Gifts Corporation entered into an employment agreement with Janice Wadge in relation to her performance of duties as President and Chief Executive Officer. The terms of the contract cover a three-year period at a base salary of approximately $147,000 ($235,000 CDN) per year with pay increases to be set and approved by the Board of Directors of Regal. The Board also will establish an annual bonus plan payable to members of senior management of Regal. The agreement also contemplates participation in a Stock Bonus Plan the terms of which have not been agreed upon as of this date. The agreement also provides for severance of 18 months salary should the employee be terminated without cause, as defined in the agreement.

     On December 12, 2001, Regal Greetings and Gifts Corporation entered into an employment agreement with Kevin Watkinson in relation to his performance of duties as Senior Vice President and Chief Financial Officer. The terms of the contract cover a three-year period at a base salary of approximately $104,000 ($167,000 CDN) per year with pay increases to be set and approved by the Board of Directors of Regal. The Board also will establish an annual bonus plan payable to members of senior management of Regal. The agreement also contemplates participation in a Stock Bonus Plan the terms of which have not been agreed upon as of this date. The agreement also provides for severance of 12 months salary should the employee be terminated without cause, as defined in the agreement.

     Discovery Toys has entered into an employment agreement with Thomas C. Zimmer appointing Mr. Zimmer as President and Chief Operating Officer of Discovery Toys. The term of the agreement expires in January 2003. Under the agreement Mr. Zimmer is entitled to a base compensation of $165,000 per year and to a bonus of up to $50,000 based on Mr. Zimmer and Discovery Toys meeting certain financial and non-financial milestones. In addition, Mr. Zimmer is entitled to certain additional benefits such as a lease allowance for an automobile and reimbursement of certain expenses. In the event, the agreement is terminated by Discovery Toys without cause, Discovery Toys will be required to pay Mr. Zimmer his base compensation for 15 months plus $103,125.

     On January 15, 1999, Discovery Toys entered into an employment agreement with Lane Nemeth appointing Ms. Nemeth as Chairperson of Discovery Toys. The term of the agreement expires in January 2003. Under the agreement Ms. Nemeth is entitled to a base compensation of $300,000 per year and to a bonus of between 50% and 100% of the annual base salary based on Ms. Nemeth and Discovery Toys meeting certain financial and non-financial milestones. In addition, Ms. Nemeth is entitled to certain additional benefits such as allowance for an automobile and reimbursement of certain expenses. In the event the agreement is terminated by Discovery Toys without cause, Ms. Nemeth is entitled to her base compensation for the balance of the stated term of the agreement and to a bonus which shall be pro rated for the year.

17.  EARNINGS PER SHARE

     The following is a reconciliation of the weighted average number of shares used to compute basic and dilutive earnings per share:


     DECEMBER 31,                                      2001             2000            1999
     ---------------------------------------------------------------------------------------
     Basic weighted average common
        Shares outstanding                       45,900,000       38,300,000      39,016,000
     Options and warrants                           107,000                -               -
     ---------------------------------------------------------------------------------------
       Dilutive weighted average common
         Shares outstanding                      46,007,000       38,300,000      39,016,000
     =======================================================================================

     For the year ended December 31, 2001, 3,865,253 options and 3,000,000 warrants were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


18.  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     Presented below are the condensed financial statements of Eos International, Inc. on a stand-alone basis as of December 31, 2001.

                             Eos International, Inc.
                  Condensed Financial Information of Registrant
                             Condensed Balance Sheet


                                                               December 31, 2001
     ---------------------------------------------------------------------------
     ASSETS
     Current assets:
         Cash and cash equivalents                                    $  902,000
         Prepaid expenses and other current assets                         9,000
     ---------------------------------------------------------------------------

     Total current assets                                                911,000

     Property and equipment, net                                          82,000
     Investment in subsidiaries                                        3,443,000
     ---------------------------------------------------------------------------

     TOTAL ASSETS                                                     $4,436,000
     ===========================================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
           Accounts payable                                            $ 286,000
           Accrued liabilities                                           194,000
           Short-term bridge notes, net of discount                    5,542,000
           Redeemable warrants                                           390,000
           Intercompany payables                                         656,000
     ---------------------------------------------------------------------------

     Total current liabilities                                         7,068,000
     Accrued compensation                                              3,000,000
     ---------------------------------------------------------------------------
                                                                      10,068,000
     ---------------------------------------------------------------------------

     COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY (DEFICIT)
           Common stock, $0.01 par value, 100,000,000
             shares authorized and 78,540,494 and 37,814,369
             shares issued at December 31, 2001 and 2000
             (of which 22,408,396 and 0 are held in treasury)            561,000
           Paid-in capital                                                     -
           Distributions in excess of capital                         (7,395,000)
           Retained earnings                                           1,202,000
   -----------------------------------------------------------------------------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (5,632,000)
   -----------------------------------------------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $4,436,000
   =============================================================================

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                             Eos International, Inc.
                  Condensed Financial Information of Registrant
                        Condensed Statement of Operations


                                                                      Year Ended
                                                           December 31, 2001 (1)
--------------------------------------------------------------------------------

OPERATING EXPENSES:
   General and administrative                                    $       886,000

OTHER INCOME (EXPENSE):
   Interest income                                                        12,000
   Interest expense                                                     (198,000)
   Other income (expense), net                                           (31,000)
--------------------------------------------------------------------------------

Total other income (expense)                                            (217,000)
--------------------------------------------------------------------------------

Net loss before equity in income of subsidiaries                      (1,103,000)

Equity in income of subsidiaries, net of tax                           2,843,000
--------------------------------------------------------------------------------

NET INCOME                                                       $     1,740,000
================================================================================

(1) Included in the amounts are the results of operations of Eos
    International, Inc. from July 18, 2001 through December 31, 2001, and equity in income of subsidiaries, net of tax, for the year ended December 31, 2001.

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             Eos International, Inc.
                  Condensed Financial Information of Registrant
                        Condensed Statement of Cash Flows


                                                                                       Year Ended
                                                                                Dec. 31, 2001 (1)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $      1,740,000
    Adjustments to reconcile net loss to net cash provided by operating activities:
         Equity in income of subsidiaries, net of tax                                 (2,843,000)
         Depreciation and amortization                                                    65,000
         Non cash expense for compensation                                                51,000
         Amortization of discount on notes payable                                       158,000
         Changes in:
           Prepaid expenses and other current assets                                      96,000
           Intercompany payables                                                         656,000
           Accounts payable and accrued liabilities                                     (394,000)
           Other                                                                          64,000
---------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                   (407,000)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in subsidiary                                                          (6,500,000)
    Cash acquired through reverse merger                                               1,309,000
---------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (5,191,000)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable                                            6,500,000
---------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                902,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 -
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $        902,000
===================================================================================================

(1) Included in these amounts are the results of operations of Eos International, Inc. from July 18, 2001 through December 31, 2001, and equity in income of subsidiaries, net of tax, for the year ended December 31, 2001.

                                  Exhibit Index
                                  -------------

Exhibit
Number   Description and Method of Filing
------   --------------------------------

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

2.4 Stock Purchase Agreement dated as of July 18, 2001, among the registrant, Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (21)

2.5 Note Exchange Agreement dated as of July 18, 2001, between the registrant and CYL Development Holdings, LLC (21)

3(i).1   Restated Certificate of Incorporation (3)

3(i).2 Certificate of Amendment to Certificate of Incorporation dated June 18, 1987 (4)

3(i).3 Certificate of Amendment to Certificate of Incorporation dated November 17, 1989 (5)

3(i).4 Certificate of Amendment to Certificate of Incorporation filed November 3, 1999 (6)

3(i).5 Certificate of Amendment to Certificate of Incorporation filed December 13, 1999 (7)

3(i).6 Certificate of Amendment to Certificate of Incorporation filed December 31, 2001 (8)

3(ii)    Amended and Restated By-Laws (21)

4.1 Registration Rights Agreement dated as of July 18, 2001, among the registrant and the Discovery Toys, Inc. shareholders named therein (21)

4.2 Termination Agreement dated July 18, 2001, among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (21)

4.3 Registration Rights Agreement among the registrant, DL Holdings, LLC and Weichert Enterprises, LLC (8)

10.1 Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (2) (12)

10.2 Escrow Agreement dated as of May 27, 1999 among the registrant, Debbie Dworkin and State Street Bank and Trust Company (2) (12)

10.3 Repurchase Agreement dated as of May 27, 1999 between the registrant and Debbie Dworkin (2)

10.4 Employment Agreement dated as of May 27, 1999 between the registrant and William Zanker (1)

10.5 Exclusive License and Marketing Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (2) (12)

10.6 Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (2) (12)

10.7 Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

10.8 Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (1)

10.9 Lease for 425 West 15th Street, Floor 3R, New York, New York dated May 21, 1999 between the registrant and CFG/AGSB Chelsea Ninth, LLC (9)

10.10 Distribution Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (10)

10.11 Tax Matters Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (10)

10.12 Assignment and Assumption Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (10)

10.13    1997 Stock Option Plan (11)

10.14    1999 Employee Stock Option Plan (6)

10.15    1999 Outside Directors Stock Option Plan (6)

10.16    1999 Consultants Stock Option Plan (6)

10.17 Content License Agreement dated December 6, 1999 between Yahoo! Inc. and the registrant, as amended (7) (12)

10.18 Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and the registrant (13)

10.19 Offer Letter by and between Peter A. Lund and the registrant dated July 24, 2000 (14)

10.20 Letter agreement regarding registration rights by and between Peter A. Lund and the registrant dated July 24, 2000 (15)

10.21 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000 (16)

10.22 Interactive Services Agreement by and between America Online, Inc. and the registrant dated July 17, 2000 (12) (17)

10.23 Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000 (18)

10.24 Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001 (18)

10.25 Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (18)

10.26 Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and the registrant dated January 23, 2001 (18)

10.27 Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001 (18)

10.28 Grid Time Promissory Note to the Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (20)

10.29 Modification to Peter A. Lund Offer Letter dated July 18, 2001, between the registrant and Peter A. Lund (21)

10.30 Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International Inc. and the registrant (21)

10.31 Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (23)

10.32 Amendment No.1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (23)

10.33 Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001 (23).

10.34 Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (23)

10.35 Employment Agreement dated as of January 15, 1999 between Discovery Toys, Inc. and Lane Nemeth (23)

10.36 Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William S. Walsh and McGuggan LLC (23)

10.37 Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan LLC and Discovery Toys LLC (23)

10.38 Employment Agreement dated as of January 1999 between Discovery Toys, Inc. and Thomas C. Zimmer (23)

10.39 Agreement dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh
         (23)

10.40 Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC (23)

10.41 Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC (23)

10.42 Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and the registrant (23)

10.43 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge (23)

10.44 Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson (23)

10.45 Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (23)

10.46 Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to DL Holdings I, LLC (23)

10.47 Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to Weichert Enterprises, LLC
         (23)

10.48 Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to Weichert Enterprises, LLC (23)

10.49 Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to DL Holdings I, LLC (23)

10.50 Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation (23)

10.51 Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (23)

10.52 Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation (23)

10.53 Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc.
         (23)

10.54 Amended and Restated Unanimous Shareholders Agreement among MDC Corporation Inc., RGG Acquisition Inc, RoyNat Capital Inc., Bank of Montreal Capital Corporation and Regal Greetings & Gifts
         Corporation, as amended thereafter (8)

10.55 Demand Note to The Bank of Nova Scotia for $13,000,000 (CAD) dated December 12, 2001 (8)

10.56 Agreement re: Operating Credit Line between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

10.57 Agreement for Commercial Letter of Credit between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

10.58 Priorities Agreement among The Bank of Nova Scotia, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (8)

10.59 General Security Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

10.60 Multi Party Share Pledge Acknowledgement Agreement among RoyNat Capital, The Bank of Nova Scotia, Regal Greetings & Gifts Corporation and RGG Acquisition Inc. (8)

10.61 Assignment of Shares between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

10.62 Assignment between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

10.63 Assignment of Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (8)

10.64    Subordination and Postponement Agreement from MDC Corporation Inc. (8)

10.65 Postponement Agreement to The Bank of Nova Scotia from Primes De Luxe Inc. (8)

10.66    Guarantee to The Bank of Nova Scotia from Primes De Luxe Inc. (8)

10.67 General Security Agreement between Primes De Luxe Inc. and The Bank of Nova Scotia (8)

10.68 Hypothec on Movable Property between The Bank of Nova Scotia and Primes De Luxe Inc (8)

10.69    Assignment between Primes De Luxe Inc. and The Bank of Nova Scotia (8)

10.70    Guarantee to The Bank of Nova Scotia from MDC Regal Inc. (8)

10.71 General Security Agreement between MDC Regal Inc. and The Bank of Nova Scotia (8)

10.72 Hypothec on Movable Property between The Bank of Nova Scotia and MDC Regal Inc. (8)

10.73    Assignment between MDC Regal Inc. and The Bank of Nova Scotia (8)

10.74 Assignment of Shares between RGG Acquisition Inc. and The Bank of Nova Scotia (8)

10.75 Letter Agreement between the registrant and Hearst-Argyle Television, Inc. (8)

16.1     Letter, dated December 13, 1999, of Richard A. Eisner & Company, LLP
         (19)

16.2     Letter, dated November 12, 2001, of KPMG LLP (22)

16.3     Letter, dated January 3, 2002, of Comyns, Smith, McCleary LLP (24)

21       Subsidiaries of the Registrant (8)

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

(8) Filed herewith

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

(18) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(19) Incorporated by reference to Exhibit 16 to the registrant's Form 8-K/A dated December 3, 1999 and filed with the Securities Exchange Commission on December 15, 1999.

(20) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(21) Incorporated by reference to the registrant's Form 8-K dated July 18, 2001 and filed with the Securities Exchange Commission on August 1, 2001.

(22) Incorporated by reference to the registrant's Form 8-K dated November 6, 2001 and filed with the Securities Exchange Commission on November 13, 2001.

(23) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(24) Incorporated by reference to the registrant's Form 8-K/A dated July 18, 2001 and filed with the Securities Exchange Commission on January 3, 2002.