Form 10-Q
period 2002-03-31
EOS INTERNATIONAL INC
filed 2002-05-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

[  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002

or

[     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...... to ......

Commission File Number     0-15586

Eos International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	No. 52-1373960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Seventh Avenue, 13th Floor
New York, New York 10106
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (212) 887-6869

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  X  ]   No  [    ]

           As of May 9, 2002, the registrant had outstanding 56,132,098 shares of common stock.

EOS INTERNATIONAL, INC. Form 10-Q TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2002 and 2001 (unaudited)	2

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)	3

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2002 and 2001 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II.	OTHER INFORMATION	18

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	18

SIGNATURES	19

1

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Eos International, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 3,207,000	$ 10,782,000
Accounts receivable, net	751,000	1,336,000
Inventory	14,701,000	14,213,000
Prepaid expenses and other current assets	3,356,000	2,793,000
Deferred tax assets	177,000	177,000

Total current assets	22,192,000	29,301,000

Property and equipment, net	4,251,000	4,616,000
Goodwill	5,615,000	5,488,000
Deferred tax assets	452,000	452,000
Customer list, net	2,784,000	3,100,000
Other non-current assets	51,000	51,000

Total assets	$ 35,345,000	$ 43,008,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$ 2,533,000	$ 4,820,000
Accrued liabilities	5,983,000	8,927,000
Lines of credit	127,000	--
Short-term bridge notes, net of discount	6,379,000	5,542,000
Redeemable warrants	390,000	390,000
Current maturities of notes payable	1,254,000	1,253,000

Total current liabilities	16,666,000	20,932,000
Accrued compensation	3,000,000	3,000,000
Notes payable, less current maturities	16,232,000	15,891,000
Negative goodwill	--	3,674,000
Redeemable warrants	977,000	977,000
Minority interest	4,133,000	4,280,000

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, 100,000,000
shares authorized and
78,540,494 shares issued at March 31, 2002 and December 31, 2001
(of which 22,408,396 are held in treasury)	561,000	561,000

Preferred stock, $0.01 par, 1,000,000 shares
authorized and 0 shares issued at March 31, 2002
and December 31, 2001	--	--

Distributions in excess of capital	(7,395,000)	(7,395,000)
Retained earnings	1,273,000	1,202,000
Cumulative translation adjustment	(102,000)	(114,000)

Total Stockholders’ Equity (Deficit)	(5,663,000)	(5,746,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 35,343,000	$ 43,008,000

See accompanying notes to financial statements.

Eos International, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Sales	$ 16,723,000	$ 7,029,000
Cost of sales	9,245,000	4,232,000

Gross profit	7,478,000	2,797,000

Operating Expenses:
Sales and marketing	4,977,000	1,346,000
General and administrative	4,908,000	2,446,000
Amortization of negative goodwill	--	(131,000)

Operating loss	(2,407,000)	(864,000)

Other Income (Expense):
Interest income	29,000	100,000
Interest expense	(1,696,000)	(143,000)
Other income (expense), net	20,000	2,122,000

Total other income (expense)	(1,647,000)	2,079,000

Income (Loss) Before Income Taxes	(4,054,000)	1,215,000
Income tax benefit	(311,000)	--

Income (Loss) before minority interest and cumulative
effect of change in accounting principle	(3,743,000)	1,215,000
Minority interest	140,000	--

Income (Loss) before cumulative effect of change in
accounting principle	(3,603,000)	1,215,000
Cumulative effect of change in accounting principle	3,674,000

Net Income	$ 71,000	$ 1,215,000

Basic and Diluted Earnings (Loss) Per Common Share
Before Cumulative Effect of Change in Accounting Principle	$ (0.06)	$ 0.03

Cumulative Effect of Change in Accounting Principle	$ 0.06	--

Basic and Diluted Earnings Per Common Share	$ --	$ 0.03

Weighted Average Shares Used in Computation of
Earnings Per Share:

Basic and Diluted	56,100,000	37,814,000

See accompanying notes to consolidated financial statements.

Eos International, Inc. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Shares	Common Stock	Distributions In Excess Of Capital	Retained Earnings	Cumulative Translation Adjustment	Total

Balance at
January 1, 2002	56,132,098	$561,000	($7,395,000)	$1,202,000	($ 114,000)	($5,746,000)

Comprehensive income:
Net income	--	--	--	71,000	--	71,000
Translation gain	--	--	--	--	12,000	12,000

Total comprehensive income	--	--	--	71,000	12,000	83,000

Balance at
March 31, 2002	56,132,098	$561,000	($7,395,000)	$1,273,000	($ 102,000)	($5,663,000)

See accompanying notes to consolidated financial statements.

Eos International, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Cash Flows From Operating Activities:
Net income	$ 71,000	$ 1,215,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	705,000	108,000
Provision for doubtful accounts	69,000	43,000
Amortization of discount on notes payable	935,000	44,000
Amortization of negative goodwill	--	(131,000)
Cumulative effect of a change in accounting principle	(3,674,000)	--
Loss attributable to minority interest	(140,000)	--
Changes in:
Accounts receivable	515,000	(371,000)
Inventory, net	(483,000)	(348,000)
Prepaid expenses and other current assets	(561,000)	(523,000)
Accounts payable and accrued liabilities	(5,112,000)	(2,529,000)
Deferred revenues	--	(1,681,000)

Net cash used in operating activities	(7,675,000)	(4,173,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(21,000)	(94,000)

Net cash used in investing activities	(21,000)	(94,000)

Cash Flows From Financing Activities:
Increase in line of credit	127,000	--

Net cash provided by financing activities	127,000	--

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(6,000)	--

Net Decrease in Cash and Cash Equivalents	(7,575,000)	(4,267,000)
Cash and Cash Equivalents at Beginning of Period	10,782,000	10,927,000

Cash and Cash Equivalents at End of Period	$ 3,207,000	$ 6,660,000

Supplemental Disclosures
Cash paid during the year for:
Interest	$ 317,000	$ 59,000
Income taxes	$ 1,600	$ --

See accompanying notes to financial statements.

EOS International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of Eos International, Inc., formerly dreamlife, inc., a Delaware corporation (“Eos” or the “Company”), which include the accounts of Discovery Toys, Inc. (“Discovery Toys”) for all periods, and Regal Greetings and Gifts, Inc. (“Regal”) and Eos for the three months ended March 31, 2002, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for Quarterly reports on Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in Eos’ Form 10-K filed with the SEC on April 10, 2002. Information with respect to March 31, 2002 and 2001 is unaudited.

In December 2001, Eos changed its name from dreamlife, inc. Unless otherwise noted, all references to Eos and the Company include the business of EOS conducted under its former name (dreamlife, inc.) and its current subsidiaries, including Discovery Toys and Regal.

On July 18, 2001, Eos consummated a reverse merger with Discovery Toys by which EOS acquired all of the outstanding capital stock of Discovery Toys. Discovery Toys operates as a wholly owned subsidiary of Eos.

On December 14, 2001, Eos purchased 85% of the assets of the Regal Greetings and Gifts division of MDC Corporation, Inc. (“MDC”), an Ontario Corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). The Regal business consists of all the tangible assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory and prepaid expenses as well as the customer list intangible and goodwill. This acquisition was accounted for as a purchase.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included consisting only of normal recurring accruals. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Regal uses forward currency exchange contracts to minimize the adverse impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances. The Company has not designated any of these derivatives as hedges.

2.      LIQUIDITY

The Company’s operations are constrained by an insufficient amount of working capital. At March 31, 2002, the Company has working capital of $5,526,000. The Company has experienced negative cash flows and net operating losses for the three months ended March 31, 2002. Due to the seasonal nature of the Company’s business, the Company expects to generate positive operating cash flows during the fourth quarter of 2002. However, there can be no assurances that future income will be sufficient to fund future operations. Eos has short term notes in the amount of $3.0 million payable to Weichert Enterprises, LLC and $3.5 million payable to DL Holdings I, LLC plus accrued interest which become due May 15, 2002. The Company must raise sufficient capital or arrange additional financing terms by May 15, 2002 to satisfy these obligations. The Company has restrictions from lenders and certain note holders of its subsidiaries that limit advances that Discovery Toys and Regal may make to Eos to cover its corporate overhead and operating expenses. There can be no assurance that operating cash flows generated from future sales will be sufficient to fund the Company’s operations. There can be no assurance that additional financing will be available to the Company to fund its operations. For these reasons, there is uncertainty as to whether the Company can continue as a going concern beyond May 15, 2002. The Company’s independent auditors indicated that substantial doubt exists as to the Company’s ability to continue to operate as a going concern in their report included in the Company’s 2001 Annual Report filed on Form 10-K.

Discovery Toys current projections indicate it will need a relaxation of the borrowing requirements from its primary lender in excess of $1.0 million from July through October of 2002. On April 26, 2002, Discovery Toys entered into an amendment of its loan agreement with its primary lender, PNC Bank (“PNC”), that allows relaxation of its borrowing requirements from July 1, 2002 until November 30, 2002. The modification eases the borrowing base restrictions by $600,000 in July 2002, by $1 million in August 2002, $1,250,000 in September and October 2002, and $700,000 in November 2002. PNC also permitted Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $250,000 until June 30, 2002 and an additional $150,000 during the remainder of 2002 for $400,000 in total during the year.

Regal has significant interest bearing obligations incurred in connection with its purchase. Current operating projections indicate that Regal will fully utilize its operating line of credit during 2002. There can be no assurances that Regal will not be required to request relaxation of its borrowing base requirements from its primary lender on its line of credit during the next 12 months or that, if requested, its lender will agree to a relaxation of the borrowing base requirements.

Failure to negotiate satisfactory agreements with its lenders to meet Eos operating cost requirements and seasonal financing requirements of Discovery Toys and Regal or the failure to secure additional financing or sources of capital to meet its corporate overhead expenses and the repayment of the short term notes could result in the cessation of operations, an involuntary bankruptcy of Eos, or an involuntary bankruptcy of one or more of its subsidiaries.

In connection with the issuance of short-term notes in December 2001, the Company issued warrants to purchase an aggregate of 2,600,000 shares of the Company’s common stock to the short-term noteholders. As Eos’ short-term notes were not repaid by their original maturity date of April 13, 2002, Eos will incur $390,000 of expense associated with an increase in the price at which the holders may sell or put their warrants back to Eos during the secod quarter of 2002. If the Company does not repay its short-term notes by May 15, 2002, current agreements call for the Company incur additional expense associated with an increase in the price at which the Company may call the note holders’warrants and the note holders may put their warrants back to the Company. If the Company does not repay these short-term notes and is unable to exercise its call option and repurchase the warrants issued to the note holders by May 15, 2002, the Company will incur an additional $390,000 of expense associated with an increase in the redemption value of the warrants. If the Company is unable to exercise its call option and purchase the warrants issued to the note holders by August 14, 2002, the Company will incur an additional $1,170,000 of expense associated with an increase in the redemption value of the warrants.

Failure of the Company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. Such a failure could constitute a constructive termination, which would require payment of Mr. Lund’s deferred compensation in the amount of $3.0 million. The Company would currently be unable to satisfy this obligation. This could cause Eos to cease operations or result in an involuntary bankruptcy.

Discussions have commenced with the primary lenders of Regal to attempt to permit Regal to fund additional corporate overhead incurred by Eos. This concession would be similar to the one negotiated for Discovery Toys. There can be no assurance that a final agreement will be reached on these amendments to the current loan arrangements.

Management is actively pursuing new sources of financing, which may include additional sales of the Company’s securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to the Company, if at all.

3.      SHARES OUTSTANDING AND EARNINGS PER SHARE

All share data has been retroactively restated based on the share exchange rate implicit in the Discovery Toys transaction of approximately 80 shares of Eos common stock for each share of Discovery Toys common stock outstanding. The weighted-average number of shares outstanding for the three month periods ended March 31, 2002 and 2001 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding. For the purposes of computing diluted net income per share, weighted average common share equivalents do not include 3,990,000 stock options and 3,200,000 warrants for the periods presented because the effect would be antidilutive.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Eos adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS 142, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, Eos has recorded a benefit of approximately $3.7 million in the first quarter of 2002 resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal Greetings and Gifts on December 14, 2001. In compliance with the adoption of SFAS No. 142 this goodwill will be tested for impairment during the second quarter of 2002.

The following reflects the impact that SFAS No. 142 would have had on prior year net income and earnings per common share if adopted in 2001:

                                                        Months Ended March 31,
                                                        ----------------------

                                                   2002                      2001
                                                   ----                      ----
                                               (unaudited)               (unaudited)
                                               -----------               -----------

Reported net income                              $     71,000                $  1,215,000
   Cease negative goodwill amortization            (3,674,000)                   (131,000)
                                                 ------------                ------------
Adjusted net income                                (3,603,000)               $  1,084,000
                                                 ============                ============

Reported earnings per common share - Basic       $       0.00                $       0.03
   Cease negative goodwill amortization                 (0.06)                          -
                                                 ------------                ------------
Adjusted earning per common share - Basic               (0.06)               $       0.03
                                                 =============               ============

Reported earnings per common share - Diluted     $       0.00                $       0.03
   Cease negative goodwill amortization                 (0.06)                          -
                                                 ------------                ------------
Adjusted earning per common share - Diluted      $      (0.06)               $       0.03
                                                 =============               ============

The Company assesses goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. The Company plans to test the valuation of its long-lived assets, including its intangibles, in the second quarter of 2002. Long-lived assets, including intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows.

The useful lives of other amortizable intangibles are evaluated periodically, and subsequent to impairment review, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue for the foreseeable future, a useful life would be assigned.

In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. Implementation of this standard did not have a significant effect on its results of operations or financial condition.

5.     BALANCE SHEET COMPONENTS

Inventory consists of the following:

                                   March 31,            December 31,
                                      2002                   2001
                                  (unaudited)
                                  -----------           -------------

 Finished goods                   $13,996,000           $13,752,000
 Work in process                      132,000                78,000
 Supplies                             573,000               383,000
                                  -----------           -----------
 Net Inventory                    $14,701,000           $14,213,000
                                  -----------           -----------

The customer list consists of the following:

March 31, 2002 (unaudited)

Customer list	$ 3,100,000
Less: Accumulated amortization	(316,000)

$ 2,784,000

Estimated aggregate amortization expense, inclusive of amortization recorded during the three months ended March 31, 2002, is as follows:

Year ending December 31,	(unaudited)

2002	$1,270,000
2003	886,000
2004	533,000
2005	293,000
2006	118,000

$3,100,000

Other accrued liabilities consist of the following:

	March 31, 2002 (unaudited)	December 31, 2001

Accrued compensation - sales consultants	$ 927,000	$1,376,000
Accrued compensation and related expenses	1,350,000	1,835,000
Sales and use taxes payable	570,000	1,384,000
Accrued payables - inventory in transit	341,000	1,374,000

Other	2,795,000	2,958,000

	$5,983,000	$8,927,000

6.     BORROWING ARRANGEMENTS

Short-term bridge notes, issued by Eos in connection with the purchase of Regal, had been due on April 13, 2002 in the aggregate amount of $6.5 million to Weichert Enterprises, LLC and DL Holdings I, L.L.C. CYL Development Holdings, LLC, a principal stockholder of Eos, is a non-voting member of DL Holdings I, L.L.C. In connection with the notes, Eos issued warrants to acquire 2,600,000 shares of its common stock for $2.95 per share, subject to certain terms and conditions, with an initial put priced at $0.15 per share. After April 13, 2002, the put price would have increased to $0.45 per underlying share. On April 15, 2002, Eos entered into agreements with the holders to extend the maturity dates of the notes to May 15, 2002 and to lower the put price on the warrants to $0.30 per underlying share through May 16, 2002. The agreements also modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average cash price paid for each share of common stock sold by Eos from April 15, 2002 to May 15, 2002.

7.      EQUITY TRANSACTIONS

The Company has not issued, repurchased, redeemed or paid dividends on its common stock in the quarters ended March 31, 2002 and March 31, 2001.

8.     FOREIGN CURRENCY EXCHANGE CONTRACTS

Pursuant to a credit agreement with the Bank of Nova Scotia, Regal entered into forward currency exchange contracts to buy U.S. dollars with a nominal value of $3,550,000 as of March 31, 2002. The fair value of these contracts was $12,000 at March 31, 2002 and is included in other current assets on the consolidated balance sheet. Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances. The Company has included $12,000 in other income attributable to changes in the fair value of its forward currency exchange contracts for the three months ended March 31, 2002.

9.     SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management the entities operating results are categorized into three segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. Overhead costs associated with the Company’s Eos shell are characterized as “Corporate.”  Prior to July 2001, the Company only operated through its Discovery Toys segment.

First Quarter 2002	Discovery Toys, Inc.	Regal Greetings & Gifts	Corporate	Total

Revenues	$ 6,568,000	$ 10,155,000	$ --	$ 16,723,000
Income (loss) before income taxes,
minority interest and cumulative
effect of change in accounting
principle	(1,422,000)	(1,205,000)	(1,427,000)	(4,054,000)

Net income (loss)	2,250,000	(752,000)	(1,427,000)	71,000

Total assets, excluding inter-company	7,192,000	28,067,000	86,000	35,345,000

10.     RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2002, pursuant to management consulting service agreements with three separate firms, which have ownership interests in the Company or its subsidiaries, the Company incurred expenses totaling $185,000.

11.     MERCHANDISING AND PROMOTION AGREEMENT

The Company entered into a merchandising and promotion agreement effective November 1, 1999 with a prominent internet retailer. The original term of the agreement was 62 months. The Company received payments of $1,000,000 in 1999 and $1,500,000 in 2000 per the terms of the agreement. Due to financial difficulties faced by the internet retailer, the Company did not receive a payment of $500,000 due in November 2000 under this agreement. Subject to the terms of the agreement, the contract is in default. The Company was recognizing revenue under the agreement on a pro rata basis over the remaining life of the agreement from the dates the individual payments were received. Due to the default of the agreement, the Company recognized the remaining $2,074,000 of deferred revenue as other income during the quarter ended March 31, 2001. The Company has no continuing involvement under the agreement.

12.     SUBSEQUENT EVENTS

On April 26, 2002, Discovery Toys amended its line of credit agreement with PNC to allow relaxed borrowing requirements from July 1, 2002 until November 30, 2002 to assist in meeting its seasonal operating cash requirements. The agreement also allows corporate overhead charges incurred by the Eos parent company to be funded by payments from Discovery Toys up to $400,000 in 2002.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the 10-Q expectations, beliefs, intentions or strategies regarding the future. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions and the uncertainty of the Company’s ability to meet its loan commitments and covenants, recruit and maintain its independent sales force, and continue to identify, develop and provide marketable consumer products. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in our 2001 Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

The following discussion and analysis refers to Eos International, Inc., formerly “dreamlife, Inc.,” a Delaware corporation, and all of its operating divisions and subsidiaries (collectively referred to as “Eos” or the “Company”), including Discovery Toys, Inc. (“Discovery Toys”) and Regal Greetings and Gifts, Inc. (“Regal”).

The accompanying consolidated financial statements of Eos include the accounts of Discovery Toys for all periods, and Regal and Eos for the three months ended March 31, 2002, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for Quarterly reports on Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in Eos’Form 10-K filed with the SEC on April 10, 2002.

EOS, the parent company, is a holding company generating no revenues independent of amounts received from its subsidiaries.

Discovery Toys is a multi-level marketer of approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants (“ECs”) in the United States and Canada. Lane Nemeth, a former daycare director, who recognized the need for high quality educational toys in the market place, founded Discovery Toys in 1978. Discovery Toys’principal offices are located in Livermore, California, and its geographic markets primarily encompass the United States and Canada.

Regal is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers. Regal sells its products through a network of independent sales representatives who in turn sell the merchandise to friends, family, neighbors and co-workers. Regal also sells merchandise via its Website, and its 43 representative service centers (“RSCs”) located throughout Canada. Regal’s products include a flagship line of greeting cards and gift-wrap, the majority of which are printed in Canada, as well as innovative household and giftware items. Regal produces five major catalogues per year for use by its sales representatives. Regal markets up to 3,300 items in a given sales period, the majority of which are from independent trading agents selling products on behalf of Asian-based manufacturers. In total, Regal’s inventory includes more than 7,400 stock keeping units (“SKUs”), with prices ranging from per item $1.25 to $53.12 (approximately $2 to $85 CDN (Canadian dollars)). Approximately 10% of the product line may be selected for customer personalization. Regal’s success has been fueled by a number of key factors including high brand name recognition, a loyal and geographically dispersed direct-selling force, a broad range of merchandise offered at affordable prices, colorful and descriptive catalogues, conveniently located retail sales centers, efficient ordering processes and high customer satisfaction.

In December 2001, Eos changed its name from dreamlife, inc. Unless otherwise noted, all references to Eos and the Company include the business conducted by EOS in its former name (dreamlife, inc.) and its current subsidiaries, including Discovery Toys and Regal.

Recent Developments

Short-term bridge notes, issued by Eos in connection with the purchase of Regal, had been due on April 13, 2002 in the aggregate amount of $6.5 million to Weichert Enterprises, LLC and DL Holdings I, L.L.C. CYL Development Holdings, LLC, a principal stockholder of Eos, is a non-voting member of DL Holdings I, L.L.C. In connection with the notes, Eos issued warrants to acquire 2,600,000 shares of its common stock for $2.95 per share, subject to certain terms and conditions, with an initial put priced at $0.15 per share. After April 13, 2002, the put price would have increased to $0.45 per underlying share. On April 15, 2002, Eos entered into agreements with the holders to extend the maturity dates of the notes to May 15, 2002 and to lower the put price on the warrants to $0.30 per underlying share through May 16, 2002. The agreements also modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average cash price paid for each share of common stock sold by Eos between April 15, 2002 and May 15, 2002.

Management negotiated with PNC Bank (“PNC”), the primary lender of Discovery Toys, to allow additional payments for overhead charges incurred by Eos (parent company). On April 26, 2002, PNC approved $400,000 in corporate overhead fees to be funded by payments from Discovery Toys to Eos during 2002. Final agreements allow up to $250,000 to be paid by Discovery Toys before the period ending June 30, 2002, and an additional $150,000 to be paid from July 1, 2002, until December 31, 2002. The agreement negotiated also anticipates the amount of additional credit required for Discovery Toys to meet its seasonal operating credit line requirements. There can be no assurance that this agreement will be sufficient to allow Eos or Discovery Toys to meet their operating cash requirements.

Discussions have commenced with the primary lenders of Regal to attempt to negotiate additional corporate overhead charges to be billed to Regal similar to those being negotiated for Discovery Toys. There can be no assurance that a final agreement will be reached on these amendments to the current loan arrangements.

Management is also actively pursuing new sources of financing which may include additional sales of the Company’s securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to the Company, if at all.

Results of Operations

Net Revenues –Revenues for the three months ended March 31, 2002 and March 31, 2001 were $16,723,000 and $7,029,000, respectively. The increase over the prior year is due to the acquisition of Regal, partially offset by a slight decline in Discovery Toys revenue for the period.

Discovery Toys sales of $6.6 million in the quarter ended March 31, 2002 declined $460,000 compared to $7.1 million in the quarter ended March 31, 2001 mostly due to a 10.4% decline in the number of product orders. This decline was partially offset by a gain in sales of New Educational Consultant Kits of $102,000. Average sales value of product orders received was unchanged for the quarters compared.

The gain in sales in the first quarter of 2002 as compared to the first quarter of 2001 in New Educational Consultant Kits sold reflects a 7.1% increase in new sales representatives recruited while the decline in order count represents a decline in activity for the sales force overall. Both new and existing products showed slight declines from the prior year’s quarterly results.

For the first quarter of 2001, the accompanying financial statements do not include Regal’s revenue, since Regal was not acquired until December 2001. Regal’s revenues of $10.2 million for the first quarter of 2002 consisted of $9.5 million in card, gift and other product sales and $0.4 million in shipping revenue and $0.3 million in catalog and other sales. Regal’s revenue for the quarter ended March 31, 2002 was $10.2 million compared, on a pro forma basis, to $10.8 million for the quarter ended March 31, 2001, with $0.4 million of the decline due to an unfavorable exchange rate versus the Canadian dollar and $0.2 million of the decline related to lower product sales in the same period of 2001.

Cost of Sales and Gross Margin – Total cost of sales increased to $9,245,000 in the quarter ended March 31, 2002 from $4,232,000 in the quarter ended March 31, 2001. This increase over the prior year is due to the acquisition of Regal, offset slightly by a small decline in Discovery Toys cost of goods sold for the period. Gross Margin percentages in the quarter ended March 31, 2002 improved by 4.9 percentage points, from 39.8% to 44.7%, compared to the quarter ended March 31, 2001 because of the favorable gross profit mix from the inclusion of the Regal business. Discovery Toys margin declined from 39.8% in the quarter ended March 31, 2001 to 36.2% in the quarter ended March 31, 2002 mostly due to increased freight costs as percent of freight revenue.

Sales and Marketing Expenses –Sales and marketing costs for the quarter ended March 31, 2002 were $4,977,000, compared to $1,346,000 for the quarter ended March 31, 2001. The increase was primarily due to additional payroll and benefits costs of $1,343,000 and advertising costs of $1,221,000 related to Regal. Other increases included sales center operating costs related to marketing and selling the Regal product lines acquired in December of 2001.

General and Administrative Expenses–General and administrative expenses increased to $4,908,000 in the quarter ended March 31, 2002 from $2,446,000 in the quarter ended March 31, 2001. Additional expenses were largely related to corporate overhead costs associated with Eos in the amount of $380,000 and normal G&A expenses related to the Regal business of $2,250,000 that consist primarily of payroll and benefits of $1,227,000 and depreciation and amortization expenses of $565,000. We expect to continue to incur higher administrative costs due to Eos overhead, associated with the Company’s status as an SEC registrant and its acquisition efforts. Normal general and administrative costs associated with the Regal business will also continue.

Amortization of Negative Goodwill —Negative Goodwill represents the excess of the fair value of the net assets over the purchase price resulting from the acquisition of Discovery Toys in January 1999. The Company was amortizing negative goodwill over a ten-year period using the straight-line method. The Company recognized $131,000 of income during the first quarter of 2001 in relation to this amortization. Due to adoption of SFAS No. 142 as of January 1, 2002, no such entry was made in the first quarter of 2002. See cumulative effect of change in accounting principle discussed below.

Operating Loss –The Company recorded an operating loss of $2,407,000 in the first quarter of 2002 compared to an operating loss of $864,000 for the same period in the prior year. Both Discovery Toys and Regal operate highly seasonal businesses, which generate a large portion of their revenue in the fourth quarter. Discovery Toys’loss in the quarter ended March 31, 2002 was $405,000 higher than in the quarter ended March 31, 2001 due to the revenue decline previously discussed and the absence of amortization of negative goodwill of $131,000 in the quarter ended March 31, 2002. Regal’s operating loss of $758,000 in the quarter ended March 31, 2002 reflects the normal seasonality in its markets. Although Regal’s gross margin percent improved and operating expenses declined compared to the quarter ended March 31, 2001, seasonally reduced revenues resulted in a slightly larger operating loss of $613,000 on a pro formabasis in the quarter ended March 31, 2001. Additional corporate overhead costs from Eos of $380,000 also contributed to the total operating loss.

Interest Expense and Interest Income–Interest expense, net of interest income, for the first quarter of 2002 was $1,667,000 compared to net interest expense of $43,000 for the same quarter of 2001. The increase in net interest expense is partially due to lower cash and cash equivalent balances, but primarily due to interest of $1,515,000 incurred during the quarter ended March 31, 2002, on notes used to finance the Regal acquisition.

Other Income (Expense)–Other income for the first quarter 2002 was $20,000 compared to $2,122,000 for the same period in 2001 when other income was primarily attributable to the recognition of the remaining $2,074,000 of unearned revenue due from a sales and merchandising agreement between Discovery Toys and a prominent internet retailer. A default by the internet retailer terminated the merchandising and promotion agreement with the Company.

Provision for Income Taxes –Provision for taxes was a credit of $311,000 for the first quarter of 2002; no provision was made for the first quarter of 2001. The credits in 2002 resulted from pretax losses at Regal, which was acquired in mid-December 2001. Regal expects to have sufficient taxable income for 2002 to apply such credits.

Cumulative Effect of a Change in Accounting Principle —In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, the remaining unamortized negative goodwill has been written off as the cumulative effect of a change in accounting principle. As a result, the Company has recorded a benefit of approximately $3.7 million in the first quarter of 2002 from the write-off of negative goodwill. The Company does not believe there will be any additional impact from the implementation of these standards on the Company’s financial statements.

Net Income and Earnings Per Share

Net Income for the first quarter of 2002 of $71,000 was $1,144,000 less then the $1,215,000 reported for the first quarter of 2001. The first quarter of 2001 was impacted positively by the inclusion of $2,074,000 from the recognition of other income from the termination of an internet retailer sales and marketing agreement and recording the remaining deferred income resulting from the agreement.

While the first quarter of 2002 was impacted positively by the recognition of an accounting change that increased income by $3,674,000, this income was offset by the additional net loss generated by inclusion of Regal’s results, mostly due to the seasonality of its business and the increase in interest expense associated with its acquisition. Additional corporate overhead expenses of the Eos parent also had a negative impact of $380,000 on the consolidated reported results. Additional interest expense of $1,515,000 incurred as a result of financing obtained to acquire Regal contributed to the negative impact as well. Basic earnings per share were $0.00 for the first quarter of 2002 compared to $0.03 for the first quarter of 2001. The first quarter 2002 results reflect the near break even net income reported. Shares outstanding increased to 56,132,000 outstanding for the first quarter of 2002 from 37,814,000 outstanding for the first quarter of 2001, mainly as a result of the reverse merger during 2001 between Eos and Discovery Toys.

Liquidity and Capital Resources

During the three-month period ended March 2002, the Company used approximately $7.7 million of cash in operating activities, primarily due to operating losses incurred during the period and payment of prior quarters inventory and sales consultant compensation liabilities and the impact of seasonality on the business where it historically incurs operating losses during the first three quarters of each year.

At March 31, 2002, the Company had working capital of approximately $5.5 million, compared to $8.4 million at December 31, 2001. Working capital was negatively impacted by the use of cash to support operating losses for the quarter and the accrual of interest expenses on short-term borrowings.

Eos must raise additional capital to continue to successfully execute its new strategy as a holding company for consumer products companies. Both Discovery Toys and Regal are highly seasonal businesses that may require additional borrowings from their respective primary lenders to meet seasonal operating cash requirements through at least the third quarter of 2002.

The Company’s operations are constrained by an insufficient amount of working capital. At March 31, 2002, the Company had working capital of $5,526,000. Further, the Company has experienced negative cash flows and net operating losses for the three months ended March 31, 2002. Due to the seasonal nature of the Company’s business, Eos expects to generate positive operating cash flows during the fourth quarter of 2002. However, there can be no assurances that future income will be sufficient to fund future operations. Eos has short term notes in the amount of $3.0 million payable to Weichert Enterprises, LLC and $3.5 million payable to DL Holdings I, LLC plus accrued interest which become due May 15, 2002. The Company must raise sufficient capital or arrange additional financing terms by May 15, 2002 to satisfy these obligations. The Company has restrictions from lenders and certain note holders of its subsidiaries that limit advances that Discovery Toys and Regal may make to the Eos entity to cover its corporate overhead and operating expenses. There can be no assurance that operating cash flows generated from future sales will be sufficient to fund the Company’s operations. Further, there can be no assurance that additional financing will be available to the Company to fund its operations. For these reasons, there is uncertainty as to whether the Company can continue as a going concern beyond May 15, 2002. Further, the Company’s independent auditors indicated that substantial doubt exists as to the Company’s ability to continue to operate as a going concern in their report included in the Company’s 2001 Annual Report filed on Form 10-K.

Discovery Toys current projections indicate it will need a relaxation of the borrowing requirements from its primary lender in excess of $1.0 million from July through at least October of 2002. On April 26, 2002 Discovery Toys entered into an amendment of its loan agreement with its primary lender, PNC, that allows relaxation of its borrowing requirements from July 1, 2002 until November 30, 2002. The modification eases the borrowing base restrictions by $600,000 in July 2002, by $1 million in August 2002, $1,250,000 in September and October 2002, and $700,000 in November 2002. PNC also permitted Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $250,000 until June 30, 2002 and an additional $150,000 during the remainder of 2002 for $400,000 in total during the year.

Regal has significant interest bearing obligations incurred in connection with its purchase. Current operating projections indicate that Regal will fully utilize its operating line of credit during 2002. There can be no assurances that Regal will not be required to request relaxation of its borrowing base requirements from its primary lender on its line of credit during the next 12 months or that, if requested, its lender will agree to a relaxation of the borrowing base requirements.

Failure to negotiate satisfactory agreements with its lenders to meet Eos operating cost requirements and seasonal financing requirements of Discovery Toys and Regal or the failure to secure additional financing or sources of capital to meet its corporate overhead expenses and the repayment of the short term notes could result in the cessation of operations, an involuntary bankruptcy of Eos, or an involuntary bankruptcy of one or more of its subsidiaries.

In connection with the issuance of short-term notes in December 2001, the Company issued warrants to purchase an aggregate of 2,600,000 shares of the Company’s common stock to the short-term noteholders. As Eos’ short-term notes were not repaid by their original maturity date of April 13, 2002, Eos will incur $390,000 of expense associated with an increase inthe price at which the holders may sell or put their warrants back to Eos during the second quarter of 2002. If the Company does not repay its short-term notes by May 15, 2002, current agreements call for the Company incur additional expense associated with an increase in the price at which the Company may call the note holders’ warrants and the note holders may put their warrants back to the Company. If the Company does not repay these short-term notes and is unable to exercise its call option and repurchase the warrants issued to the note holders by May 15, 2002, the Company will incur an additional $390,000 of expense associated with an increase in the redemption value of the warrants. If the Company is unable to exercise its call option and purchase the warrants issued to the note holders by August 14, 2002, the Company will incur an additional $1,170,000 of expense associated with an increase in the redemption value of the warrants.

Failure of the Company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. Such a failure could constitute a constructive termination, which would require payment of Mr. Lund’s deferred compensation in the amount of $3.0 million. The Company would currently be unable to satisfy this obligation. This could cause Eos to cease operations or result in an involuntary bankruptcy.

Management negotiated with PNC the primary lender of Discovery Toys to allow additional overhead charges to support the Eos parent. On April 25, 2002 the bank approved $400,000 in corporate overhead fees to be charged to Discovery Toys and paid to Eos during 2002. Final agreements allow up to $250,000 to be charged to Discovery Toys before the period ending June 30, 2002, and an additional $150,000 to be charged from July 1, 2002, until December 31, 2002. The agreement negotiated also anticipates the amount of additional credit required for Discovery Toys to meet its seasonal operating credit line requirements. There can be no assurance that this agreement will be sufficient to allow Eos or Discovery Toys to meet their operating cash requirements.

Discussions have been entered into with the primary lenders of Regal to attempt to negotiate additional corporate overhead charges to be billed to Regal similar to those being negotiated for Discovery Toys. There can be no assurance that a final agreement will be reached on these amendments to the current loan arrangements.

Management is also actively pursuing new sources of financing which may include additional sales of the Company’s securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to the Company, if at all.

ITEM 3.      Quantitative and Qualitative Disclosure about Market Risk

FOREIGN CURRENCY EXCHANGE RISK We use the U.S. dollar as our functional currency, except for our Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. dollar denominated assets and liabilities held by Regal, are re-measured into the Canadian dollar functional currency using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured using average exchange rates in effect during each period. Gains or losses arising from the remeasurement of monetary assets and liabilities are reflected in the Company’s statements of operations in the period they occur. For consolidation purposes, Regal’s financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using monthly rates for revenues and expenses. Gains and losses arising from the translation of assets and liabilities are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders’ equity.

Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. suppliers by our Canadian subsidiary. Currently, approximately 70% of Regal's inventory purchases are denominated in U.S. dollars. At March 31, 2002, current liabilities of $65,000 related to inventory purchases were denominated in U.S. dollars.

Since Regal’s functional currency is the Canadian dollar, changes in the rate of exchange between the Canadian dollar and the U.S. dollar can affect Regal’s reported results of operations in the following two ways:

1)	Gains and losses resulting from the remeasurement of payables denominated in U.S. dollars at period-end exchange rates are recorded in the Company's results of operations

2)	A portion of Regal’s cost of goods sold is denominated in the US dollar, however Regal’s sales are denominated in the Canadian dollar. As a result, a decrease in the value of the Canadian dollar would result in a decrease in the Company’s reported gross margin from sales.

To mitigate these risks, Regal began to use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its non-Canadian balance sheet exposures during the three months ended March 31, 2002. The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company has not designated any of its forward currency exchange contracts as hedges.

At March 31, 2002, Regal had forward currency exchange contracts outstanding with a notional value of $3,550,000 to buy U.S. dollars. The fair value of these contracts on March 31, 2002 of $12,000 has been recorded as an asset on the balance sheet, and the increase in the fair value of its derivative contracts as of March 31, 2002 of $12,000 has been recorded as a component of other income in the statement of operations for the three months ended March 31, 2002.

A hypothetical 10% decrease in the value of the Canadian dollar at March 31, 2002 would have had an adverse impact on our reported results of operations of approximately $7,000 related to the remeasurement of payables denominated in U.S. dollars, net of estimated mitigating effects of forward currency exchange contracts outstanding. This same hypothetical 10% decrease in the value of the Canadian dollar at March 31, 2002 would not have had a significant negative effect on our reported gross margin since the majority of our sales for the three months ended March 31, 2002 were of inventory purchased in earlier periods.

Our forward currency exchange contracts involve counterparty risk. The counterparty to these contracts is the Bank of Nova Scotia, with regard to which we believe that there is no significant default risk involved.

INTEREST RATE RISK.   The Company’s interest rate risk is discussed in Item 7A. of its 2001 Annual Report on Form 10-K, filed with the SEC on April 10, 2002.

PART II.   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Title

10.76	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of April 25, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association.

(b)	Reports on Form 8-K.

        On February 27, 2002, the Company filed with the Commission an amendment to a current report on Form 8-K/A amending the current report on Form 8-K filed by the Company on December 27, 2002 under Item 2 –Acquisition or Disposition of Assets and providing certain financial information under Item 7(a) –Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2002	EOS INTERNATIONAL, INC. By: JACK B. HOOD —————————————— Jack B. Hood (Principal Financial and Accounting Officer)

19

EXHIBIT INDEX

Exhibit No.	Title

10.76	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of April 25, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association.

20