Form 10-Q
period 2002-06-30
EOS INTERNATIONAL INC
filed 2002-08-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

[  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [    ]   No  [  X  ]

           As of August 13, 2002, the registrant had outstanding 56,132,098 shares of common stock.

EOS INTERNATIONAL, INC. Form 10-Q TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)	2

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)	3

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II.	OTHER INFORMATION	19

Item 6.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Eos International, Inc. CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 1,033,000	$ 10,782,000
Accounts receivable, net	740,000	1,336,000
Inventory	18,194,000	14,213,000
Prepaid expenses and other current assets	3,037,000	2,793,000
Deferred tax assets	177,000	177,000

Total current assets	23,181,000	29,301,000
Property and equipment, net	4,133,000	4,616,000
Goodwill	5,907,000	5,488,000
Deferred tax assets	485,000	452,000
Customer list, net	2,595,000	3,100,000
Other non-current assets	101,000	51,000

Total assets	$ 36,402,000	$ 43,008,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$ 3,866,000	$ 4,820,000
Accrued liabilities	6,125,000	8,927,000
Lines of credit	1,307,000	--
Short-term bridge notes, net of discount	6,500,000	5,542,000
Redeemable warrants	1,560,000	390,000
Current maturities of notes payable	5,020,000	1,253,000

Total current liabilities	24,378,000	20,932,000
Accrued compensation	3,000,000	3,000,000
Notes payable, less current maturities	13,213,000	15,891,000
Negative goodwill	--	3,674,000
Redeemable warrants	1,028,000	977,000
Minority interest	4,155,000	4,280,000
Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, 100,000,000
shares authorized and 78,540,494 shares
issued and 56,132,098 outstanding at June 30, 2002
and December 31, 2001, respectively	561,000	561,000

Preferred stock, $0.01 par, 1,000,000 shares
authorized and 0 shares issued and outstanding at
June 30, 2002 and December 31, 2001, respectively	--	--

Distributions in excess of capital	(7,395,000)	(7,395,000)
Retained earnings	(2,704,000)	1,202,000
Cumulative translation adjustment	166,000	(114,000)

Total Stockholders’ Equity (Deficit)	(9,372,000)	(5,746,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 36,402,000	$ 43,008,000

See accompanying notes to financial statements. 1

Eos International, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Sales	$16,779,000	$7,648,000	$33,502,000	$14,677,000
Cost of sales	8,845,000	4,584,000	18,090,000	8,816,000

Gross profit	7,934,000	3,064,000	15,412,000	5,861,000
Operating Expenses:
Sales and marketing	5,112,000	1,303,000	10,089,000	2,649,000
General and administrative	5,358,000	2,261,000	10,266,000	4,707,000
Amortization of negative goodwill	--	(131,000)	--	(262,000)

Operating loss	(2,536,000)	(369,000)	(4,943,000)	(1,233,000)

Other Income (Expense):
Interest income	10,000	62,000	39,000	162,000
Interest expense	(2,225,000)	(311,000)	(3,921,000)	(454,000)
Other income (expense), net	49,000	(66,000)	69,000	2,056,000

Total other income (expense)	(2,166,000)	(315,000)	(3,813,000)	1,764,000

Income (Loss) Before Income Taxes	(4,702,000)	(684,000)	(8,756,000)	531,000
Income tax benefit	(536,000)	(7,000)	(847,000)	(7,000)

Income (Loss) before minority interest and cumulative
effect of change in accounting principle	(4,166,000)	(677,000)	(7,909,000)	538,000
Minority interest	189,000	--	329,000	--

Income (Loss) before cumulative effect of change in
accounting principle	(3,977,000)	(677,000)	(7,580,000)	538,000
Cumulative effect of change in accounting principle	--	--	3,674,000	--

Net Income	$(3,977,000)	(677,000)	$(3,906,000)	$538,000

Basic and Diluted Earnings (Loss) Per Common Share
Before Cumulative Effect of Change in Accounting
Principle	$(0.07)	$(0.02)	(0.14)	$0.01

Cumulative Effect of Change in Accounting Principle	--	--	0.07	--

Basic and Diluted Earnings (Loss) Per Common Share	$(0.07)	$(0.02)	$(0.07)	$0.01

Weighted Average Shares Used in Computation of Earnings Per Share:
Basic and Diluted	56,132,000	37,728,000	56,132,000	37,771,000

See accompanying notes to consolidated financial statements. See accompanying notes to financial statements. 2

Eos International, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Shares	Common Stock	Distributions In Excess Of Capital	Retained Earnings	Cumulative Translation Adjustment	Total

Balance at
January 1, 2002	56,132,098	$561,000	$(7,395,000)	$1,202,000	$(114,000)	$(5,746,000)
Comprehensive income:
Net loss	--	--	--	(3,906,000)	--	(3,906,000)
Translation gain	--	--	--	--	280,000	280,000

Total comprehensive loss (1)	--	--	--	--	--	(3,626,000)

Balance at
June 30, 2002	56,132,098	$561,000	$(7,395,000)	$(2,704,000)	$166,000	$(9,372,000)

See accompanying notes to consolidated financial statements.

(1)	Total comprehensive loss for the three months ended June 30, 2002 and 2001 was $3,709,000 and $677,000 respectively. Total comprehensive income for the six months ended June 30, 2001 was $538,000.

See accompanying notes to financial statements. 3

Eos International, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash Flows From Operating Activities:
Net income (loss)	$(3,906,000)	$538,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,401,000	222,000
Provision for doubtful accounts	89,000	28,000
Amortization of discount on notes payable	1,418,000	173,000
Amortization of negative goodwill	--	(262,000)
Increase in put price of warrants held by bridge lenders	1,170,000	--
Cumulative effect of a change in accounting principle	(3,674,000)	--
Loss attributable to minority interest	(329,000)	--
Other	(8,000)	--
Changes in:
Accounts receivable	526,000	(401,000)
Inventory, net	(3,417,000)	(269,000)
Prepaid expenses and other current assets	(184,000)	(715,000)
Accounts payable and accrued liabilities	(3,880,000)	(2,226,000)
Deferred revenues	--	(1,681,000)

Net cash used in operating activities	(10,794,000)	(4,593,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(87,000)	(136,000)

Net cash used in investing activities	(87,000)	(136,000)

Cash Flows From Financing Activities:
Dividends paid	--	(4,500,000)
Payments on notes payable	(319,000)	--
Repurchase of shares	--	(1,456,000)
Increase in line of credit	1,307,000	303,000

Net cash provided by (used in) financing activities	988,000	(5,653,000)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	144,000	--

Net Decrease in Cash and Cash Equivalents	(9,749,000)	(10,382,000)
Cash and Cash Equivalents at Beginning of Period	10,782,000	10,927,000

Cash and Cash Equivalents at End of Period	$1,033,000	$545,000

Supplemental Disclosures
Cash paid during the period for:
Interest	$648,000	$282,000
Income taxes	$2,000	$6,000

See accompanying notes to financial statements. 4

Eos International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of Eos International, Inc., formerly dreamlife, inc., a Delaware corporation (references to “Eos” refer to Eos International, Inc. alone and references to the “Company” refer to Eos and subsidiaries on a consolidated basis) which include the accounts of Discovery Toys, Inc. (“Discovery Toys”) for all periods, and Regal Greetings and Gifts, Inc. (“Regal”) and Eos for the three and six month periods ended June 30, 2002, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for Quarterly reports on Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, Eos’ unaudited consolidated financial statements reflect all the adjustments considered necessary for a fair presentation of Eos’ financial position. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in Eos’ Form 10-K filed with the SEC on April 10, 2002. Information with respect to the interim periods ended June 30, 2002 and June 30, 2001 is unaudited.

In December 2001, Eos changed its name from dreamlife, inc. to Eos International, Inc. Unless otherwise noted, all references to the Company include the business of Eos conducted under its former name (dreamlife, inc.) and its current subsidiaries, including Discovery Toys and Regal.

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

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Regal uses forward currency exchange contracts to minimize the adverse impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances. The Company has not designated any of these derivatives as hedges.

2.  LIQUIDITY

The Company’s operations are constrained by an insufficient amount of working capital. At June 30, 2002, the Company had negative working capital of $1,197,000. The Company has experienced negative cash flows and net operating losses for the first two quarters of 2002. Due to the seasonal nature of the Company’s business, the Company expects to generate positive operating cash flows during the fourth quarter of 2002. However, there can be no assurances that future income will be sufficient to fund future operations. Eos has short term amended notes in the amount of $3.0 million payable to Weichert Enterprises, LLC (“Weichert”) and $3.5 million payable to DL Holdings I, LLC (“DL Holdings”) plus accrued interest which were to become due August 14, 2002, but which have been extended and will become due September 30, 2002. Eos must raise sufficient capital or arrange additional financing terms by September 30, 2002 to satisfy these obligations, or arrange with its creditors to defer these obligations. The Company is subject to restrictions imposed by lenders and certain note holders of its subsidiaries that limit advances that Discovery Toys and Regal may make to Eos to cover its corporate overhead and operating expenses. There can be no assurance that operating cash flows generated from future sales will be sufficient to fund the Company’s operations. There can be no assurance that additional financing will be available to the Company to fund its operations. For these reasons, there is uncertainty as to whether the Company can continue as a going concern beyond August 31, 2002. The Company’s independent auditors indicated that substantial doubt exists as to the Company’s ability to continue to operate as a going concern in their report included in Eos’ 2001 Annual Report on Form 10-K, filed on April 10, 2002.

In connection with the issuance of short-term notes to Weichert and DL Holdings in December 2001, Eos issued warrants to purchase an aggregate of 2,600,000 shares of Eos common stock to the short-term noteholders. As Eos’ short-term notes were not repaid by their original maturity date of April 13, 2002, Eos incurred $1,170,000 of expense associated with an increase in the price at which the holders may sell or put their warrants back to Eos during the second quarter of 2002. Because Eos did not repay these short-term notes and was unable to exercise its call option and repurchase the warrants issued to the note holders by August 14, 2002, it will incur an additional $390,000 of expense, or a total of $780,000 of expense in the third quarter of 2002, associated with an increase in the redemption value of the warrants following this date.

Discovery Toys’ current projections indicate it will need a relaxation of the borrowing requirements from its primary lender, PNC Bank (“PNC”) in excess of $1.5 million from July through October of 2002. On April 26, 2002, Discovery Toys entered into an amendment of its loan agreement with PNC that permitted Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $250,000 until June 30, 2002 and an additional $150,000 during the remainder of 2002, for $400,000 in total during the year.

In July 2002, Discovery Toys entered into an amendment of its loan agreement with PNC that allows relaxation of its borrowing base requirements (“Overadvances”) from July 1, 2002 until November 30, 2002. The modification eases the borrowing base restrictions by $600,000 in July 2002, $1.5 million in August 2002, $1,750,000 in September and October, and $700,000 in November 2002. This amendment prohibits the payment of management fees payable to certain related parties and advances to Eos, if such payments result in outstanding Overadvances. The amendment also extends the term of Discovery Toys’ line of credit agreement to July 21, 2003.

Regal has significant interest bearing obligations incurred in connection with Eos’ acquisition of Regal. Current operating projections indicate that Regal will fully utilize its operating line of credit during 2002. There can be no assurances that Regal will not be required to request relaxation of its borrowing base requirements from its primary lender on its line of credit during the next 12 months or that, if requested, its lender will agree to a relaxation of the borrowing base requirements.

Failure to negotiate satisfactory agreements with its lenders to meet Eos’ operating cost requirements and seasonal financing requirements of Discovery Toys and Regal, or the failure to secure additional financing or sources of capital to meet its corporate overhead expenses and the repayment of the short term notes, could result in the cessation of operations, or an involuntary bankruptcy of Eos or one or more of its subsidiaries.

Failure by the Company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. With the employment agreement currently in effect, such a failure could constitute a constructive termination, which would require payment of Mr. Lund’s deferred compensation in the amount of $3.0 million. The Company would currently be unable to satisfy this obligation. This could cause Eos to cease operations or result in an involuntary bankruptcy. The Company is currently in negotiations with Mr. Lund regarding changes to his salary and bonus.

Management is actively pursuing new sources of financing, which may include additional sales of Eos’ securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to Eos, if at all.

3.  SHARES OUTSTANDING AND EARNINGS PER SHARE

All share data has been retroactively restated based on the share exchange rate implicit in the July 2001 Discovery Toys transaction of approximately 80 shares of Eos common stock for each share of Discovery Toys common stock outstanding. The weighted-average number of shares outstanding for the six month periods ended June 30, 2002 and 2001 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding. For the purposes of computing diluted net income per share, weighted average common share equivalents do not include 3,940,000 stock options and 3,200,000 warrants for the periods presented because the effect would be antidilutive.

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

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, the Company recorded a benefit of approximately $3.7 million in the first quarter of 2002 resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal on December 14, 2001. In compliance with the adoption of SFAS No. 142, this goodwill was tested for impairment during the second quarter of 2002 and no impairment was noted at that time.

The following reflects the impact that SFAS No. 142 would have had on prior year net income and earnings per common share if adopted in 2001:

	Six Months Ended June 30,

	2002	2001

	(unaudited)	(unaudited)

Reported net income (loss)	$(3,906,000)	$538,000
Cease negative goodwill amortization	(3,674,000)	(262,000)

Adjusted net income (loss)	$(7,580,000)	$276,000

Reported earnings (loss) per common share - Basic	$(0.07)	$0.01
Cease negative goodwill amortization	(0.07)	--

Adjusted earnings (loss) per common share - Basic	$(0.14)	$0.01

Reported earnings (loss) per common share - Diluted	$(0.07)	$0.01
Cease negative goodwill amortization	(0.07)	--

Adjusted earnings (loss) per common share - Diluted	$(0.14)	$0.01

The Company assesses goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. As noted earlier, the Company tested the valuation of its long-lived assets, including its intangibles, in the second quarter of 2002 and no impairment was noted. Long-lived assets, including intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows.

The useful lives of other amortizable intangibles are evaluated periodically, and subsequent to impairment review, to determine whether revision is warranted. If cash flows related to a nonamortizable intangible are not expected to continue for the foreseeable future, a useful life would be assigned.

In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. Implementation of this standard did not have a significant effect on results of operations or financial condition.

5.  ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

6.  BALANCE SHEET COMPONENTS

Inventory consists of the following:

	June 30, 2002 (unaudited)	December 31, 2001

Finished goods	$17,458,000	$13,752,000
Work in process	101,000	78,000
Supplies	635,000	383,000

Net Inventory	$18,194,000	$14,213,000

The customer list consists of the following:

June 30, 2002 (unaudited)

Customer list	$3,263,000
Less: Accumulated amortization	(668,000)

$2,595,000

Estimated aggregate amortization expense, inclusive of amortization recorded during the six months ended June 30, 2002, is as follows:

Year ending December 31,	(unaudited)

2002	$1,433,000
2003	886,000
2004	533,000
2005	293,000
2006	118,000

$3,263,000

Other accrued liabilities consist of the following:

	June 30, 2002 (unaudited)	December 31, 2001

Accrued compensation - sales consultants	$1,168,000	$1,376,000
Accrued compensation and related expenses	1,161,000	1,835,000
Sales and use taxes payable	455,000	1,384,000
Accrued payables - inventory in transit	1,257,000	1,374,000
Other	2,084,000	2,958,000

	$6,125,000	$8,927,000

9

7.   BORROWING ARRANGEMENTS

Eos issued short-term bridge notes in the aggregate principal amount of $6.5 million and with an original maturity date of April 13, 2002 to Weichert and DL Holdings in connection with Eos’ acquisition of Regal. CYL Development Holdings, LLC, a principal stockholder of Eos, is a non-voting member of DL Holdings. In connection with the notes, Eos issued warrants to acquire 2,600,000 shares of its common stock for $2.95 per share, subject to certain terms and conditions. These warrants also contain put rights that allow the warrant holders to sell their warrants back to Eos in exchange for cash. The price at which holders could put their warrants to back to Eos until April 15, 2002 was $0.15 per warrant. The value attributable to this put of $390,000 at December 31, 2001 was classified as a liability as it is settled in cash. During the second quarter 2002, Eos entered into agreements with the holders to extend the maturity dates of the notes to July 15, 2002 and to change the put price. At June 30, 2002 the put price, as amended, was $0.60 per warrant. Accordingly, the Company recorded $1,170,000 of interest expense during the second quarter of 2002 to reflect the increase in the liability to $1,560,000 at June 30, 2002. On July 15, 2002, the Company entered into agreements to extend the maturity date of the notes to August 14, 2002. Under this amendment, the price at which the holders may put the warrants back to Eos is $0.75 per warrant through August 14, 2002, and increases to $0.90 per share thereafter. On August 14, 2002, Eos entered into agreements to extend the maturity date of the notes to September 30, 2002. The agreements also modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average cash price paid for each share of common stock sold by Eos from April 15, 2002 to September 30, 2002.

8.  EQUITY TRANSACTIONS

Eos has not issued, repurchased, redeemed or paid dividends on its common stock in the first two quarters ended June 30, 2002 or in the quarter ended March 31, 2001. Prior to the reverse merger, in the quarter ended June 30, 2001, Discovery Toys repurchased $1,456,000 of common stock from Avon Products, Inc. and paid out cash dividends of $4,500,000.

9.  FOREIGN CURRENCY EXCHANGE CONTRACTS

Pursuant to a credit agreement with the Bank of Nova Scotia, Regal entered into forward currency exchange contracts to buy US dollars with a nominal value of $1,220,000 as of June 30, 2002. The fair value of these contracts was $57,000 at June 30, 2002 and is included in accrued liabilities on the consolidated balance sheet. Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances. The Company has included $69,000 and $57,000 in other expense attributable to changes in the fair value of its forward currency exchange contracts for the three and six months ended June 30, 2002.

10.  SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management, the entities’ operating results are categorized into three segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. Overhead costs, consisting primarily of salaries, and legal and accounting expenses, associated with Eos’ activities as a holding company are characterized as “Corporate.” Prior to July 2001, the Company only operated through its Discovery Toys segment.

Three Months Ended June 30, 2002	Discovery Toys, Inc.	Regal Greetings & Gifts	Corporate	Total

Revenues	$6,888,000	$9,891,000	$--	$16,779,000
Loss before income taxes, minority interest
and cumulative effect of change in accounting
principle	(1,181,000)	(1,841,000)	(1,680,000)	(4,702,000)
Net loss	(1,181,000)	(1,116,000)	(1,680,000)	(3,977,000)
Total assets, excluding inter-company	8,774,000	27,572,000	56,000	36,402,000

10

Six Months Ended June 30, 2002	Discovery Toys, Inc.	Regal Greetings & Gifts	Corporate	Total

Revenues	$13,456,000	$20,046,000	$--	$33,502,000
Loss before income taxes, minority interest
and cumulative effect of change in accounting
principle	(2,603,000)	(3,107,000)	(3,046,000)	(8,756,000)
Net loss	1,069,000)	(3,107,000)	(1,868,000)	(3,906,000)
Total assets, excluding inter-company	8,774,000	27,572,000	56,000	36,402,000

11.  RELATED PARTY TRANSACTIONS

During the three and six month periods ended June 30, 2002, pursuant to management consulting service agreements with three separate firms, each of which has ownership interests in Eos or its subsidiaries, the Company incurred expenses totaling $218,000 and $403,000, respectively.

12.  MERCHANDISING AND PROMOTION AGREEMENT

Discovery Toys entered into a merchandising and promotion agreement effective November 1, 1999 with a prominent internet retailer. The original term of the agreement was 62 months. Discovery Toys received payments of $1,000,000 in 1999 and $1,500,000 in 2000 under the terms of the agreement. Due to financial difficulties faced by the internet retailer, Discovery Toys did not receive a payment of $500,000 due in November 2000 under this agreement. Subject to the terms of the agreement, the contract is in default. Discovery Toys was recognizing revenue under the agreement on a pro rata basis over the remaining life of the agreement from the dates the individual payments were received. Due to the default of the agreement, Discovery Toys recognized the remaining $2,074,000 of deferred revenue as other income during the quarter ended March 31, 2001. Discovery Toys has no continuing involvement under this agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the 10-Q expectations, beliefs, intentions or strategies regarding the future. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. .These statements may be identified by the use of terminology such as “expect”, “believe”, “estimate”, “project”, “anticipate”and variations of such terms or similar terms. However, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions and the uncertainty of the Company’s ability to meet its loan commitments and covenants, recruit and maintain its independent sales force, and continue to identify, develop and provide marketable consumer products. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in our 2001 Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

The following discussion and analysis refers to Eos International, Inc., formerly “dreamlife, Inc.,” a Delaware corporation, and all of its operating divisions and subsidiaries (references to “Eos” refer to Eos International, Inc. alone and references to the “Company” refer to Eos and its subsidiaries on a consolidated basis), including Discovery Toys, Inc. (“Discovery Toys”) and Regal Greetings and Gifts, Inc. (“Regal”).

The accompanying consolidated financial statements of the Company (i) include the accounts of Discovery Toys for all periods, and Regal and Eos for the three and six months ended June 30, 2002, (ii) have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, and (iii) do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in Eos’ Form 10-K filed with the SEC on April 10, 2002.

Eos, the parent company, is a holding company generating no revenues independent of amounts received from its subsidiaries, Discovery Toys and Regal.

Discovery Toys is a multi-level marketer of approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants (“ECs”) in the United States and Canada. Lane Nemeth, a former daycare director, who recognized the need for high quality educational toys in the market place, founded Discovery Toys in 1978. Discovery Toys’ principal offices are located in Livermore, California, and its geographic markets primarily encompass the United States and Canada.

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

Regal is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers. Regal sells its products through a network of independent sales representatives who in turn sell the merchandise to friends, family, neighbors and co-workers. Regal also sells merchandise through its Website, and its 43 representative service centers (“RSCs”) located throughout Canada. Regal’s products include a flagship line of greeting cards and gift-wrap, the majority of which are printed in Canada, as well as innovative household and giftware items. Regal produces five major catalogues per year for use by its sales representatives. Regal markets up to 3,300 items at any given time, the majority of which are from independent trading agents selling products on behalf of Asian-based manufacturers. In total, Regal’s inventory normally includes more than 7,400 stock keeping units (“SKUs”) at any given time, with prices per item ranging from $1.25 to $53.12 (approximately $2 to $85 CDN (Canadian dollars)). Approximately 10% of the product line may be selected for customer personalization. Regal’s business has been fueled by a number of key factors including high brand name recognition, a loyal and geographically dispersed direct-selling force, a broad range of merchandise offered at affordable prices, colorful and descriptive catalogues, conveniently located retail sales centers, efficient ordering processes and high customer satisfaction.

In December 2001, Eos changed its name from dreamlife, inc. Unless otherwise noted, all references to the Company include the business conducted by Eos in its former name (dreamlife, inc.) and its current subsidiaries, including Discovery Toys and Regal.

Recent Developments

Eos issued short-term bridge notes in the aggregate principal amount of $6.5 million and with an original maturity date of April 13, 2002 to Weichert Enterprises, LLC (“Weichert”) and DL Holdings I, LLC (“DL Holdings”) in connection with Eos’acquisition of Regal. CYL Development Holdings, LLC, a principal stockholder of Eos, is a non-voting member of DL Holdings. In connection with the notes, Eos issued warrants to acquire 2,600,000 shares of its common stock for $2.95 per share, subject to certain terms and conditions. The warrants also contain put rights that allow the warrant holders to sell their warrants back to Eos in exchange for cash. The price at which holders could put their warrants back to Eos until April 15, 2002 was $0.15 per warrant. The value attributable to this put of $390,000 at December 31, 2001 was classified as a liability as it is settled in cash. During the second quarter 2002, Eos entered into agreements with the holders of the short-term notes to extend the maturity dates of the notes to July 15, 2002 and to change the put price to $0.60 per warrant at June 30, 2002. Accordingly, the Company recorded $1,170,000 of interest expense during the second quarter of 2002 to reflect the increase in the liability from $390,000 to $1,560,000 at June 30, 2002. On July 15, 2002, the Eos entered into agreements to extend the maturity date of these notes to August 14, 2002. Under this amendment, the price at which the holders may put the warrants back to Eos is $0.75 per warrant through August 14, 2002, and increases to $0.90 per share thereafter. On August 14, 2002, Eos entered into agreements to extend the maturity date of the notes to September 30, 2002. The agreements also modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average cash price paid for each share of common stock sold by Eos from April 15, 2002 to September 30, 2002.

In July 2002, Discovery Toys entered into an amendment of its loan agreement with PNC that allows relaxation of its borrowing base requirements (“Overadvances”) from July 1, 2002 until November 30, 2002. The modification eases the borrowing base restrictions by $600,000 in July 2002, $1.5 million in August 2002, $1,750,000 in September and October, and $700,000 in November 2002. This amendment prohibits the payment of management fees payable to certain related parties and advances to Eos (Discovery Toys’ parent) if such payments result in outstanding Overadvances. The amendment also extends the term of the line of credit agreement to July 21, 2003.

Management is also actively pursuing new sources of financing which may include additional sales of Eos’ securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to Eos, if at all.

Results of Operations

Net Revenues –For the three month and six month periods ended June 30, 2001, the accompanying financial statements do not include Regal’s revenue, because Regal was not acquired until December 2001.

Revenues for the three months ended June 30, 2002 were $16,779,000 compared to revenues of $7,648,000 for the three months ended June 30, 2001. This increase over the prior year period is due to the acquisition of Regal in December 2001, partially offset by a decline in Discovery Toys’ revenue for the three months ended June 30, 2002. Discovery Toys revenue of $6.9 million in the three months ended June 30, 2002 declined $760,000 compared to revenues of $7.6 million in the three months ended June 30, 2001 mostly due to a 13.4% decline in the number of active selling Educational Consultants, which resulted in product sales falling $900,000 during the period. The Company is continuing to focus on it’s recruiting activities to improve the number of actively selling Educational Consultants. This decline was partially offset by an increase in the sales of groups of products bundled into Kits of $90,000. Regal’s revenues of $9.9 million for the three months ended June 30, 2002 consisted of $9.3 million in card, gift and other product sales and $0.3million in shipping revenue and $0.3 million in catalog and other sales. Regal’s revenue for the three months ended June 30, 2002 of $9.9 million compared, on a pro forma (Regal’s operating results prior to being acquired by Eos) basis, to $10.0 million for the three months ended June 30, 2001, with $0.2 million of the decline due to higher representative and promotional discounts, partially offset by $0.1 million of increased product sales compared to the same period of 2001.

Revenues for the six months ended June 30, 2002 were $33,502,000 compared to revenues of $14,677,000 for the six months ended June 30, 2001. This increase over the prior year period is due to the acquisition of Regal in December 2001, partially offset by a $1,226,000 decline in Discovery Toys revenue for the six months ended June 30, 2002. Discovery Toys’ sales of $13.5 million in the six months ended June 30, 2002 declined $1,226,000 compared to $14.7 million in the six months ended June 30, 2001 mostly due to a 8.4% decline in the number of active selling Educational Consultants which resulted in product sales falling $1,631,000 during the period. This decline was partially offset by a reduction in the commissions paid (which are recorded as offsets to revenue in our Statements of Operations) to Educational Consultants of $398,000 versus the same period in 2001. Regal’s revenues of $20.0 million for the six months ended June 30, 2002 consisted of $18.8 million in card, gift and other product sales and $0.7 million in shipping revenue and $0.5 million in catalog and other sales. Regal’s revenue for the six months ended June 30, 2002 of $20.0 million compared, on a pro forma basis, to $20.8 million for the six months ended June 30, 2001, with $0.4 million of the decline related to unfavorable exchange rate fluctuation and with $0.4 million of the decline due to higher representative and promotional discounts, partially offset by increased product and catalog sales compared to the same period of 2001.

Cost of Sales and Gross Margin – Total cost of sales increased to $8,845,000 in the three months ended June 30, 2002 from $4,584,000 in the three months ended June 30, 2001. This increase over the prior year is due to the acquisition of Regal, partially offset by a decline of $423,000 in Discovery Toys’ cost of goods sold related to lower sales volumes at Discovery Toys for the same period. Gross Margin percentages in the three months ended June 30, 2002 improved by 7.2 percentage points, to 47.3% from 40.1%, compared to the three months ended June 30, 2001 because of the favorable gross profit mix from the inclusion of the Regal business. Discovery Toys’ margin declined to 39.6% in the three months ended June 30, 2002, from 40.1% in the three months ended June 30, 2001 mostly due to reduced margins attributable to price discounts on selected products.

Total cost of sales increased to $18,090,000 in the six months ended June 30, 2002 from $8,816,000 in the six months ended June 30, 2001. This increase over the prior year is also due to the acquisition of Regal, offset somewhat by a decline of $466,000 in Discovery Toys’ cost of goods sold related to lower sales volumes at Discovery Toys for the period. Gross Margin percentages in the six months ended June 30, 2002 improved by 6.1 percentage points, to 46.6% from 39.9%, compared to the six months ended June 30, 2001 because of the favorable gross profit mix from the inclusion of the Regal business. Discovery Toys’ margin declined to 37.9% in the six months ended June 30, 2002 from 39.9% in the six months ended June 30, 2001, mostly due to reduced margins attributable to price discounts on selected products and lower margins on freight revenue.

Sales and Marketing Expenses – Sales and marketing costs for the three months ended June 30, 2002 were $5,112,000, compared to $1,303,000 for the three months ended June 30, 2001. The increase was primarily due to additional payroll and benefits costs of $1,367,000 and advertising costs of $1,531,000 related to Regal. Other increases included sales center operating costs related to marketing and selling the Regal product lines acquired in December 2001. For the six months ended June 30, 2002, sales and marketing expenses of $10,089,000 were $7,440,000 higher than the $2,649,000 reported for the six months ended June 30, 2001, reflecting additional payroll costs of $2,710,000 and advertising costs of $2,752,000 related to the Regal business. Sales center operating costs for Regal also increased sales and marketing expense by $775,000.

General and Administrative Expenses – General and administrative expenses (“G&A”) increased to $5,358,000 in the three months June 30, 2002 from $2,261,000 in the three months ended June 30, 2001. Additional expenses were largely related to corporate overhead costs associated with Eos in the amount of $424,000 and normal G&A expenses related to the Regal business of $2,525,000 that consist primarily of payroll and benefits of $1,250,000 and depreciation and amortization expenses of $590,000.

For the six months ended June 30, 2002, general and administrative expenses were $10,266,000 compared to $4,707,000 for the six months ended June 30, 2001, primarily due to corporate overhead costs for Eos of $804,000 and normal G&A expenses for the Regal business of $4,775,000 as discussed above. We expect to continue to also incur higher G&A costs due to Eos overhead, associated with the Company’s status as an SEC registrant and its continuing acquisition efforts. Normal general and administrative costs associated with the Regal business are also expected to continue to run at the same rate.

Amortization of Negative Goodwill - Negative Goodwill represents the excess of the fair value of the net assets over the purchase price resulting from the acquisition of Discovery Toys in January 1999. The Company was amortizing negative goodwill over a ten-year period using the straight-line method. The Company recognized $131,000 and $262,000 of income during the three months and six months ended June 30, 2001, respectively, in relation to this amortization. Due to adoption of SFAS No. 142 as of January 1, 2002, no such entries were made in the three and six months ended June 30, 2002, respectively. See cumulative effect of change in accounting principle discussed below.

Operating Loss – The Company recorded an operating loss of $2,536,000 in the three months ended June 30, 2002 compared to an operating loss of $369,000 for the three months ended June 30, 2001. Both Discovery Toys and Regal operate highly seasonal businesses, which generate a large portion of their revenue in the fourth quarter. Discovery Toys’ loss in the three months ended June 30, 2002 was $624,000 higher, including Eos overhead charges of $250,000 not included in the prior year period, than in the three months ended June 30, 2001 due to the revenue decline previously discussed and the absence of amortization of negative goodwill of $131,000 in the three months ended June 30, 2002. Regal’s operating loss of $1,369,000 in the three months ended June 30, 2002 reflects the normal seasonality in its markets. Although Regal’s gross margin percent improved slightly, operating expenses for payroll related and advertising costs increased compared to the three months ended June 30, 2001, and resulted in a larger operating loss of $511,000 on a pro forma basis in the three months ended June 30, 2002. Additional corporate overhead costs from Eos of $424,000 also contributed to the total operating loss in the three months ended June 30, 2002.

The operating loss of $4,943,000 in the six months ended June 30, 2002 increased from the operating loss of $1,233,000 in the six months ended June 30, 2001. Discovery Toys’ loss in the six months ended June 30, 2002 was $1,029,000 higher, including Eos overhead charges of $250,000 not included in the prior year period, than in the six months ended June 30, 2001 due to the revenue decline previously discussed and the absence of amortization of negative goodwill of $262,000 in the six months ended June 30, 2002. Regal’s operating loss of $2,127,000 in the six months ended June 30, 2002 reflects the normal seasonality in its markets. Regal’s gross margin percent declined slightly and operating expenses for payroll related and advertising costs increased compared to the six months ended June 30, 2001, and resulted in a larger operating loss of $658,000 on a pro forma basis in the six months ended June 30, 2002. Additional corporate overhead costs from Eos of $804,000 also contributed to the total operating loss in the six months ended June 30, 2002.

Interest Expense and Interest Income – Interest expense, net of interest income (“net interest expense”) , for the three months ended June 30, 2002 was $2,215,000 compared to net interest expense of $249,000 for the three months ended June 30, 2001. The increase in net interest expense is partially due to lower cash and cash equivalent balances, but primarily due to interest expense of $2,016,000 incurred during the three months ended June 30, 2002, on notes used to finance the Regal acquisition and an increase in costs of the warrants issued in connection therewith. Net interest expense in the six months ended June 30, 2002 of $3,882,000 compared to $292,000 for the six months ended June 30, 2001. The increase is primarily related to note interest of $3,531,000 incurred in the six months ended June 30, 2002 related to financing the Regal acquisition.

Other Income (Expense) – Other income, net of other expense, for the three months ended June 30, 2002 was $49,000 compared to $(66,000) for the three months ended June 30, 2001. Other income, net of other expense, for the six months ended June 30, 2002 was $69,000 compared to $2,056,000 for the six months ended June 30, 2001 when other income was primarily attributable to the recognition of the remaining $2,074,000 of unearned revenue due from a sales and merchandising agreement between Discovery Toys and a prominent internet retailer. A default by the internet retailer terminated this merchandising and promotion agreement with Discovery Toys.

Provision for Income Taxes – Provision for taxes was a credit of $536,000 for the three months ended June 30, 2002, compared to a credit of $7,000 for the three months ended June 30, 2001. The credits in 2002 resulted from pretax losses at Regal, which was acquired in mid-December 2001. Regal expects to have sufficient taxable income for 2002 to apply such credits. The provision for taxes was also a credit, $847,000, for the six months ended June 30, 2002, compared to a credit of $7,000 for the six months ended June 30, 2001.

Cumulative Effect of a Change in Accounting Principle - In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, the Company has recorded a benefit of approximately $3.7 million in the first quarter of 2002 resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal Greetings and Gifts on December 14, 2001. In compliance with the adoption of SFAS No. 142 this goodwill was tested for impairment during the second quarter of 2002 and no impairment was noted at that time.

Net Income/(Loss) and Earnings Per Share

The net loss for the three months ended June 30, 2002 of $3,977,000 was $3.3 million worse than the loss of $677,000 reported for the three months ended June 30, 2001. The three months ended June 30, 2002 was negatively impacted by the additional net loss generated by inclusion of Regal’s results, mostly due to the seasonality of its business and the increase in interest expense associated with its acquisition. Additional corporate overhead expenses of Eos of $424,000 also contributed to the consolidated loss. Additional interest expense of $2,016,000 incurred as a result of financing obtained to acquire Regal contributed to the negative impact as well. Basic earnings per share were $(0.07) for the three months ended June 30, 2002 compared to $(0.02) for the three months ended June 30, 2001. Weighted average shares outstanding increased to 56,132,000 outstanding for the three months ended June 30, 2002 from 37,728,000 outstanding for the three months ended June 30, 2001, mainly as a result of the reverse merger during 2001 between Eos and Discovery Toys.

The net loss for the the six months ended June 30, 2002 of $3,906,000 was $4.4 million worse than the net income of $538,000 net profit reported in the six months ended June 30, 2001. The six months ended June 30, 2002 was also negatively impacted by the additional net loss generated by inclusion of Regal’s results, mostly due to the seasonality of its business and the increase in interest expense associated with its acquisition. Additional corporate overhead expenses of Eos of $804,000 also contributed to the consolidated loss. Additional interest expense of $3,531,000 incurred as a result of financing obtained to acquire Regal contributed to the negative impact as well. Basic earnings/(loss) per share of $(0.07) for the six months ended June 30, 2002 compared to $0.01 for the six months ended June 30, 2001. The six months ended June 30, 2001 was impacted positively by the inclusion of $2,074,000 from the recognition of other income from the termination of an internet retailer sales and marketing agreement and recording the remaining deferred income resulting from the agreement with Discovery Toys. Weighted average shares outstanding increased to 56,132,000 outstanding for the six months ended June 30, 2002 from 37,771,000 outstanding for the six months ended June 30, 2001, mainly as a result of the reverse merger during 2001 between Eos and Discovery Toys.

Liquidity and Capital Resources

During the six-month period ended June 30, 2002, the Company used approximately $10.8 million of cash in operating activities, primarily due to operating losses incurred during the period, payment of prior quarters seasonal buildup of inventory purchases for anticipated sales, sales consultant compensation liabilities and the impact of seasonality on the business where it historically incurs operating losses during the first three quarters of each year.

At June 30, 2002, the Company had negative working capital of approximately $1.2 million, compared to $8.4 million of positive working capital at December 31, 2001. Working capital was negatively impacted by the use of cash to support operating losses for the quarter, the accrual of interest and warrant expenses related to short-term borrowings, and the reclassification of a note payable to Avon Products, Inc. from a long-term liability to a current liability, along with a seasonal buildup of inventory.

Eos must raise additional capital to continue to successfully execute its new strategy as a holding company for consumer products companies. Both Discovery Toys and Regal are highly seasonal businesses that may require additional borrowings from their respective primary lenders to meet seasonal operating cash requirements through at least the third quarter of 2002.

The Company’s operations are constrained by an insufficient amount of working capital. At June 30, 2002, the Company had negative working capital of $1,197,000. Further, the Company has experienced negative cash flows and net operating losses for the three and six month periods ended June 30, 2002. Due to the seasonal nature of the Company’s business, the Company expects to generate positive operating cash flows during the fourth quarter of 2002. However, there can be no assurances that future income will be sufficient to fund future operations, as discussed above. Eos has short term notes in the amount of $3.0 million payable to Weichert and $3.5 million payable to DL Holdings plus accrued interest which were to become due August 14, 2002 but which have been extended and will become due September 30, 2002. Eos must raise sufficient capital or arrange additional financing terms by September 30, 2002 to satisfy these obligations, or arrange with these creditors to defer these obligations. The Company is subject to restrictions imposed by lenders and certain note holders of its subsidiaries that limit advances that Discovery Toys and Regal may make to Eos or to cover its corporate overhead and operating expenses. There can be no assurance that operating cash flows generated from future sales will be sufficient to fund Eos’ or the Company’s operations, and there can be no assurance that additional financing will be available to Eos or the Company to fund operations. For these reasons, there is uncertainty as to whether the Company can continue as a going concern beyond August 31, 2002. Further, the Company’s independent auditors indicated that substantial doubt exists as to the Company’s ability to continue to operate as a going concern in their report included in the Eos’ 2001 Annual Report filed on Form 10-K.

Discovery Toys’ current projections indicate it will need a relaxation of the borrowing requirements from its primary lender, PNC Bank (“PNC”), in excess of $1.5 million from July through October of 2002. On April 26, 2002, Discovery Toys entered into an amendment of its loan agreement with PNC that permitted Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $250,000 until June 30, 2002 and an additional $150,000 during the remainder of 2002 for $400,000 in total during the year.

In July 2002, Discovery Toys entered into an amendment of its loan agreement with PNC that allows relaxation of its borrowing base requirements (“Overadvances”) from July 1, 2002 until November 30, 2002. The modification eases the borrowing base restrictions by $600,000 in July 2002, $1.5 million in August 2002, $1,750,000 in September and October, and $700,000 in November 2002. This amendment prohibits the payment of management fees payable to certain related parties and advances to Eos if such payments result in outstanding Overadvances. The amendment also extends the term of the line of credit agreement to July 21, 2003.

Regal has significant interest bearing obligations incurred in connection with Eos’ acquisition of Regal. Current operating projections indicate that Regal will fully utilize its operating line of credit during 2002. There can be no assurances that Regal will not be required to request relaxation of its borrowing base requirements from its primary lender on its line of credit during the next 12 months or that, if requested, its lender will agree to a relaxation of the borrowing base requirements.

Failure to negotiate satisfactory agreements with its lenders to meet Eos operating cost requirements and seasonal financing requirements of Discovery Toys and Regal or the failure to secure additional financing or sources of capital to meet its corporate overhead expenses and the repayment of the short term notes could result in the cessation of operations, or an involuntary bankruptcy of Eos or one or more of its subsidiaries.

In connection with the issuance of short-term notes in December 2001, Eos issued warrants to purchase an aggregate of 2,600,000 shares of the Eos’ common stock to the short-term note holders. Because Eos’ short-term notes were not repaid by their original maturity date of April 13, 2002, Eos incurred $1,170,000 of expense associated with an increase in the price at which the holders may sell or put their warrants back to Eos during the second quarter of 2002. Because Eos did not repay these short-term notes and was unable to exercise its call option and repurchase the warrants issued to the note holders by August 14, 2002, Eos will incur an additional $390,000 of expense, or a total of $780,000 of expense for the third quarter of 2002, associated with an increase in the redemption value of the warrants following this date.

Failure by the Company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. With the employment agreement currently in effect, such a failure could constitute a constructive termination, which would require payment of Mr. Lund’s deferred compensation in the amount of $3.0 million. The Company would currently be unable to satisfy this obligation. This could cause Eos to cease operations or result in an involuntary bankruptcy. The Company is currently in negotiations with Mr. Lund regarding changes to his salary and bonus.

Management is also actively pursuing new sources of financing which may include additional sales of Eos’ securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to Eos, if at all.

Accounting Pronouncements Issued but Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. suppliers by Regal, our Canadian subsidiary. Currently, approximately 70% of Regal's inventory purchases are denominated in U.S. dollars. At June 30, 2002, current liabilities of $540,000 related to inventory purchases were denominated in U.S. dollars.

Since Regal’s functional currency is the Canadian dollar, changes in the rate of exchange between the Canadian dollar and the U.S. dollar can affect Regal’s reported results of operations in the following two ways:

1)	Gains and losses resulting from the remeasurement of payables denominated in U.S. dollars at period-end exchange rates are recorded in the Company’s results of operations

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

At June 30, 2002, Regal had forward currency exchange contracts outstanding with a notional value of $1,200,000 to buy U.S. dollars. The fair value of these contracts on June 30, 2002 of $57,000 has been recorded as a liability on the balance sheet, and the decrease in the fair value of its derivative contracts as of June 30, 2002 of $57,000 and $69,000 has been recorded as a component of other expense in the statement of operations for the three and six months ended June 30, 2002.

A hypothetical 10% decrease in the value of the Canadian dollar at June 30, 2002 would have had no adverse impact on our reported results of operations related to the remeasurement of payables denominated in U.S. dollars, net of estimated mitigating effects of forward currency exchange contracts outstanding. This same hypothetical 10% decrease in the value of the Canadian dollar at June 30, 2002 would not have had a significant negative effect on our reported gross margin since the majority of our sales for the three months ended June 30, 2002 were of inventory purchased in earlier periods.

Our forward currency exchange contracts involve counterparty risk. The counterparty to these contracts is the Bank of Nova Scotia, with regard to which we believe that there is no significant default risk involved.

INTEREST RATE RISK. The Company’s interest rate risk is discussed in Item 7A. of its 2001 Annual Report on Form 10-K, filed with the SEC on April 10, 2002. There has not been any significant change in the interest rate since December 31, 2001.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No	Title

10.89	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of July 21, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association.

10.90	Agreement made as of August 14, 2002 between Eos International, Inc. and DL Holdings I, L.L.C.

10.91	Agreement made as of August 14, 2002 between Eos International, Inc. and Weichert Enterprises, LLC.

10.92	Agreement made as of August 14, 2002 by and between Eos International, Inc., Weichert Enterprises, LLC, and DL Holdings I, L.L.C.

99	Press Release, dated August 14, 2002.

(b)	Reports on Form 8-K.

1.	On April 16, 2002, Eos filed with the SEC a current report on Form 8-K reporting events under Item 5 - Other Events.

2.	On May 16, 2002 , Eos filed with the SEC an amendment to a current report on Form 8-K/A amending the Current Report on Form 8-K filed by Eos with the SEC on April 16, 2002 reporting events under Item 5 – Other Events.

3.	On May 16, 2002, Eos filed with the SEC a current report on Form 8-K reporting events under Item 5 - Other Events.

4.	On June 10, 2002, Eos filed with the SEC a current report on Form 8-K reporting events under Item 5 - Other Events.

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2002	EOS INTERNATIONAL, INC. By: JACK B. HOOD —————————————— Jack B. Hood Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

20

EXHIBIT INDEX

Exhibit No	Title

10.89	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of July 21, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association.

10.90	Agreement made as of August 14, 2002 between Eos International, Inc. and DL Holdings I, L.L.C.

10.91	Agreement made as of August 14, 2002 between Eos International, Inc. and Weichert Enterprises, LLC.

10.92	Agreement made as of August 14, 2002 by and between Eos International, Inc., Weichert Enterprises, LLC, and DL Holdings I, L.L.C.

99	Press Release, dated August 14, 2002.