Form 10-Q
period 2002-09-30
EOS INTERNATIONAL INC
filed 2002-11-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

[  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [    ]   No  [  X  ]

           As of November 11, 2002, the registrant had outstanding 56,132,098 shares of common stock.

Eos International, INC.

Form 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2000	1

Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	2

Consolidated Statement of Stockholder’s Equity (Deficit) (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES	22

CERTIFICATIONS	23

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

Eos International, Inc. CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 1,028,000	$ 10,782,000
Accounts receivable, net	1,187,000	1,336,000
Inventory	22,105,000	14,213,000
Prepaid expenses and other current assets	3,553,000	2,793,000
Deferred tax assets	177,000	177,000

Total current assets	28,050,000	29,301,000
Property and equipment, net	3,877,000	4,616,000
Goodwill	5,676,000	5,488,000
Deferred tax assets	459,000	452,000
Customer list, net	2,173,000	3,100,000
Other non-current assets	51,000	51,000

Total assets	$ 40,286,000	$ 43,008,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$ 5,899,000	$ 4,820,000
Accrued liabilities	7,876,000	8,927,000
Lines of credit	5,684,000	--
Short-term bridge notes, net of discount	6,500,000	5,542,000
Redeemable warrants	2,340,000	390,000
Current maturities of notes payable	5,114,000	1,253,000

Total current liabilities	33,413,000	20,932,000

Accrued compensation	3,000,000	3,000,000
Notes payable, less current maturities	12,580,000	15,891,000
Negative goodwill	--	3,674,000
Redeemable warrants	988,000	977,000
Minority interest	3,821,000	4,280,000
Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, 100,000,000
shares authorized (of which 22,408,396 shares are held in
treasury) 78,540,494 shares issued and 56,132,098 outstanding
at September 30, 2003 and December 31, 2001, respectively	561,000	561,000

Preferred stock, $0.01 par, 1,000,000 shares
authorized and 0 shares issued and outstanding at
September 30, 2002 and December 31, 2001, respectively	--	--

Distributions in excess of capital	(7,395,000)	(7,395,000)
Retained earnings (accumulated deficit)	(6,666,000)	1,202,000
Cumulative translation adjustment	(16,000)	(114,000)

Total Stockholders’ Equity (Deficit)	(13,516,000)	(5,746,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 40,286,000	$ 43,008,000

See accompanying notes to consolidated financial statements. 1

Eos International, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001

Sales	$ 18,646,000	$ 8,123,000	$ 52,148,000	$ 22,800,000
Cost of sales	10,499,000	4,940,000	28,589,000	13,756,000

Gross profit	8,147,000	3,183,000	23,559,000	9,044,000
Operating Expenses:
Sales and marketing	5,941,000	1,950,000	16,030,000	4,599,000
General and administrative	5,089,000	2,479,000	15,355,000	7,186,000
Amortization of negative goodwill	--	(131,000)	--	(393,000)

Operating loss	(2,883,000)	(1,115,000)	(7,826,000)	(2,348,000)

Other Income (Expense):
Interest income (expense) net	--	3,000	39,000	165,000
Interest expense	(1,716,000)	(176,000)	(5,637,000)	(630,000)
Other income (expense), net	9,000	1,000	78,000	2,057,000

Total other income (expense)	(1,707,000)	(172,000)	(5,520,000)	1,592,000

Loss Before Income Taxes	(4,590,000)	(1,287,000)	(13,346,000)	(756,000)
Income tax benefit	(456,000)	0	(1,303,000)	(7,000)

Loss before minority interest and cumulative effect
of change in accounting principle	(4,134,000)	(1,287,000)	(12,043,000)	(749,000)
Minority interest	172,000	--	501,000	--

Loss before cumulative effect of change in
accounting principle	(3,962,000)	(1,287,000)	(11,542,000)	(749,000)
Cumulative effect of change in accounting principle	--	--	3,674,000	--

Net Loss	$(3,962,000)	$(1,287,000)	$(7,868,000)	$ (749,000)

Basic and Diluted Loss Per Common Share Before
Cumulative Effect of Change in Accounting Principle	$ (0.07)	$ (0.03)	(0.21)	$ (0.02)

Cumulative Effect of Change in Accounting Principle	--	--	0.07	--

Basic and Diluted Loss Per Common Share	$ (0.07)	$ (0.03)	$ (0.14)	$ (0.02)

Weighted Average Shares Used in Computation
of Earnings Per Share:
Basic and Diluted	56,132,000	50,500,000	56,132,000	33,500,000

See accompanying notes to consolidated financial statements. 2

Eos International, Inc. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Shares	Common Stock	Distributions In Excess Of Capital	Retained Earnings	Cumulative Translation Adjustment	Total

Balance at
January 1, 2002	56,132,098	$561,000	$(7,395,000)	$ 1,202,000	$(114,000)	$(5,746,000)
Comprehensive income:
Net loss	--	--	--	(7,868,000)	--	(7,868,000)
Translation gain	--	--	--	--	98,000	98,000

Total comprehensive loss (1)	--	--	--	--	--	(7,770,000)

Balance at
September 30, 2002	56,132,098	$561,000	$(7,395,000)	$(6,666,000)	$(16,000)	$(13,516,000)

See accompanying notes to consolidated financial statements.

(1) Total comprehensive loss for the three months ended September 30, 2002 and 2001 was $4,144,000 and $1,287,000 respectively. Total comprehensive loss for the nine months ended September 30, 2001 was $749,000.

Eos International, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001

Cash Flows From Operating Activities:
Net loss	$(7,868,000)	$ (749,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,097,000	424,000
Provision for doubtful accounts	102,000	(3,000)
Amortization of discount on notes payable	1,647,000	132,000
Amortization of negative goodwill	--	(393,000)
Increase in put price of warrants held by bridge lenders	1,950,000	--
Cumulative effect of a change in accounting principle	(3,674,000)	--
Loss attributable to minority interest	(501,000)	--
Other	--	--
Changes in:
Accounts receivable	56,000	(344,000)
Inventory, net	(7,818,000)	(1,101,000)
Prepaid expenses and other current assets	(863,000)	(366,000)
Accounts payable and accrued liabilities	311,000	(2,030,000)
Deferred revenues	--	(1,681,000)

Net cash used in operating activities	(14,561,000)	(6,111,000)

Cash Flows From Investing Activities:
Cash acquired in acquisition of dreamlife net assets	0	1,309,000
Purchases of property and equipment	(346,000)	(189,000)

Net cash provided by (used in) investing activities	(346,000)	1,120,000

Cash Flows From Financing Activities:
Dividends paid	--	(4,500,000)
Payments on notes payable	(637,000)	--
Repurchase of shares	--	(1,485,000)
Increase in line of credit	5,701,000	1,756,000

Net cash provided by (used in) financing activities	5,064,000	(4,229,000)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	89,000	--

Net Decrease in Cash and Cash Equivalents	(9,754,000)	(9,220,000)
Cash and Cash Equivalents at Beginning of Period	10,782,000	10,927,000

Cash and Cash Equivalents at End of Period	$ 1,028,000	$ 1,707,000

Supplemental Disclosures
Cash paid during the period for:
Interest	$ 1,052,000	$ 279,000
Income taxes	$ 5,000	$ 6,000

See accompanying notes to financial statements. 4

EOS International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of Eos International, Inc., formerly dreamlife, inc., a Delaware corporation (references to “Eos” refer to Eos International, Inc. alone and references to the “Company” refer to Eos and subsidiaries on a consolidated basis) which include the accounts of Discovery Toys, Inc. (“Discovery Toys”) for all periods, Regal Greetings and Gifts, Inc. (“Regal”) for the three and nine month periods ended September 30, 2002, and Eos for the three and nine month periods ended September 30, 2002 and for the period from July 18, 2001 through September 30, 2001, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, Eos’ unaudited consolidated financial statements reflect all the adjustments considered necessary for a fair presentation of Eos’ financial position. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in Eos’ Form 10-K filed with the SEC on April 10, 2002. Information with respect to the interim periods ended September 30, 2002 and September 30, 2001 is unaudited.

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

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the same period that the change occurs.

Regal uses forward currency exchange contracts to minimize the adverse impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances. The Company has not designated any of these derivatives as hedges.

2.  LIQUIDITY

The Company’s operations are constrained by an insufficient amount of working capital. At September 30, 2002, the Company had negative working capital of $5,363,000. The Company has experienced negative cash flows and net operating losses for the first three quarters of 2002. Due to the seasonal nature of the Company’s business, the Company expects to generate positive operating cash flows during the fourth quarter of 2002. However, there can be no assurances that future income will be sufficient to fund future operations. Eos has short term notes in the amount of $3.0 million payable to Weichert Enterprises, LLC (“Weichert”) and $3.5 million payable to DL Holdings I, LLC (“DL Holdings”), plus accrued interest, which were to become due August 14, 2002, but which have been extended and will become due November 30, 2002. Eos must raise sufficient capital or arrange additional financing terms by November 30, 2002 to satisfy these obligations, or arrange with its creditors to defer these obligations. The Company is subject to restrictions imposed by lenders and certain note holders of its subsidiaries that limit advances that Discovery Toys and Regal may make to Eos to cover Eos’ corporate overhead and operating expenses. There can be no assurance that operating cash flows generated from future sales will be sufficient to fund the Company’s operations. There can be no assurance that additional financing will be available to the Company to fund its operations. For these reasons, there is uncertainty as to whether the Company can continue as a going concern beyond November 30, 2002. The Company’s independent auditors indicated that substantial doubt exists as to the Company’s ability to continue to operate as a going concern in their report included in the 2001 Annual Report on Form 10-K, filed with the SEC on April 10, 2002.

In connection with the issuance of short-term notes to Weichert and DL Holdings in December 2001, Eos issued warrants to purchase an aggregate of 2,600,000 shares of Eos common stock to the short-term note holders. As Eos’ short-term notes were not repaid by their original maturity date of April 13, 2002, Eos incurred $1,170,000 of expense associated with an increase in the price at which the holders may sell or put their warrants back to Eos during the second quarter of 2002. Since Eos did not repay these short-term notes and was unable to exercise its call option and repurchase the warrants issued to the note holders by August 14, 2002, it incurred an additional $780,000 of expense in the third quarter of 2002, associated with an increase in the redemption value of the warrants following this date. If the lenders do not waive their rights under the Registration Rights Agreement between the Company, Weichert, and DL Holdings dated December 14, 2001, as amended, and all amounts due under the notes are not repaid in full by December 9, 2002 the Company would be required to issue to the note holders warrants to purchase an aggregate of 16,667 shares of common stock per day until the notes are fully repaid. These warrants would be immediately exercisable and would have an exercise price of $0.01 per share, with a repurchase price of $0.50 per share.

In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000. The line of credit expires on the earlier of August 19, 2003, or on demand. As of September 30, 2002, Eos had drawn funds against the line of credit of $350,000 with payments of interest due only.

On April 26, 2002, Discovery Toys entered into an amendment of its loan agreement with PNC Bank (“PNC”) that permitted Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $250,000 until June 30, 2002 and an additional $150,000 during the remainder of 2002, for $400,000 in total during the year.

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

Failure to negotiate satisfactory agreements with its lenders to meet Eos’ operating cost requirements and seasonal financing requirements of Discovery Toys and Regal, or the failure to secure additional financing or sources of capital to meet its corporate overhead expenses and the repayment of the short term notes, could result in the cessation of operations, or an involuntary bankruptcy of Eos or one or more of the subsidiaries.

Under existing line of credit agreements and given borrowing base restrictions in effect on September 30, 2002, Discovery Toys had funds available for borrowing of $1,386,000, Regal had funds available for borrowing of $1,715,000 and Eos had funds available for borrowing of $150,000.

Failure by the Company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. With the employment agreement in effect on September 30, 2002, such a failure would have constituted a constructive termination, which would require payment of Mr. Lund’s deferred compensation in the amount of $3.0 million. As stated in Note 13. SUBSEQUENT EVENTS, Mr. Lund’s employment agreement was amended in October 2002 to eliminate the potential requirement of the Company to make such payment.

Management is actively pursuing new sources of financing, which may include additional sales of Eos’ securities to provide sufficient cash to meet its short term debt requirements, provide additional working capital, and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to Eos, if at all.

3.  SHARES OUTSTANDING AND EARNINGS PER SHARE

All share data has been retroactively restated based on the share exchange rate implicit in the July 2001 Discovery Toys transaction of approximately 80 shares of Eos common stock for each share of Discovery Toys common stock outstanding. The weighted-average number of shares outstanding for the nine month periods ended September 30, 2002 and September 30, 2001 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding. For the purposes of computing diluted net income per share, weighted average common share equivalents do not include 3,940,000 stock options and 3,200,000 warrants for the periods presented because the effect would be antidilutive.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, the Company recorded a benefit of approximately $3.7 million in the first quarter of 2002 resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal on December 14, 2001. In compliance with the adoption of SFAS No. 142, this goodwill was tested for impairment during the second quarter of 2002 and no impairment was noted at that time.

The following reflects the impact that SFAS No. 142 would have had on prior year net income and earnings per common share if adopted in 2001:

	Nine Months Ended Sept. 30,

	2002 (unaudited)	2001 (unaudited)

Reported net loss	$(7,868,000)	$(749,000)
Cease negative goodwill amortization	(3,674,000)	(393,000)

Adjusted net loss	$(11,542,000)	$(1,142,000)

Reported loss per common share - Basic	$(0.14)	$(0.02)
Cease negative goodwill amortization	(0.07)	(0.01)

Adjusted loss per common share - Basic	$(0.21)	$(0.03)

Reported loss per common share - Diluted	$(0.14)	$(0.02)
Cease negative goodwill amortization	(0.07)	(0.01)

Adjusted loss per common share - Diluted	$(0.21)	$(0.03)

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

5.  ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria under generally accepted accounting principles for extraordinary classification. SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

6.  BALANCE SHEET COMPONENTS

Inventory consists of the following:

	Sept. 30, 2002 (unaudited)	December 31, 2001

Finished goods	$21,244,000	$13,752,000
Work in process	189,000	78,000
Supplies	672,000	383,000

Net Inventory	$22,105,000	$14,213,000

The customer list consists of the following:

Sept. 30, 2002 (unaudited)

Customer list	$ 3,135,000
Less: Accumulated amortization	(962,000)

$ 2,173,000

Estimated aggregate amortization expense, inclusive of amortization recorded during the nine months ended September 30, 2002, is as follows:
Year ending December 31,	(unaudited)

2002	$1,305,000
2003	886,000
2004	533,000
2005	293,000
2006	118,000

$3,135,000

9

Other accrued liabilities consist of the following:

	Sept. 30, 2002 (unaudited)	December 31, 2001

Accrued compensation - sales consultants	$1,302,000	$1,376,000
Accrued compensation and related expenses	1,216,000	1,835,000
Sales and use taxes payable	615,000	1,384,000
Accrued payables - inventory in transit	1,736,000	1,374,000
Other	3,007,000	2,958,000

	$7,876,000	$8,927,000

7.  BORROWING ARRANGEMENTS

Eos issued short-term bridge notes in the aggregate principal amount of $6.5 million and with an original maturity date of April 13, 2002 to Weichert Enterprises and DL Holdings in connection with Eos’ acquisition of Regal. CYL Development Holdings, LLC, a principal stockholder of Eos, is a non-voting member of DL Holdings. In connection with the notes, Eos issued warrants to acquire 2,600,000 shares of its common stock for $2.95 per share, subject to certain terms and conditions. These warrants also contain put rights that allow the warrant holders to sell their warrants back to Eos in exchange for cash. The price at which holders could put their warrants back to Eos until April 15, 2002 was $0.15 per warrant. The value attributable to this put of $390,000 at December 31, 2001 was classified as a liability as it is settled in cash. During the second quarter 2002, Eos entered into agreements with the holders to extend the maturity dates of the notes to July 15, 2002 and to change the put price. At June 30, 2002 the put price, as amended, was $0.60 per warrant. Accordingly, the Company recorded $1,170,000 of interest expense during the second quarter of 2002 to reflect the increase in the liability to $1,560,000 at June 30, 2002. On July 15, 2002, the Company entered into agreements to extend the maturity date of the notes to August 14, 2002. Under this amendment, the price at which the holders may put the warrants back to Eos was $0.75 per warrant through August 14, 2002, and increased to $0.90 per warrant thereafter. On August 14, 2002, Eos entered into agreements to extend the maturity date of the notes to September 30, 2002. Accordingly, the Company recorded $780,000 of interest expense during the third quarter to reflect the increase in the liability to $2,340,000 at September 30, 2002. On October 1, 2002, Eos entered into amended agreements to extend the maturity dates of the notes to October 31, 2002. On October 31, 2002, Eos entered into amended agreements to further extend the maturity dates of the notes to November 30, 2002. The agreements also modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average cash price paid for each share of common stock sold by Eos from April 15, 2002 to November 30, 2002. At such time that the exercise price becomes known, Eos will record the expense attributable to the fair value of the modification.

In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000. The line of credit expires on the earlier of August 19, 2003, or on demand. As of September 30, 2002 Eos had drawn funds against the line of credit of $350,000 with payments of interest due only.

In August 2002, Discovery Toys entered into a standby letter of credit agreement not to exceed $600,000 in connection with its credit card processing service agreement with Paymentech, LP. This letter of credit is valid until July 31, 2003 and was issued to ensure performance against credit card purchases for Discovery Toys products. As of September 30, 2002 no funds have been drawn in honor of this agreement.

8.  EQUITY TRANSACTIONS

Eos has not issued, repurchased, redeemed or paid dividends on its common stock in the first three quarters ended September 30, 2002 or in the quarter ended March 31, 2001. Prior to the reverse merger with Eos in July 2001, in the quarter ended June 30, 2001, Discovery Toys repurchased $1,456,000 of common stock from Avon Products, Inc. and paid out cash dividends of $4,500,000. In the quarter ended September 30, 2001, the Company redeemed common stock held by an employee for $29,000, completed the reverse merger with Discovery Toys (which increased common stock at par by $223,000 and resulted in the Company recognizing distributed excess capital over par of $2,739,000), and recorded the intrinsic value of an option granted to a director valued at $51,000.

9.  FOREIGN CURRENCY EXCHANGE CONTRACTS

Pursuant to a credit agreement with the Bank of Nova Scotia, Regal, entered into forward currency exchange contracts to buy US dollars in February 2002. The contracts have since expired and have no nominal and no fair value as of September 30, 2002. Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances and will implement such contracts again next year when seasonal inventory demands dictate the prudent use of such contracts. However, the Company does not qualify for hedge accounting in accordance with SFAS 133. Accordingly, gains and losses on hedge contracts are recorded as other income based on the fair value of the contracts. The Company has included $57,000 in other income attributable to changes in the fair value of its forward currency exchange contracts for the three months ended September 30, 2002. For the nine months ended September 30, 2002 the Company realized no net effect to other income from changes in the fair value of its forward currency exchange contracts.

10.  SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management, the entities' operating results are categorized into three segments: Discovery Toys markets and sells educational toys; Regal markets and sells consumer gift products; and overhead costs, which consist primarily of salaries, legal and accounting expenses associated with Eos' activities as a holding company, and are characterized as "Corporate." Prior to July 2001, the Company only operated through its Discovery Toys segment.

As Of And For The Three Months Ended Sept. 30, 2002	Discovery Toys, Inc.	Regal Greetings & Gifts	Corporate	Total

Revenues	$ 8,305,000	10,341,000	--	$ 18,646,000

Loss before income taxes, minority
interest and cumulative effect of
change in accounting principle	(1,625,000)	(1,606,000)	(1,359,000)	(4,590,000)

Net loss	(1,625,000)	(978,000)	(1,359,000)	(3,962,000)

Total assets, excluding inter-company	10,093,000	30,083,000	110,000	40,286,000

As Of And For The Three Months Ended Sept. 30, 2001	Discovery Toys, Inc.	Regal Greetings & Gifts	Corporate	Total

Revenues	$ 8,123,000	$ --	$ --	$ 8,123,000

Loss before income taxes, minority
interest and cumulative effect of
change in accounting principle	(937,000)	--	(350,000)	(1,287,000)

Net loss	(937,000)	--	(350,000)	(1,287,000)

Total assets, excluding inter-company	8,515,000	--	984,000	9,499,000

11

As Of And For The Nine Months Ended Sept. 30, 2002	Discovery Toys, Inc.	Regal Greetings & Gifts	Corporate	Total

Revenues	$ 21,761,000	$ 30,387,000	$ --	$ 52,148,000

Loss before income taxes, minority
interest and cumulative effect of
change in accounting principle	(4,228,000)	(4,652,000)	(4,466,000)	(13,346,000)

Net loss	(556,000)	(2,846,000)	(4,466,000)	(7,868,000)

Total assets, excluding inter-company	10,093,000	30,083,000	110,000	40,286,000

As Of And For The Nine Months Ended Sept. 30, 2001	Discovery Toys, Inc.	Regal Greetings & Gifts	Corporate	Total

Revenues	$ 22,800,000	$ --	$ --	$ 22,800,000

Loss before income taxes, minority
interest and cumulative effect of
change in accounting principle	(406,000)	--	(350,000)	(756,000)

Net loss	(399,000)	--	(350,000)	(749,000)

Total assets, excluding inter-company	8,515,000	--	984,000	9,499,000

11.   RELATED PARTY TRANSACTIONS

During the three and nine month periods ended September 30, 2002, pursuant to management consulting service agreements with three separate firms, each of which has ownership interests in Eos or its subsidiaries, the Company incurred expenses totaling $202,000 and $605,000, respectively.

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

13.  SUBSEQUENT EVENTS

In October 2002 Eos entered into an amended employment agreement with its chairman, Peter Lund, revising his annual salary and reducing the risk of failure to pay the chairman’s salary which could constitute a constructive termination and would require payment of Mr. Lund’s deferred compensation of $3.0 million. The amended employment agreement revised Mr. Lund’s deferred compensation from $3.0 million of deferred bonus to an award of non-qualified stock options, subject to shareholder approval, with a 10 year term and exercise price and grant date to be determined contingent upon Eos securing a minimum level of additional financing and eliminated Eos’ potential requirement to make such $3.0 million deferred compensation payment to Mr. Lund.

Eos issued short-term bridge notes in the aggregate principal amount of $6.5 million and with an original maturity date of April 13, 2002 to Weichert Enterprises and DL Holdings in connection with Eos’ acquisition of Regal. On October 31, 2002, Eos entered into amended agreements to further extend the maturity dates of the notes to November 30, 2002. The agreements also modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average cash price paid for each share of common stock sold by Eos from April 15, 2002 to November 30, 2002. At such time that the exercise price becomes known, Eos will record the expense attributable to the fair value of the modification.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements in this Form 10-Q regarding expectations, beliefs, intentions or strategies. These statements are based on management’s current expectations and information currently available and are believed to be reasonable and are made in good faith. These statements may be identified by the use of terminology such as “expect,” “believe,” “estimate,” “project,” “anticipate” and variations of such terms or similar terms. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Factors that may make the actual results differ from anticipated results include, but are not limited to, economic conditions and the uncertainty of the Company’s ability to meet its loan commitments and covenants as well as raise funds sufficient to fund operations and enable the Company to meet its obligations, and the Company’s ability to recruit and maintain its independent sales force and continue to identify, develop and provide marketable consumer products. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in our 2001 Annual Report on Form 10-K, filed with the SEC.

Overview

The following discussion and analysis refers to Eos International, Inc., formerly "dreamlife, Inc.," a Delaware corporation, and all of its operating divisions and subsidiaries (references to "Eos" refer to Eos International, Inc. alone and references to the "Company" refer to Eos and its subsidiaries on a consolidated basis), including Discovery Toys, Inc. ("Discovery Toys") and Regal Greetings and Gifts, Inc. ("Regal").

The accompanying consolidated financial statements of the Company (i) include the accounts of Discovery Toys for all periods, Regal for the three and nine months ended September 30, 2002, and Eos for the three and nine month periods ended September 30, 2002 and for the period from July 18, 2001 through September 30, 2001, (ii) have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, and (iii) do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in Eos’ Form 10-K filed with the SEC on April 10, 2002.

Eos, the parent company, is a holding company generating no revenues independent of amounts received from its subsidiaries, Discovery Toys and Regal.

Discovery Toys is a multi-level marketer of approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants (“ECs”) in the United States and Canada. Lane Nemeth, a former daycare director who recognized the need for high quality educational toys in the marketplace, founded Discovery Toys in 1978. Discovery Toys’ principal offices are located in Livermore, California, and its geographic markets primarily encompass the United States and Canada.

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

Regal is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers. Regal sells its products through a network of independent sales representatives who in turn sell the merchandise to friends, family, neighbors and co-workers. Regal also sells merchandise through its Website, and its 43 representative service centers (“RSCs”) located throughout Canada. Regal’s products include a flagship line of greeting cards and gift-wrap, the majority of which are printed in Canada, as well as innovative household and giftware items. Regal produces six major catalogues per year for use by its sales representatives. Regal markets up to 3,300 items at any given time, the majority of which are from independent trading agents selling products on behalf of Asian-based manufacturers. In total, Regal’s inventory normally includes more than 7,400 stock keeping units (“SKUs”) at any given time, with prices per item ranging from $1.25 to $53.12 (approximately $2 to $85 CDN (Canadian dollars)). Approximately 10% of the product line may be selected for customer personalization. Regal’s business has been fueled by a number of key factors including high brand name recognition, a loyal and geographically dispersed direct-selling force, a broad range of merchandise offered at affordable prices, colorful and descriptive catalogues, conveniently located retail sales centers, efficient ordering processes and high customer satisfaction.

In December 2001, Eos changed its name from dreamlife, inc. Unless otherwise noted, all references to the Company include the business conducted by Eos in its former name (dreamlife, inc.) and its current subsidiaries, including Discovery Toys and Regal.

Recent Developments

        Eos issued short-term bridge notes in the aggregate principal amount of $6.5 million and with an original maturity date of April 13, 2002 to Weichert Enterprises, LLC (“Weichert”) and DL Holdings I, LLC (“DL Holdings”) in connection with Eos’ acquisition of Regal. CYL Development Holdings, LLC, a principal stockholder of Eos, is a non-voting member of DL Holdings. In connection with the notes, Eos issued warrants to acquire 2,600,000 shares of its common stock for $2.95 per share, subject to certain terms and conditions. The warrants also contain put rights that allow the warrant holders to sell their warrants back to Eos in exchange for cash. The price at which holders could put their warrants back to Eos until April 15, 2002 was $0.15 per warrant. The value attributable to this put of $390,000 at December 31, 2001 was classified as a liability as it is settled in cash. During the second quarter 2002, Eos entered into agreements with the holders of the short-term notes to extend the maturity dates of the notes to July 15, 2002 and to change the put price to $0.60 per warrant at June 30, 2002. Accordingly, the Company recorded $1,170,000 of interest expense during the second quarter of 2002 to reflect the increase in the liability from $390,000 to $1,560,000 at June 30, 2002. On July 15, 2002, the Eos entered into agreements to extend the maturity date of these notes to August 14, 2002. Under this amendment, the price at which the holders may put the warrants back to Eos was $0.75 per warrant through August 14, 2002, and increased to $0.90 per warrant thereafter. Accordingly, the Company recorded $780,000 of interest expense during the third quarter to reflect the increase in the liability to $2,340,000 at September 30, 2002. On August 14, 2002, Eos entered into agreements to extend the maturity date of the notes to September 30, 2002. On October 1, 2002, Eos entered into amended agreements to extend the maturity dates of the notes to October 31, 2002. On October 31, 2002, Eos entered into amended agreements to further extend the maturity dates of the notes to November 30, 2002. The agreements also modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average cash price paid for each share of common stock sold by Eos from April 15, 2002 to November 30, 2002. At such time that the exercise price becomes known Eos will record the expense attributable to the fair value of the modification.

In July 2002, Discovery Toys entered into an amendment of its loan agreement with PNC Bank (“PNC”) that allows relaxation of its borrowing base requirements (“Overadvances”) from July 1, 2002 until November 30, 2002. The modification eases the borrowing base restrictions by $600,000 in July 2002, $1.5 million in August 2002, $1,750,000 in September and October, and $700,000 in November 2002. This amendment prohibits the payment of management fees payable to certain related parties and advances to Eos if such payments result in outstanding Overadvances. The amendment also extends the term of the line of credit agreement to July 21, 2003.

Management is also actively pursuing new sources of financing which may include additional sales of Eos’ securities to provide sufficient cash to meet Eos’ short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to Eos, if at all.

Results of Operations

Net Revenues – For the three month and nine month periods ended September 30, 2001, the accompanying financial statements do not include Regal’s revenue, because Regal was not acquired until December 2001.

Revenues for the three months ended September 30, 2002 increased by $10,523,000 to $18,646,000, from revenues of $8,123,000 for the three months ended September 30, 2001. This increase over the prior year period is due to the acquisition of Regal in December 2001, as well as an increase of $0.2 million in Discovery Toys’ revenue for the three months ended September 30, 2002. Discovery Toys’ revenue of $8.3 million in the three months ended September 30, 2002 increased $0.2 million compared to revenues of $8.1 million in the three months ended September 30, 2001 mostly due to an increase in new educational consultant kit sales and higher shipping revenue partially offset by product sales falling $284,000 during the period. Discovery Toys is continuing to focus on its recruiting activities to improve the number of actively selling Educational Consultants. Regal’s revenues of $10.3 million for the three months ended September 30, 2002 consisted of $9.6 million in card, gift and other product sales and $0.4 million in shipping revenue and $0.3 million in catalog and other sales. Regal’s revenue for the three months ended September 30, 2002 of $10.3 million compared, on a pro forma (Regal’s operating results prior to being acquired by Eos) basis, to $10.4 million for the three months ended September 30, 2001, with $0.5 million of the decline due to higher representative and promotional discounts, partially offset by $0.4 million of increased product sales compared to the same period of 2001.

Revenues for the nine months ended September 30, 2002 increased by $29,348,000 to $52,148,000 from revenues of $22,800,000 for the nine months ended September 30, 2001. This increase over the prior year period is due to the acquisition of Regal in December 2001, partially offset by a $1.0 million decline in Discovery Toys revenue for the nine months ended September 30, 2002. Discovery Toys’ sales of $21.8 million for the nine months ended September 30, 2002 declined $1.0 million compared to $22.8 million for the nine months ended September 30, 2001 mostly due to a 10.4% decline in the number of active selling Educational Consultants, which resulted in product sales falling $1,915,000 during the period. This decline was partially offset by a reduction in the commissions paid (which are recorded as offsets to revenue in our Statements of Operations) to Educational Consultants from $4,253,000 for the nine months ended September 30, 2001 to $3,817,000 for the nine months ended September 30, 2002. Regal’s revenues of $30.4 million for the nine months ended September 30, 2002 consisted of $28.4 million in card, gift and other product sales, $1.1 million in shipping revenue, and $0.9 million in catalog and other sales. Regal’s revenue for the nine months ended September 30, 2002 of $30.4 million compared, on a pro forma basis, to $31.1 million for the nine months ended September 30, 2001, with $0.6 million of the decline related to unfavorable exchange rate fluctuation and with $1.1 million of the decline due to higher representative and promotional discounts, partially offset by increased product and catalog sales of $1.0 million compared to the nine months ended September 30, 2001.

Cost of Sales and Gross Margin – Total cost of sales increased by $5,559,000 to $10,499,000 in the three months ended September 30, 2002 from $4,940,000 in the three months ended September 30, 2001. This increase over the prior year is primarily due to the acquisition of Regal, as well as an increase of $664,000 in Discovery Toys’ cost of goods sold related to higher sales volumes at Discovery Toys for the same period. Gross Margin percentages in the three months ended September 30, 2002 improved by 4.5 percentage points, to 43.7% from 39.2%, compared to the three months ended September 30, 2001 because of the favorable gross profit mix from the inclusion of the Regal business. Discovery Toys’ margin declined to 32.5% in the three months ended September 30, 2002, from 39.2% in the three months ended September 30, 2001 mostly due to reduced margins attributable to price discounts on selected products and an increase in new Educational Consultant kit sales.

Total cost of sales increased by $14,833,000 to $28,589,000 in the nine months ended September 30, 2002 from $13,756,000 in the nine months ended September 30, 2001. This increase over the prior year is also primarily due to the acquisition of Regal, as well as an increase of $198,000 in Discovery Toys’ cost of goods sold related to higher sales volumes at Discovery Toys for the period. Gross Margin percentages in the nine months ended September 30, 2002 improved by 5.5 percentage points, to 45.2% from 39.7%, compared to the nine months ended September 30, 2001 because of the favorable gross profit mix from the inclusion of the Regal business. Discovery Toys’ margin declined to 35.9% in the nine months ended September 30, 2002 from 39.7% in the nine months ended September 30, 2001, mostly due to reduced margins attributable to price discounts on selected products and a shift in mix to lower margin products including new Educational Consultant kits.

Sales and Marketing Expenses – Sales and marketing costs for the three months ended September 30, 2002 increased by $3,991,000 to $5,941,000, from $1,950,000 for the three months ended September 30, 2001. The increase was primarily due to additional payroll and benefits costs of $1,489,000 and advertising costs of $1,481,000 related to Regal. Other increases included sales center operating costs related to marketing and selling the Regal product lines acquired in December 2001.

For the nine months ended September 30, 2002, sales and marketing expenses of $16,030,000 were $11,431,000 higher than the $4,599,000 reported for the nine months ended September 30, 2001, reflecting additional payroll costs of $4,200,000 and advertising costs of $4,233,000 related to the Regal business. Sales center operating costs for Regal also increased sales and marketing expense by $1,168,000.

General and Administrative Expenses – General and administrative expenses (“G&A”) increased by $2,610,000 to $5,089,000 in the three months September 30, 2002 from $2,479,000 in the three months ended September 30, 2001. Additional expenses were largely related to normal G&A expenses for the Regal business of $2,544,000 that consist primarily of payroll and benefits of $1,277,000 and depreciation and amortization expenses of $583,000.

For the nine months ended September 30, 2002, general and administrative expenses increased by $8,169,000 to $15,355,000 from $7,186,000 for the nine months ended September 30, 2001, primarily due to an increase in corporate overhead costs for Eos of $857,000 and normal G&A expenses for the Regal business of $7,414,000 as discussed above. We expect to continue to also incur higher G&A costs due to Eos overhead, associated with the Company’s status as an SEC registrant and its continuing acquisition efforts. Normal general and administrative costs associated with the Regal business are also expected to continue to run at the same rate.

Amortization of Negative Goodwill - Negative Goodwill represents the excess of the fair value of the net assets over the purchase price resulting from the acquisition of Discovery Toys in January 1999. The Company was amortizing negative goodwill over a ten-year period using the straight-line method. The Company recognized $131,000 and $393,000 of income during the three months and nine months ended September 30, 2001, respectively, in relation to this amortization. Due to adoption of SFAS No. 142 as of January 1, 2002, no such entries were made in the three and nine months ended September 30, 2002, respectively. See cumulative effect of change in accounting principle discussed below.

Operating Loss – The Company recorded an operating loss that increased by $1,768,000 to $2,883,000 in the three months ended September 30, 2002 from an operating loss of $1,115,000 for the three months ended September 30, 2001. Both Discovery Toys and Regal operate highly seasonal businesses, which generate a large portion of their revenue in the fourth quarter. Discovery Toys’ loss in the three months ended September 30, 2002 was $628,000 higher than in the three months ended September 30, 2001 due to the gross profit decline previously discussed and the absence of amortization of negative goodwill of $131,000 in the three months ended September 30, 2002. Regal’s operating loss of $1,088,000 in the three months ended September 30, 2002 reflects the normal seasonality in its markets. Regal’s gross margin percentage decreased slightly and operating expenses for payroll related and advertising costs increased compared to the three months ended September 30, 2001 (reported on a pro forma basis) resulting in a larger operating loss of $330,000 in the three months ended September 30, 2002. Additional corporate overhead costs increases from Eos of $53,000 also contributed to the total operating loss in the three months ended September 30, 2002.

The Company’s operating loss of $7,826,000 for the nine months ended September 30, 2002 increased by $5,478,000 from its operating loss of $2,348,000 for the nine months ended September 30, 2001. Discovery Toys’ loss of $3,654,000 for the nine months ended September 30, 2002, including Eos overhead charges of $250,000 not included in the nine months ended September 30, 2001, was $1,656,000 higher than for the nine months ended September 30, 2001 due to the revenue decline previously discussed and the absence of amortization of negative goodwill of $393,000 for the nine months ended September 30, 2002. Regal’s operating loss of $3,215,000 for the nine months ended September 30, 2002 reflects the normal seasonality in its markets. Regal’s gross margin percentage declined slightly and operating expenses for payroll related and advertising costs increased compared to the nine months ended September 30, 2001 (reported on a pro forma basis) resulting in a larger operating loss of $988,000 in the nine months ended September 30, 2002. Additional corporate overhead costs from Eos of $857,000 also contributed to the total operating loss in the nine months ended September 30, 2002.

Interest Expense and Interest Income – Interest expense, net of interest income (“Net Interest Expense”), for the three months ended September 30, 2002 was $1,716,000 compared to Net Interest Expense of $173,000 for the three months ended September 30, 2001. The increase in Net Interest Expense is partially due to lower cash and cash equivalent balances, but primarily due to interest expense and warrant costs of $1,452,000 incurred during the three months ended September 30, 2002 on notes used to finance the Regal acquisition and an increase in the costs of the warrants issued in connection therewith. Net Interest Expense in the nine months ended September 30, 2002 of $5,598,000 compared to $465,000 for the nine months ended September 30, 2001. The increase is primarily related to note interest and warrant costs of $4,983,000 incurred in the nine months ended September 30, 2002 related to financing the Regal acquisition.

Other Income (Expense) – Other income, net of other expense, for the three months ended September 30, 2002 was $9,000 compared to $1,000 for the three months ended September 30, 2001. Other income, net of other expense, for the nine months ended September 30, 2002 was $78,000 compared to $2,057,000 for the nine months ended September 30, 2001 when other income was primarily attributable to the recognition of the remaining $2,074,000 of unearned revenue due from a sales and merchandising agreement between Discovery Toys and a prominent internet retailer. A default by the internet retailer terminated this merchandising and promotion agreement with Discovery Toys.

Provision for Income Taxes – Provision for taxes was a credit of $456,000 for the three months ended September 30, 2002, compared to no provision for the three months ended September 30, 2001. The credits in 2002 resulted from pretax losses at Regal, which was acquired in mid-December 2001. Regal expects to have sufficient taxable income for 2002 to apply such credits. The provision for taxes was also a credit of $1,303,000 for the nine months ended September 30, 2002, compared to a credit of $7,000 for the nine months ended September 30, 2001.

Cumulative Effect of a Change in Accounting Principle – In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, the Company has recorded a benefit of approximately $3.7 million in the first quarter of 2002 resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal Greetings and Gifts on December 14, 2001. In compliance with the adoption of SFAS No. 142 this goodwill was tested for impairment during the second quarter of 2002 and no impairment was noted at that time.

Net Loss and Loss Per Share

The Company’s net loss for the three months ended September 30, 2002 increased by $2,675,000 to $3,962,000 from $1,287,000 for the three months ended September 30, 2001. The results for the three months ended September 30, 2002 were negatively impacted by the additional net loss generated by inclusion of Regal’s results, mostly due to the seasonality of its business and the increase in interest expense associated with its acquisition. Additional corporate overhead expenses of Eos also contributed to the consolidated loss. Additional interest expense of $1,452,000 incurred as a result of financing obtained to acquire Regal contributed to the negative impact as well. Basic loss per share was $0.07 for the three months ended September 30, 2002 compared to $0.03 for the three months ended September 30, 2001. Weighted average shares outstanding increased to 56,132,000 outstanding for the three months ended September 30, 2002 from 50,500,000 outstanding for the three months ended September 30, 2001, mainly as a result of the acquisition by Eos of Discovery Toys in July 2001.

The net loss for the nine months ended September 30, 2002 increased by $7,119,000 to $7,868,000 from the net loss of $749,000 for the nine months ended September 30, 2001. The results for the nine months ended September 30, 2002 were also negatively impacted by the additional net loss generated by inclusion of Regal’s results, mostly due to the seasonality of its business and the increase in interest expense associated with its acquisition. Additional corporate overhead expenses of Eos of $857,000 also contributed to the consolidated loss. Additional interest expense of $4,983,000 incurred as a result of financing obtained to acquire Regal contributed to the negative impact. Basic loss per share increased by $0.12 to $0.14 for the nine months ended September 30, 2002 from $0.02 for the nine months ended September 30, 2001. The results for the nine months ended September 30, 2001 were impacted positively by the inclusion of $2,074,000 from the recognition of other income from the termination of an internet retailer sales and marketing agreement with Discovery Toys and the recording of the remaining deferred income resulting from the agreement. Weighted average shares outstanding increased to 56,132,000 outstanding for the nine months ended September 30, 2002 from 33,500,000 outstanding for the nine months ended September 30, 2001, primarily as a result of acquisition by Eos of Discovery Toys in July 2001.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2002, the Company used approximately $14.6 million of cash in operating activities, primarily due to operating losses incurred during the period, seasonal buildup of inventory purchases for anticipated sales, sales consultant compensation liabilities and the impact of seasonality on the business where it historically incurs operating losses during the first three quarters of each year.

At September 30, 2002, the Company had negative working capital of approximately $5.4 million, compared to $8.4 million of positive working capital at December 31, 2001. Working capital was negatively impacted by the use of cash to support operating losses for the nine-month period, the accrual of interest and warrant expenses related to short-term borrowings, the reclassification of a note payable to Avon Products, Inc. from a long-term liability to a current liability, and a normal seasonal buildup of inventory.

Eos must raise additional capital to continue to successfully execute its new strategy as a holding company of consumer products companies. Both Discovery Toys and Regal are highly seasonal businesses that may require additional borrowings from their respective primary lenders to meet seasonal operating cash requirements through the fourth quarter of 2002.

The Company’s operations are constrained by an insufficient amount of working capital. At September 30, 2002, the Company had negative working capital of $5,363,000. The Company has experienced negative cash flows and net operating losses for the three and nine-month periods ended September 30, 2002. Due to the seasonal nature of the Company’s business, the Company expects to generate positive operating cash flows during the fourth quarter of 2002. However, there can be no assurances that future income will be sufficient to fund future operations, as discussed above. Eos has short term notes in the amount of $3.0 million payable to Weichert and $3.5 million payable to DL Holdings, plus accrued interest, which were to become due August 14, 2002, but which have been extended and will become due November 30, 2002. Eos must raise sufficient capital or arrange additional financing terms by November 30, 2002 to satisfy these obligations, or arrange with its creditors to defer these obligations. The Company is subject to restrictions imposed by lenders and certain note holders of its subsidiaries that limit advances that Discovery Toys and Regal may make to Eos to cover Eos’ corporate overhead and operating expenses. There can be no assurance that operating cash flows generated from future sales will be sufficient to fund Eos’ or the Company’s operations. Further, there can be no assurance that additional financing will be available to the Company to fund its operations. For these reasons, there is uncertainty as to whether the Company can continue as a going concern beyond November 30, 2002. The Company’s independent auditors indicated that substantial doubt exists as to the Company’s ability to continue to operate as a going concern in their report included in the Company’s 2001 Annual Report filed on April 10, 2002 with the SEC on Form 10-K.

In connection with the issuance of short-term notes in December 2001, Eos issued warrants to purchase an aggregate of 2,600,000 shares of the Eos’ common stock to the short-term note holders. Because Eos’ short-term notes were not repaid by their original maturity date of April 13, 2002, Eos incurred $1,170,000 of expense associated with an increase in the price at which the holders may sell or put their warrants back to Eos during the second quarter of 2002. Since Eos did not repay these short-term notes and was unable to exercise its call option and repurchase the warrants issued to the note holders by August 14, 2002, it incurred an additional $780,000 of expense in the third quarter of 2002, associated with an increase in the redemption value of the warrants following this date. If the lenders do not waive their rights under the Registration Rights Agreement, between the Company, Weichert, and DL Holdings dated December 14, 2001, as amended, and all amounts due under the notes are not repaid in full by December 9, 2002 the Company would be required to issue to the note holders warrants to purchase an aggregate of 16,667 shares of common stock per day until the notes are fully repaid. These warrants would be immediately exercisable and would have an exercise price of $0.01 per share, with a repurchase price of $0.50 per share.

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

Failure to negotiate satisfactory agreements with its lenders to meet Eos operating cost requirements and seasonal financing requirements of Discovery Toys and Regal or the failure to secure additional financing or sources of capital to meet its corporate overhead expenses and the repayment of the short term notes could result in the cessation of operations, or an involuntary bankruptcy of Eos or one or more of the subsidiaries.

Under existing line of credit agreements and given borrowing base restrictions in effect on September 30, 2002, Discovery Toys had funds available for borrowing of $1,386,000, Regal had funds available for borrowing of $1,715,000 and Eos had funds available for borrowing of $150,000.

In August 2002, Discovery Toys entered into a standby letter of credit agreement not to exceed $600,000 in connection with its credit card processing service agreement with Paymentech, LP. This letter of credit is valid until July 31, 2003 and was issued to ensure performance against credit card purchases for Discovery Toys products. As of September 30, 2002 no funds have been drawn in honor of this agreement.

In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000. The line of credit expires on the earlier of August 19, 2003, or on demand. As of September 30, 2002, Eos had drawn funds against the line of credit of $350,000 with payments of interest due only.

Failure by the Company to have adequate liquidity to meet its corporate overhead expenses could result in failure to pay the salary of its chairman, Peter Lund. With the employment agreement in effect on September 30, 2002, such a failure would have constituted a constructive termination, which would require payment of Mr. Lund’s deferred compensation in the amount of $3.0 million. In October, 2002 Eos entered into an amended employment agreement with its chairman, Mr. Lund, revising his annual salary and reducing the risk of failure to pay the chairman’s salary which could potentially require payment of Mr. Lund’s deferred compensation of $3.0 million. The amended employment agreement revised Mr. Lund’s deferred compensation from $3.0 million of deferred bonus to an award of non-qualified stock options, subject to shareholder approval, with a 10 year term and exercise price and grant date to be determined contingent upon Eos securing a minimum level of additional financing and eliminated Eos’ potential requirement to make such $3.0 million deferred compensation payment to Mr. Lund.

Management is also actively pursuing new sources of financing which may include additional sales of Eos’ securities to provide sufficient cash to meet Eos’ short term debt requirements, provide additional working capital and fund future potential acquisitions. There can be no assurance that any new sources of financing will be available on terms acceptable to Eos, if at all.

Accounting Pronouncements Issued but Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria under generally accepted accounting principles for extraordinary classification. SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

Risk Factors

If the Company’s short-term bridge note holders do not waive their rights under the Registration Rights Agreement between the Company, Weichert, and DL Holdings dated December 14, 2001, as amended, and all amounts due under the notes are not repaid in full by December 9, 2002, the Company would be required to issue to the note holders additional warrants to purchase an aggregate of 16,667 shares of common stock per day until the notes are fully repaid. These additional warrants would be immediately exercisable and would have an exercise price of $0.01 per share, with a repurchase price of $0.50 per share. The Company’s issuance of these additional warrants would have a dilutive effect on the interests of existing shareholders, and no assurance can be provided that the Company’s assets would be sufficient to repurchase these warrants if so required.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

FOREIGN CURRENCY EXCHANGE RISK. We use the U.S. dollar as our functional currency, except for our Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. dollar denominated assets and liabilities held by Regal, are re-measured into the Canadian dollar functional currency using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured using average exchange rates in effect during each period. Gains or losses arising from the remeasurement of monetary assets and liabilities are reflected in the Company’s statements of operations in the period they occur. For consolidation purposes, Regal’s financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using monthly rates for revenues and expenses. Gains and losses arising from the translation of assets and liabilities are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders’ equity.

     Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. suppliers by Regal, our Canadian subsidiary. Currently, approximately 70% of Regal's inventory purchases are denominated in U.S. dollars. At September 30, 2002, current liabilities of $785,000 related to inventory purchases were denominated in U.S. dollars.

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

To mitigate these risks, Regal began to use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its non-Canadian balance sheet exposures during the three months ended March 31, 2002. The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. However, the Company does not qualify for hedge accounting in accordance with SFAS 133. Accordingly, gains and losses on hedge contracts are recorded as other income based on fair value of the contracts. The Company has not designated any of its forward currency exchange contracts as hedges.

At September 30, 2002, Regal had no outstanding forward currency exchange contracts and therefore no notional value on contracts to buy U.S. dollars. These contracts, thus, have no fair value as of September 30, 2002. An increase in the fair value of its derivative contracts of $57,000 has been recorded as a component of other income in the statement of operations for the three months ended September 30, 2002. For the nine months ended September 30, 2002 the Company realized no net effect to other income from changes in the fair value of its forward currency exchange contracts. As we build up our inventory for fourth quarter sales through purchases made in the first three quarters of the year, Regal will implement forward currency exchange contracts again next year when seasonal inventory demands dictate the prudent use of such contracts.

A hypothetical 10% decrease in the value of the Canadian dollar at September 30, 2002 would have had no adverse impact on our reported results of operations related to the remeasurement of payables denominated in U.S. dollars, net of estimated mitigating effects of forward currency exchange contracts outstanding. This same hypothetical 10% decrease in the value of the Canadian dollar at September 30, 2002 would not have had a significant negative effect on our reported gross margin since the majority of our sales for the three months ended September 30, 2002 were from inventory purchased in earlier periods.

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

ITEM 4.  Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures in the 90 days prior to the date hereof, the Company’s principal executive officer and principal financial officer have determined that such controls and procedures are effective. No significant change has occurred in the Company’s internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Title

10.100	Agreement dated as of October 21, 2002 between Eos International, Inc. and Peter A. Lund

10.101	Agreement dated November 8, 2002 by and between Eos International, Inc., Weichert Enterprises, LLC, and DL Holdings I, LLC.

(b)	Reports on Form 8-K.

On August 14, 2002, Eos furnished a current report on Form 8-K to the SEC disclosing information under Item 9 - Regulation FD Disclosure, and on August 28, 2002, Eos filed with the SEC a current report on Form 8-K reporting events under Item 5 - Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2002	EOS INTERNATIONAL, INC. By: JAMES M. CASCINO —————————————— James M. Cascino Chief Executive Officer (Principal Executive Officer)

DATE: November 13, 2002	EOS INTERNATIONAL, INC. By: JACK B. HOOD —————————————— Jack B. Hood Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

22

CERTIFICATION I, James M. Cascino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eos International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	JAMES M. CASCINO —————————————— James M. Cascino President and Chief Executive Officer

23

CERTIFICATION I, Jack B. Hood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eos International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	JACK B. HOOD —————————————— Jack B. Hood Chief Financial Officer and Treasurer

24

EXHIBIT INDEX

Exhibit No	Title

10.100	Agreement dated as of October 21, 2002 between Eos International, Inc. and Peter A. Lund.

10.101	Agreement dated November 8, 2002 by and between Eos International, Inc., Weichert Enterprises, LLC, and DL Holdings I, LLC.