Form 10-K
period 2002-12-31
EOS INTERNATIONAL INC
filed 2003-03-31
CIK 791398

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-15586

EOS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1373960
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

888 Seventh Avenue, 13th Floor, New York, New York 10106

(Address of Principal Executive Office, including Zip Code)

(212) 887-6869

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $14,076,149.

As of March 17, 2003, 88,020,099 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2003 annual meeting of stockholders are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.    BUSINESS

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “can be”, “expects”, “may affect”, “may depend”, “believes”, “estimate”, “project”, and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Eos International, Inc. (“Eos”) cautions you that any forward-looking information provided by or on behalf of Eos is not a guarantee of future performance. Eos’ actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Eos’ control, including (i) the volatile and competitive nature of the consumer products and direct selling industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Eos’ business, (iv) the ability of Eos to attract and maintain relationships with its independent sales forces, (v) intellectual property and other claims, (v) Eos’ ability to successfully implement and execute its acquisition strategies, (vi) Eos’ ability to maintain its relationships with its customers and (vii) Eos’ ability to raise additional sources of financing or capital to satisfy its operating expenses and working capital needs in addition to the risks described below in Item 1—Business and in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed in Eos’ other public filings. All such forward-looking statements are current only as of the date on which such statements were made.

General

Eos International, Inc. (“Eos”) is a holding company owning capital stock of product marketing companies focusing on direct sales of consumer products through independent contractors. Eos was originally formed in 1984 under the name “GHS Acquisition Corp.,” subsequently changed its name in 1984, 1988, 1999 and, and on December 31, 2001 changed its name from dreamlife, inc. to Eos International, Inc. following Eos’ July 18, 2001 acquisition of Discovery Toys, Inc. (“Discovery Toys”), a California corporation. As a result of Eos’ acquisition of Discovery Toys, Discovery Toys became a wholly owned subsidiary of Eos and the former shareholders of Discovery Toys became the majority stockholders of Eos in a transaction accounted for as a reverse merger. Discovery Toys offers educational toys, games, books and software designed to offer high educational quality, play value, durability and safety with a focus to grow a child’s natural interest, developmental level, and evolving learning style. Discovery Toys products are sold by approximately 30,000 independent educational consultants in the United States and Canada. On December 14, 2001, Eos acquired an 85% interest in Regal Greeting and Gifts, Inc. (“Regal”), a Canadian Corporation. Regal offers unique value-priced gifts, stationery, household, kitchen, garden and seasonal items that can be differentiated from competitive products either by design, price or personalization. Regal products are purchased by over 400,000 independent sales representatives in Canada. Eos and its subsidiaries are collectively referred to as the “Company.”

Our Recent Company History and Liquidity Position

On July 18, 2001, Eos consummated a reverse merger with Discovery Toys by which Eos acquired all of the outstanding capital stock of Discovery Toys. The consideration paid by Eos for the acquisition of Discovery Toys was determined through arms-length negotiation by the management of Eos and the majority stockholders of Discovery Toys. The transaction has been accounted for as a reverse merger with Discovery Toys as the accounting acquirer. The historical financial results for periods prior to July 18, 2001 reflect the financial position and operations of Discovery Toys only as restated. Outstanding common shares of Discovery Toys have been retroactively adjusted for all periods to give effect to the recapitalization. See the Notes to the Consolidated Financial Statements included herein.

On December 14, 2001, Eos purchased 85% of the assets of the Regal Greetings & Gifts division of MDC Corporation, Inc. (“MDC”) an Ontario Corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). The purchase price and nature of the consideration paid in the acquisition were determined through arms-length negotiation. The acquisition was accounted for as a purchase.

On January 14, 2003, Eos acquired all of the outstanding stock of I.F.S. of New Jersey, Inc. (“IFS”). IFS sells product based fundraising packages and services to schools and non-profit organizations across the United States and the Caribbean. The consideration paid by Eos for the acquisition of IFS was determined through arms length negotiation by only the independent board members of Eos and the majority stockholders of IFS. Eos and IFS share certain common officers, directors and stockholders. The purchase price consisted of 15,998,001 shares of Eos common stock and 1,000 shares of Eos Series E Junior Convertible Preferred Stock. The acquisition was accounted for as a purchase.

Concurrent with the acquisition of IFS, Eos raised gross proceeds of $7.5 million through a private equity offering of 15,000,000 shares of Eos common stock and issued 900,000 shares of Eos common stock as a placement fee. Eos exchanged its short-term bridge notes payable totaling $6.5 million and accrued interest payable of $896,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which require the Company to pay a 13% annual dividend upon redemption. Eos exchanged old warrants to purchase an aggregate of 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the bridge lenders’ put rights on the old warrants totaling $2.3 million were eliminated. As a result of the above transactions, Eos’ outstanding common increased from 56,132,098 shares at December 31, 2002 to 88,020,099 shares on January 14, 2003. See the Notes to Consolidated Financial Statements included herein.

As a result of the IFS acquisition and financing transactions that occurred on January 14, 2003, Eos on a stand alone basis improved its working capital by $13.1 million, resulting in total positive working capital of $1.7 million. Of the $3.5 million of cash retained from Eos’ $7.5 million private equity offering after repayment of Eos’ short-term bridge notes, all must be used for general corporate purposes, of which $1.2 million may only be spent on specific items as defined in the agreement with Eos’ former short-term bridge lenders. Improvements to the working capital and cash position of Eos on a stand alone basis is significant because the operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal and IFS. Consolidated working capital as of January 14, 2003 increased by approximately $17.3 million, from $4.1 million to over $21 million.

Direct Sales Industry Overview

Direct selling is the sale of a consumer product or service in a face-to-face manner that is not performed in a fixed retail location. Most direct sellers act as independent contractors; sales agents work on their own schedules, and their earnings are in direct proportion to their efforts. The strength of direct selling lies in its tradition of independence, service to consumers and the spirit of entrepreneurs. Direct selling provides accessible business opportunities to persons looking for alternative sources of income, and whose entry is generally restricted by gender, age, education or previous experience. Around the world a substantial majority of direct sellers are women, and most work in their direct selling businesses on a part-time basis. A very small percentage of direct sellers are employees of the companies whose products they sell. In many cases, direct selling opportunities develop into a fulfilling career for those who achieve success and choose to pursue their independent direct selling business on a full-time basis.

The Direct Selling Association reports that direct selling has doubled in the United States in the last decade to nearly $25 billion in sales and $82 billion worldwide. Approximately 55% of Americans have purchased goods or services through direct sales and 45% of Americans show a willingness to purchase through direct sales.

Myriad social and economic trends point towards growth for the direct selling industry. The number of households is growing. Greater numbers of people are working from home, searching for financial stability, planning for early retirement and examining ways to increase their leisure time. Direct selling allows people to set flexible hours, work from home and earn compensation in proportion to their efforts.

Consumer trends point to an increasing preference for the convenience of buying via direct sellers. Direct sellers assist consumers by bringing welcomed product variety directly to their doorstep in an efficient manner. This service is also beneficial for the growing elderly population, who often experience decreased mobility which restricts them from shopping extensively and frequently.

EOS’ Product Lines

Eos operates three distinct direct selling companies: Discovery Toys, Regal and IFS.

Discovery Toys is a multi-level direct selling company offering approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants (“ECs”) in the United States and Canada. Discovery Toys was founded in 1978. Discovery Toys’ principal offices are located in Livermore, California, and its geographic market primarily encompasses the United States and Canada. Sales of educational toys accounted for over 80% of Discovery Toys revenue during each of the last three fiscal years.

Regal is one of Canada’s largest direct selling and mail order distributors of greeting cards, gift-wrap, and innovative household and giftware items, offering up to 3,300 unique products per year. Founded in 1928 as the Regal Stationery Company, Regal initially operated as a commercial printer of greeting cards, gift-wrap and stationery. Regal introduced its consumer mail-order operations in the 1940’s. Regal sells its products through a network of over 400,000 independent sales representatives who in turn sell the merchandise to friends, family neighbors and co-workers. Regal also provides fundraising services to schools and non-profit organizations. Regal also distributes merchandise via its website and its 43 representative service centers (“RSCs”) located throughout Canada.

IFS is one on the largest direct marketing firms that sells product based fundraising packages and services to schools across the United States and Caribbean. In the school fundraising market, which represents 106,000 kindergarten through 12th grade (K-12) American schools, IFS works with approximately 12,000 of these schools annually. IFS sells its products and service through two channels of distribution: (i) direct sales through a national sales force of over 150 employed professionals, and (ii) through the Internet via its America’s Lemonade Stand e-commerce business. IFS, primarily through teachers and administrators, provides interested school children with IFS supplied products which they sell to friends, families and neighbors. IFS and the schools share the proceeds, with each school receiving 30% to 50% of the retail price of products sold.

Discovery Toys

Products.    Discovery Toys’ products consist of high quality educational toys, books and software which are developed and designed in-house or sourced from independent designers or vendors. Sales of toys represent over 80% of Discovery Toys’ revenues. Products are tested to ensure educational quality, play value, durability and safety. Products are categorized by age level with a focus to grow a child’s natural interests, developmental level, and evolving learning style. Discovery Toys introduces approximately 80 new products each year. Discovery Toys also sells catalogues and business forms to its sales representatives.

Sales Force.    Discovery Toys uses a force of independent sales representatives to sell and distribute its products to consumers. Representatives use printed catalogues and live product demonstrations given at hostess parties to promote product sales. Representatives purchase new Educational Consultant (“EC”) kits for their product demonstrations. Discovery Toys uses a multi-level marketing plan to provide career opportunities to parents and others who are recruited as educational consultants while providing them the flexibility of being an independent sales representative.

Catalogues.    Discovery Toys creates two major catalogues and distributes over three million copies annually, along with additional seasonal sales supplements. These catalogues are created by our in-house creative staff, which includes designers, writers and production personnel.

Product Sourcing.    Products are sourced domestically as well as from Asia and Europe. Discovery Toys uses approximately 80 vendors for product sourcing. Most foreign purchases are denominated in U.S. dollars. ABS plastics is the most used raw material in our product line and although pricing of this commodity fluctuates, we do not feel there are any significant current resource limitations regarding this material.

Order Fulfillment and Distribution.    Products are distributed from Discovery Toys’ automated warehouse facility in Livermore, California. Orders from educational consultants are received via phone, fax, mail and internet, fulfilled from inventory by its automated line and shipped to the educational consultants or party hostess for final distribution to the consumer. Inventory is maintained at Discovery Toys’ central warehouse and inventories are adjusted seasonally to meet sales demands. As of December 31, 2002, the backlog of sales consisted of $236,000 of product orders received but not shipped compared to $206,000 at December 31, 2001. All orders were shipped during the first quarter of fiscal 2003.

Internet Strategy.    In August 2002, Discovery Toys (www.discoverytoysinc.com) introduced its ecommerce web template which allows its representatives to each have a standardized but customizable web presence for accepting customer orders that are all linked to the Discovery Toys Home office. This system also supports customer toll-free direct phone ordering that allows each customer to be assigned an independent representative for commission purposes.

Regal Greetings & Gifts

Products.    Regal offers a unique mix of affordable products in seven primary product categories: Home Decorative, Stationery, Kitchen Items, Home Functional, Special Use Accessories, Children’s Products and Bathroom Items. Products range in price from $1.25 to $53.12 per item (approximately $2 to $85 CDN), with an average price point of $6.09 (approximately $9.75 CDN). Approximately 45% of merchandise offered each catalogue season is new, including new greeting card and gift wrap designs. Approximately 5% of the product line may be selected for customer personalization. Regal also sells a portion of its catalogues to its sale representatives.

Sales Force.    The majority of Regal’s sales are made through Regal’s network of independent sales representatives. Regal’s active registered representatives, that is, the number who have purchased in the prior twelve months, were in excess of 400,000 as of December 31, 2002. The majority of representatives are self-purchasers (meaning that they only buy for themselves). The remaining representatives sell Regal products to supplement family income or to support fund-raising activities for non-profit organizations, and they account for the majority of sales. Representatives are not required to satisfy any minimum sales targets, nor are they encouraged to actively recruit new representatives. Typically, 25% to 30% of active representatives have sold Regal’s products for less than one year. The Company believes that it has attracted a loyal representative following at Regal due to the low-pressure sales system, which is flexible, supportive, and family-oriented.

Representatives initiate the sales process by purchasing catalogues from Regal for distribution. Catalogues are sold to representatives on a sliding scale based on volume ordered and year-to-date earning level. Representatives use a variety of methods to distribute catalogues, including door-to-door catalogue drops and distribution at craft sales, flea market booths, recreational gatherings and in the workplace. Representatives collect orders from friends, family, neighbors and co-workers and then purchase the products directly from Regal at a discount. The rate of discount depends upon a representative’s individual sales volume, with the highest performing representatives receiving a 50% discount on merchandise. Representatives keep the difference between Regal’s published sale price and the discounted price. Representatives collect money at the time of order or upon delivery.

Catalogues.    Regal produces 6 major catalogues per year via its in-house creative department and distributes over 10 million copies annually. A typical catalogue features up to 700 unique products. Regal also produces special promotional flyers, usually in connection with the sale of excess inventory or leftover merchandise from the representative service centers. Catalogues are mailed only to Regal’s proprietary active registered representative list or in response to requests generated by Regal’s customer recruitment initiatives.

Product Sourcing.    Regal purchases approximately 70% of its merchandise from independent trading agents selling products on behalf of Asian-based manufacturers. Approximately 20% of the items (mainly greeting cards and gift wrap products) are manufactured in-house and approximately 10% of all items are sourced in Canada. All foreign purchases are made in U.S. dollars. Regal sources product from more than 40 vendors. Raw materials vary by product with paper being a significant resource for the business.

Order Fulfillment and Distribution.    Products are distributed from Regal’s warehouse in Mississauga, Ontario or from one of its 43 representative service centers. Sales representatives send their orders to Regal via phone, fax, mail, the Internet, or alternately visit one of Regal’s 43 representative service centers to purchase the merchandise. Regal maintains inventory at all of its 43 representative service centers and its main warehouse in Mississauga, Ontario. Inventories are adjusted to meet seasonal sales demand. Regal’s inventory includes more than 7,400 stock keeping units (“SKUs”). Backlog consisting of orders received but not shipped were approximately $12,000 at December 31, 2002 and $11,000 at December 31, 2001.

Internet Strategy.    Regal launched its Regal and Prime Deluxe websites (WWW.REGALGREETINGS.COM and WWW.PRIMESDELUXE.COM respectively) in May 1999. The websites include the history of Regal, a comprehensive online catalogue, shopping capabilities for registered representatives, RSC locations, a list of representatives, information on becoming a representative and one-step registration for new representatives, as well as information on using Regal as a source of fundraising. Representatives can place online orders from any current catalogue and pay via Visa or Mastercard.

IFS

Products.    IFS’ products consist of costume jewelry, calendars, posters, specialty gift items, seasonal items and confectionery.

Sales Force.    IFS employs and contracts with over 150 direct sales staff throughout the United States and the Caribbean. These direct sales staff secure contracts with schools to utilize IFS products for fundraising programs. IFS products are sold by school children to their friends, families and neighbors. IFS provides incentive prize programs that provide student sellers with toys, cash, electronics and other age appropriate prizes.

Catalogues.    Products are displayed in attractive color brochures and inserts that are designed in-house. The students utilize the catalogues to secure orders.

Product Sourcing.    The products are bought from domestic suppliers and directly from around the world. The jewelry line is manufactured in the Far East.

Order Fulfillment and Distribution.    Products are distributed from IFS’ warehouse facility in Benicia, California. Orders from students are received via phone, fax, mail and internet, fulfilled from inventory shipped to the final consumer. Inventory is maintained at IFS’ central warehouse and inventories are adjusted seasonally to meet sales demands.

Competition

The markets for consumer products and the direct selling industry are both highly competitive. Direct selling companies compete for products, customers, and sales representatives.

Discovery Toys competes in the $20+ billion North American toy market. Discovery Toys competes on price and quality. Discovery Toys differentiates itself by offering a unique line of high quality educational toys. Regal competes in the Canadian value-priced consumer gift market and fundraising program market. Regal competes based on merchandising mix, price and convenience.

The Company competes for consumer product revenues with traditional forms of retail, direct selling companies, catalogue and mail order companies, internet retailers and fundraising companies Many of the Company’s competitors have longer operating histories, more experience in consumer products, significantly greater financial, product development and marketing resources, more liquid stock which can be used as a currency to acquire other companies, greater access to debt or equity capital, greater name recognition, and larger existing customer and independent sales force bases.

Traditional retail accounts for most sales in the toy and consumer product industries. Discount and specialty stores such as Wal-Mart, Toys “R” Us, and Zellers Inc sell similar product lines and compete with Regal and Discovery Toys on a price and value basis.

Specialty card stores such as Hallmark and Carlton Cards operate retail outlets across Canada which provide a wide selection of cards, ribbons and gift wrap compete with Regal.

Educational toy groups such as Leap Frog, Zany Brainy, and Imaginarium are also competitors of Discovery Toys.

The Company competes with other direct selling companies for representatives on various levels, including but not limited to, earnings opportunity, product selection, program flexibility and convenience. Avon Products, Inc., Tupperware Corp and Amway Corporation are amongst the largest direct selling companies with which the Company competes.

Non profit groups, such as schools and churches, often use fund raising programs to generate incremental funds for school initiatives. Regal products are sold for these purposes in Canada. Many fundraising competitors offer similar product lines, although their product selection is typically limited. Such companies are QSP, Inc., a subsidiary of the Reader’s Digest Association, Inc., Cherrydale, Sally Foster and Third Wave Fundraising. Regal competes on the basis of product selection, price and service.

Seasonality

The Company’s business is highly seasonal. Historically, revenues during the fourth quarter constitute approximately 40% to 50% of its annual revenues and substantially all of its net income has been realized during its fourth quarter, from October through December. The Company believes this is the general pattern associated with other toy and gift distributors. Discovery Toys and Regal and IFS have revolving lines of credit established with lenders to provide seasonal financing for their operations. Eos recognizes approximately 40-50% of its annual sales revenues in the fourth calendar quarter. Under existing line of credit agreements and given borrowing base restrictions in effect on December 31, 2002, Discovery Toys had funds available for borrowing of $1.5 million, Regal had funds available for borrowing of $3.2 million, and Eos had no funds available for borrowing.

Further discussion of the effect of seasonality upon revenues and income is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign operations

The Company markets its products primarily to customers in the United States of America and Canada. Revenues derived from customers located in the United States of America accounted for 39%, 88% and 94% for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues derived from customers located in Canada accounted for 61%, 12% and 6% for the years ended December 31, 2002, 2001 and 2000 respectively. The acquisition of Regal Greetings & Gifts Corporation, a Canadian corporation, in December 2001 accounts for the large shift in revenues from the United States of America to Canada between 2001 and 2002. Discovery Toys, had sales in Canada of approximately $3.1 million, $2.7 million, and $2.4 million in 2002, 2001 and 2000, respectively.

Significant customers

The Company enjoys a broad customer base and has no customers that represent more than 10% of its revenues.

Intellectual property, proprietary rights and domain names

The Company has obtained registration in the United States for certain of our tradenames and service marks, including “Discovery Toys,” and the Discovery Toys logo. “Regal Greetings and Gifts” is a registered tradename in Canada. In the opinion of management of the Company, the tradenames “Discovery Toys” and “Regal Greetings and Gifts” are of significant value because of their market recognition.

Research and development

The Company’s expenditures for research and development were immaterial during the past three years.

Environmental compliance

The Company has no future commitments for expenditures relating to environmental compliance and has not made any significant expenditures relating to such issues in the past two years.

Employees

At December 31, 2002 we had approximately 370 full-time employees consisting of 2 full-time employees of Eos, 78 full-time employees of Discovery Toys, and 290 full-time employees of Regal Greetings & Gifts Corporation There are no employees covered by collective bargaining agreements. At January 14, 2003, IFS had 337 full-time employees.

ITEM 2.    PROPERTIES

The Company is headquartered in New York, New York, where it leases approximately 2,400 square feet of space at 888 Seventh Avenue, 13th Floor. The original lease term was for one year ended November 2002 and is currently renewed on a month-to-month basis.

Discovery Toys operates a 180,000 square foot leased facility at 6400 Brisa Street, Livermore, California. The facility contains both warehouse space of approximately 150,000 square feet for storage and distribution and 30,000 square feet of office facilities. The lease expires in February 2004.

Regal occupies 45 locations across Canada in 8 provinces. Regal’s headquarters is located at 7035 Ordan Drive, Mississuaga, Ontario in a 237,065 square foot leased facility. The lease expires in 2009. The company also maintains a secondary headquarters in Quebec City, Quebec, consisting of a 2,987 square foot leased facility that includes a French speaking call center. There are 43 representative service centers in light industrial areas that average 6,600 square feet to supply representatives locally. The facilities total approximately 286,205 square feet and are all leased facilities. Management believes that these facilities are adequate for Regal’s needs.

IFS occupies a 141,000 square foot leased facility located at 5100 Park Road, Benicia, California. The facility contains both warehouse space of approximately 112,000 square feet for storage and distribution and 29,000 square feet of office facilities. The lease expires in October 2006.

ITEM 3.    LEGAL PROCEEDINGS

On November 6, 2002, the Company received correspondence from counsel to the Post Effective Date Committee in the Chapter 11 proceedings of eToys, Inc. in relation to fees paid by eToys to Discovery Toys, Inc. under a Merchandising and Promotion Agreement dated October 1, 1999. The letter requests repayment of approximately $1.2 million of fees paid under the contract as unearned. The Company has notified the counsel that eToys defaulted under the contract and forfeited such fees. The Company plans to vigorously defend its position, including the possibility of counterclaims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price of Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “EOSI.” The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2002	High	Low
First Quarter	$3.10	$2.95
Second Quarter	$3.00	$0.65
Third Quarter	$1.55	$0.45
Fourth Quarter	$0.70	$0.32

2001
First Quarter	$2.75	$0.94
Second Quarter	$1.06	$0.80
Third Quarter	$2.00	$0.90
Fourth Quarter	$3.20	$1.70

Historically, Eos common stock has not traded on a daily basis.

Holders

On March 17, 2003, the closing sale price of Eos common stock on the OTC Bulletin Board was $0.50 per share. There were 169 holders of record as of March 17, 2003. The total number of beneficial owners is estimated to be 1,000 as of March 17, 2003. As of March 17, 2003, Eos had 1,000 outstanding shares of Series D Preferred Stock held by two holders of record and 1,000 outstanding shares of Series E Junior Convertible Preferred Stock held by three holders of record.

Dividends

Eos has not declared or paid any cash dividends on its common stock. Eos intends to retain its future earnings, if any, to fund the development and growth of its business. Eos is required to pay cash dividends upon redemption of its Series D Preferred Stock at 13% annually. These shares of Series D Preferred Stock were issued in January 2003 in connection with the repayment of Eos’ short-term bridge notes.

Prior to the July 2001 recapitalization, Discovery Toys did not pay cash dividends in the year ended December 31, 2001.

Eos’ operating subsidiaries Discovery Toys and Regal have restrictions against making loans, advances, dividends and corporate overhead payments to Eos without lender approval. On March 18, 2002, the primary lender of Discovery Toys, PNC Bank, approved $50,000 in corporate overhead fees to be charged to Discovery Toys and paid to Eos. On April 26, 2002, Discovery Toys entered into an amendment of its loan agreement with PNC that permitted Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $250,000 until June 30, 2002 and an additional $150,000 during the remainder of 2002, for $400,000 in total during the year. Actual payments made during the 2002 from Discovery Toys to Eos were $250,000. The amendment allows payments of $300,000 during 2003 should certain conditions be met. Discussions are in process with the primary lenders of Regal, The Bank of Nova Scotia and RoyNat, to attempt to negotiate additional corporate overhead charges to be billed to Regal and paid to Eos similar to those being negotiated for Discovery Toys.

Recent Sales of Unregistered Securities

During the fourth quarter of the year ended December 31, 2001, Eos issued short-term bridge notes and warrants to purchase its common stock to two investors, in each case in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving a public offering, as set forth below. Based on discussions with and representations made by such investors, Eos reasonably believes that each such investor was an accredited and/or sophisticated investor. Eos granted to each investor access to information on the Company necessary to make an informed investment decision.

The short-term bridge notes were issued by Eos to DL Holdings I, LLC and Weichert Enterprise LLC in the principal amounts of $3,500,000 and $3,000,000 respectively. These notes bore interest at the rate of 13% per annum and originally matured on April 13, 2002, at which time all principal and interest was to be due. CYL Development Holdings, LLC, a principal stockholder of Eos, is also a non-voting member of DL Holdings I, LLC. Eos agreed to use its best efforts to grant, or cause to be granted, to DL Holdings I, LLC and Weichert Enterprise LLC, a perfected security interest in all of its assets and other property and any of its subsidiaries that have been or are available to be granted as collateral. Eos has not granted such security interests to DL Holdings I, LLC or Weichert Enterprise LLC because it is currently prohibited from granting security interests by the loan arrangements between its subsidiaries and their respective lenders.

DL Holdings I, LLC and Weichert Enterprise LLC were originally granted warrants to purchase 1,400,000 and 1,200,000 shares of common stock of Eos, respectively, in connection with the issuance of the short-term bridge notes. The warrants were originally exercisable at the price of $2.95 per share for a five year period commencing on April 14, 2002. Both DL Holdings I, LLC and Weichert Enterprise LLC were granted demand and “piggyback” registration rights on the shares of common stock of Eos underlying the warrants.

The holders of the warrants had a put right with respect to the shares of common stock of Eos underlying the warrants, commencing on the date upon which all of the amounts owing under the short-term notes have been paid in full. This right allowed the holders of the warrants to sell to Eos all or a portion of the warrants at $0.15 per share, if the put right was exercised before April 14, 2002, $0.45 per share, if the put right was exercised after April 14, 2002 but before August 14, 2002, and $0.90 per share if the put right was exercised after August 14, 2002. Eos had a call right with respect to the shares of common stock underlying the warrants at any time during the 90 day period commencing on the date upon which all amounts owing under the short-term notes had been paid in full. The call right allowed Eos to purchase from the holders of the warrants, at a price of $0.15 per share, if the call right was exercised before April 14, 2002, $0.45 per share, if the call right was exercised after April 14, 2002 but before August 14, 2002, and $0.90 per share if the call right was exercised after August 14, 2002, a number of shares of common stock of Eos equal to 75% of the total number of shares of common stock into which such warrant holder’s warrants were exercisable on the date of their issuance, less the number of shares of common stock underlying the warrants of such holder that have been repurchased pursuant to the put right discussed above. The put rights on the warrants were not exercised by August 14, 2002 and the Company recognized an additional $1,950,000 of expense associated with the increase in the value of the puts through August 30, 2002. Furthermore, the Company had originally committed to issue an aggregate of 16,667 warrants to purchase common stock per day at $0.01 per share if the bridge loans were not repaid in full at December 9, 2002. The Company negotiated for successive extensions for the commencement of the penalty warrants from December 9, 2002 to December 31, 2002 and January 31, 2003.

If all amounts owing under the short-term notes were not paid in full on or prior to December 9, 2002, Eos had agreed to issue to DL Holdings I, LLC and Weichert Enterprise LLC on such date and on each 30th day following such date that such payment has not occurred, warrants to purchase an aggregate of 16,667 shares of common stock of Eos (53.8461% to DL Holdings I, LLC and the balance to Weichert Enterprise LLC) for each day after December 9, 2002 that all amounts owing under the short-term notes remained unpaid. The exercise price for these warrants would have been $0.50 per share. On November 27, 2002, Eos entered into amended agreements with the short-term bridge lenders to further extend the maturity dates of the bridge notes to December 31, 2002 and to extend the date to issue the additional warrants until January 1, 2003. On December 30, 2002, Eos entered into amended agreements with the short-term bridge lenders to extend the maturity date of the notes to January 31, 2003 and the date to issue additional warrants to the short-term bridge lenders until January 31, 2003.

On January 14, 2003, Eos exchanged its short-term bridge notes payable totaling $6,500,000 plus accrued interest payable of $896,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock which require the Company to pay a 13% annual dividend upon redemption. Eos exchanged the old warrants to purchase 2,600,000 shares of common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock. The exercise price is $0.25 per share for a five year period ending January 2008. As a result of this exchange, all put rights on the old warrants totaling $2.3 million were eliminated.

The Series D Preferred Stock, $0.01 par value, issued by Eos to its former short-term bridge lenders in connection with Eos’ refinancing of its short-term bridge notes, has no voting rights, and the consent of the holders of Series D Preferred Stock is not required for taking any corporate action, except as required by law or as specifically provided in the Certificate of Designations of the Series D Preferred Stock. Shares of Series D Preferred Stock are redeemable by Eos at its option and, under certain circumstances, are mandatorily redeemable. The terms of the Series D Preferred Stock restrict certain dividend distributions to holders of Eos common stock or preferred stock ranking junior to the Series D Preferred Stock.

On January 14, 2003, Eos completed a $7.5 million private equity offering of 15,000,000 shares of Eos common stock at a purchase price of $0.50 per share. The agreement with Eos’ former short-term bridge lenders relating to the issuance of the Series D Preferred Stock specifies that $3,500,000 must be retained for general corporate purposes, of which $1,200,000 may only be used for the compensation of Eos’ chief executive officer, chief financial officer, or accounting staff or consultants; specified recruiting fees; costs related to acquisitions of businesses; costs related to the refinancing of debt; costs related to investment banking services; payments to avoid default on any debt; and any other expenditures agreed upon by Eos and its former short-term bridge lenders. Should these funds not be expended for such purposes by July 4, 2004, such funds would be restricted for redemption of the Eos Series D Preferred Stock. Eos issued 900,000 shares of Eos common stock to Allen & Company for serving as placement agent in connection with the private equity offering.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data presentation of consolidated financial statements should be read in conjunction with “Management’s Discussion of Financial Condition and Results of Operations” and our financial statements and notes to those statements and other financial information included elsewhere in this report.

	(dollars in thousands, except per share amounts)
	Year Ended			Jan. 15, 1999 to Dec. 1999(1)(2)	Year Ended Dec. 31, 1998(1)(2)
	Dec. 31, 2002	Dec. 31, 2001(1)	Dec. 31, 2000(1)
					(Unaudited)
Statements of Operations Data:
Revenues (3)(4)	$95,001	$44,280	$40,131	$39,673	$35,284
Cost of revenues (3)	51,639	25,920	24,190	23,407	12,617
Gross profit (4)	43,362	18,360	15,941	16,266	22,667
Selling, warehousing and operations, and general & administrative expenses (4)	42,216	18,150	16,546	15,831	25,017
Amortization of negative goodwill (5)	—	(525)	(525)	(525)	—
Operating profit	1,146	735	(80)	960	(2,350)
Interest income (expense), net	(6,957)	(957)	(44)	(218)	(201)
Other income (expense) (6)	93	2,030	457	(10)	(1,506)
Provision for income taxes	765	59	6	—	(636)
Minority interest	(94)	(9)	—	—	—
(Loss) earnings before cumulative effect of change in accounting principle	(6,577)	1,740	327	732	(3,421)
Cumulative effect of a change in accounting principle (7)	3,674	—	—	—	—
Net (loss) earnings attributable to common stockholders	(2,903)	1,740	327	732	(3,421)
Basic and diluted (loss) earnings per share before cumulative effect of change in accounting principle	$(0.12)	$0.04	$0.01	$0.02	$(0.09)
Basic and diluted net (loss) earnings per share	$(0.05)	$0.04	$0.01	$0.02	$(0.09)
Weighted average shares of common stock outstanding used in computing basic net income per share (8)	56,132	45,900	38,300	39,000	39,000
Weighted average shares of common stock outstanding used in computing diluted net income (loss)per share (8)	56,132	46,007	38,300	39,000	39,000
Dividends per share	$—	$—	$0.03	$—	$—

	As of December 31,
	2002	2001(1)	2000(1)	1999(1)	1998(1)(2)
					(Unaudited)
Balance Sheet Data:
Cash & cash equivalents	$8,358	$10,782	$10,927	$10,500	$455
Working capital (9)	4,138	8,369	8,162	8,201	(5,997)
Total assets	41,750	43,008	16,824	16,895	9,142
Long-term debt	15,973	18,891	4,631	3,379	—
Long-term redeemable warrants	1,369	977	—	—	—
Stockholders’ equity (deficit)	(5,544)	(5,746)	352	1,537	(3,625)

(1)	Due to a reverse merger completed on July 18, 2001 between Eos and Discovery Toys, results for periods prior to that date reflect the financial position and operations of Discovery Toys only.

(2)	Prior to January 14, 1999, Discovery Toys was a division of Avon Products, Inc.

(3)	1998 results do not reflect the increases in revenues and cost of revenues required in connection with our adoption of EITF 00-10, “Accounting for Shipping and Handling Revenues and Costs,” which requires fees billed to customers associated with shipping and handling to be classified as revenues, and costs associated with shipping and handling to be classified as cost of revenues. Shipping and handling revenue and expenses were netted in selling, warehousing and operations, and general and administrative expenses in 1998.

(4)	1998 results do not reflect the reductions in revenues and selling expenses required in connection with our adoption of EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer” which requires that discounts offered to the company’s sales representatives be classified as a deduction to revenue rather than a selling expense.

(5)	2001, 2000, and 1999 results include amortization of negative goodwill in the amount of $0.5 million associated with the excess of the fair value of the net assets over the purchase price resulting from the recapitalization of Discovery Toys in January 1999.

(6)	2001 and 2000 results include revenues from a merchandising agreement with a former internet retailer of $2.1 million and $0.4 million, respectively.

(7)	2002 results include cumulative effect of a change in accounting principle of $3.7 million required in connection with our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires unamortized negative goodwill to be recorded as a cumulative effect of a change in accounting principle.

(8)	Shares have been converted to reflect equivalent shares outstanding subsequent to the July 18, 2001 recapitalization.

(9)	Working capital is defined as current assets minus current liabilities. 2002 results include a $2.3 million liability for redeemable warrants.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Overview

The following discussion and analysis refers to Eos International, Inc. (“Eos”), formerly “dreamlife, Inc.,” a Delaware corporation, and all of its operating subsidiaries on a consolidated basis, including Discovery Toys, Inc. (“Discovery Toys”) and Regal Greetings & Gifts Corporation (“Regal”). All references to “we,” “us,” and “our” refer to Eos and its subsidiaries on a consolidated basis.

Our accompanying consolidated financial statements include the accounts of (i) Discovery Toys for all periods; (ii) Regal for the year ended December 31, 2002 and for the period from the date of acquisition, December 14, 2001, to December 31, 2001; and (iii) Eos for the year ended December 31, 2002 and for the period from the date of reverse merger with Discovery Toys, July 18, 2001, through December 31, 2001.

Eos, the parent company, is a holding company generating no revenues independent of amounts received from its subsidiaries, Discovery Toys and Regal.

Discovery Toys is a multi-level marketer of approximately 200 products, including toys, games, books, and software through a network of approximately 30,000 independent educational consultants (“ECs”) in the United States and Canada. Discovery Toys was founded in 1978. Discovery Toys’ principal offices are located in Livermore, California and its geographic markets primarily encompass the United States and Canada.

Regal is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers, including stationery, and household and giftware items. Regal sells its products through a network of over 400,000 independent sales representatives who in turn sell the merchandise to friends, family, coworkers and neighbors. Regal also distributes merchandise via its website and its 43 representative service centers located throughout Canada.

On January 14, 2003, Eos acquired I.F.S. of New Jersey, Inc. IFS is a consumer products-fundraising company. The results of IFS are not included in the consolidated financial statements for the year ended December 31, 2002. The consolidated financial statements for quarters ending after December 31, 2002 will include the accounts of IFS from the date of acquisition, January 14, 2003.

Eos Strategy

The Company’s mission is to increase revenues and return to stockholders through internal growth, acquisition and synergistic opportunities. Key elements of our strategy include:

Recruiting retaining, supporting and motivating independent sales representatives.    We expect to continue to expand our independent sales force network. We utilize a variety of incentive and motivational programs to drive increased revenue and to recruit and motivate independent sales representatives.

Expanding our cross-marketing efforts.    We intend to explore opportunities created by sharing access to products and product knowledge between subsidiaries.

Aligning our products, prices, promotions and places with our independent sales representatives.    We expect to offer additional products and catalogues, expand promotional opportunities and improve distribution access as business growth strategies dictate.

Acquiring additional brand-name direct sales organizations.    Discovery Toys is a well-known brand for high quality educational toys in both the U.S. and Canada. Regal is a household name in most of Canada for value-priced novelty gifts. We expect to continue to deliver the quality and price-point expected by the final purchaser to reinforce our brand name recognition. We intend to continue to pursue acquisitions of additional brand-name direct sales organizations.

Staying focused on first-rate customer service.    We expect to continue to improve and expand our back office systems and call center for order processing and shipping.

Leveraging larger volume discounts on product purchases and printed catalogues.    By combining volume from its operating companies, we expect to source larger product volumes from our suppliers and catalogue publishers. With increased purchases, we expect to negotiate better pricing.

Expanding fundraising programs in Canada.    We expect to continue to focus on Regal’s expansion into providing its products for school and charity fundraising purposes.

Expanding the diversity of our sales representatives to capture growth markets.    We intend to focus on expansion into the growing Hispanic, African American and Asian populations in the United States for our educational toys.

Consolidated incentive and training conferences.    We intend to explore opportunities to coordinate incentive and conference destinations to negotiate cost savings.

Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are as follows:

•	Revenue recognition and sales returns

•	Inventory valuation

•	Goodwill and other acquired intangible assets

•	Use of estimates

Revenue recognition and sales returns

Revenue is recognized when the product is delivered to the Company’s independent sales consultants. With respect to Regal, approximately 70% of its sales are made at representative service centers where delivery to the Company’s independent sales representatives occurs at the point of purchase. With respect to Discovery Toys’ sales and Regal’s non-service center sales, delivery generally occurs at the time of shipment, which is when legal title and risk of loss are transferred to the Company’s independent sales consultants. The Company records shipping and handling fees invoiced to the independent sales representatives as revenue. The Company records revenue for catalogues and business forms that are sold to independent sales consultants.

Independent sales consultants have limited rights to return product orders, and we record provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience.

We use cash incentive and promotional coupon awards to incent our independent sales representatives. Discovery Toys maintains an incentive bonus plan in which all independent consultants participate. Under the plan, consultants earn awards based on individual and team sales performance and other benchmarks. Awards are determined and accrued for on a monthly basis. Regal awards promotional coupons for product purchases on a periodic basis. These awards are reflected as a reduction of revenues in the period the awards are earned. Awards under the incentive bonus plan were $31,222,000, $8,964,000, and $7,545,000 for 2002, 2001, and 2000, respectively.

We provide coupons to buyers of our products and hostess volunteers that can be used towards future purchases of products. When coupons are provided in conjunction with the sale of products, we allocate the sales proceeds between the fair values of the products and the value of the coupon based on estimated redemption rates. Amounts attributable to the value of the coupon are deferred until the earlier of redemption of the coupon or expiration occurs. When coupons are provided as incentives to hostess volunteers, we accrue the value of the coupon based on estimated redemption rates as a reduction in revenue.

Inventory valuation

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

Effective in 2002, indefinite-lived intangible assets, including goodwill and tradename, are no longer amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair values. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. We did not record any impairment charges upon completion of our transitional impairment review in the second quarter of 2002 and our annual test in the fourth quarter of 2002. However, there can be no assurance that a review in 2003 may not result in a material impairment charge. Further, in 2002, negative goodwill was written-off as the cumulative effect of a change in accounting principle. As a result, the Company recorded a benefit of approximately $3.7 million on January 1, 2002 resulting from the write-off of unamortized negative goodwill.

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

In connection with our acquisition of Regal, we granted redeemable warrants to certain lenders from whom we obtained financing to acquire an 85% interest in the assets of Regal. The redeemable warrants issued to Eos’ short-term bridge lenders gave them the right to purchase shares of Eos common stock from us at a fixed price or to sell the warrants back to us at prices defined in the agreement. The redeemable warrants issued to the mezzanine lender gave them the right to sell either the warrants to purchase shares of Regal common stock or the shares of Regal common stock received after exercise of the warrants to Regal at prices defined in the agreement based on a multiple of historical earnings or other factors. The minority stockholder of Regal has the right to sell (put) its interest to Regal at a price based on a multiple of the historical earnings of Regal. The redeemable warrants granted to our lenders and the put rights granted to the minority stockholder have been recorded at fair value. The underlying valuations, which were determined through use of the Black Scholes Model, represent significant accounting estimates. The price at which the warrant holders and minority stockholder can sell their instruments back to us is a key variable in determining fair value with the Black Scholes Model. As the price in some instances is based, in part, on a multiple of the historical earnings of Regal, this variable, and therefore, our calculation of the fair value of these instruments is subject to change. Changes in the value of the warrants held by the short-term bridge lenders and the mezzanine lender are reflected as interest expense. Changes in the value of the minority stockholder’s put rights are reflected as changes in the carrying value of the minority interest.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in our consolidated statements of operations:

	2002	2001	2000
Revenues	100%	100%	100%
Cost of revenue	54	58	60

Gross profit	46	42	40

Operating expenses:
Sales and marketing	16	16	17
Warehousing and operations	13	8	7
General and administrative	16	17	17
Amortization of negative goodwill	—	(1)	(1)

Total operating expenses	45	40	40
Operating earnings	1	2	—
Interest (expense), net	(7)	(3)	—
Other income	—	5	1

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(6)%	4%	1%

Segment Results

As of December 31, 2002, Eos operates two strategic business units that provide differing products using different direct sales forces: Discovery Toys and Regal. Discovery Toys and Regal are managed separately because each business unit requires different employee skills, product development and marketing strategies. We evaluate the performance based on profit or loss from operations. Overhead costs associated with the Eos as the holding company are characterized as “Corporate.” Prior to 2001, we only operated through our Discovery Toys segment.

The following table sets forth the revenues, gross profit, and operating profit (loss) for our three segments for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001	Year Ended Dec. 31, 2000
Discovery Toys:
Revenues	$39,760	$41,825	$40,131
Cost of revenues	23,785	24,724	24,190

Gross profit	15,975	17,101	15,941
Gross margin	40%	41%	40%

Operating expenses:
Sales and marketing expenses	6,603	6,941	6,940
Warehousing and operations	2,776	2,964	2,899
General and administrative expenses	6,693	6,286	6,707
Amortization of negative goodwill	—	(525)	(525)

Total operating expenses	16,072	15,666	16,021
Operating profit (loss)	(97)	1,435	(80)

Regal:
Revenues	55,241	2,455	—
Cost of revenues	27,854	1,196	—

Gross profit	27,387	1,259	—
Gross margin (%)	50%	51%

Operating expenses:
Sales and marketing expenses	8,357	346
Warehousing and operations	9,426	374
General and administrative expenses	7,280	353	—

Total operating expenses	25,063	1,073	—
Operating profit (loss)	2,324	186	—

Corporate:
General and administrative expenses	1,081	886	—

Operating loss	(1,081)	(886)	—

Total:
Revenues	95,001	44,280	40,131
Cost of revenues	51,639	25,920	24,190

Gross profit	43,362	18,360	15,941
Gross margin (%)	46%	41%	40%

Operating expenses:
Sales and marketing expenses	14,960	7,287	6,940
Warehousing and operations	12,202	3,338	2,899
General and administrative expenses	15,054	7,525	6,707
Amortization of negative goodwill	—	(525)	(525)

Total operating expenses	42,216	17,625	16,021
Operating profit (loss)	$1,146	$735	$(80)

Year Ended December 31, 2002 Compared to Year Ended 2001

Revenues

We record revenues from product sales made to our independent sales representatives net of the cash incentives earned by these representatives under our incentive bonus plans and net of returns. Revenues include shipping and handling charges. Revenues also include catalogue sales and business form sales to our educational consultants at Discovery Toys. Revenues also include catalogue sales to approximately 6% of the sales representatives at Regal who order more than one catalogue per season. Revenues increased by $50,721,000, or 115%, from $44,280,000 in 2001 to $95,001,000 in 2002. This increase is primarily attributable to the $52,786,000 increase in revenues of Regal which we acquired on December 14, 2001, from $2,455,000 in 2001 to $55,241,000 in 2002. Regal Greetings & Gifts accounted for 6% of revenues in 2001 compared to 58% of revenues in 2002. Revenues of Discovery Toys decreased by $2,065,000, or 5%, from $41,825,000 in 2001 to $39,760,000 in 2002.

The 5% decrease in Discovery Toys’ revenues is attributable primarily to a $3.5 million decrease in product sales and shipping revenues attributable to a 3% decline in the number of active educational consultants and a 7% decline in the average number of orders received from active educational consultants from 2001 to 2002. Average order size increased slightly from 2001 to 2002. This decrease in product revenues was partially offset by reduced compensation incentives due to lower revenue volumes. New Educational Consultants are required to purchase Kits in order to demonstrate products at hostess parties. Sales of Kits are a primary measure of sales representative recruiting for our Company. Kit sales increased by almost $1 million in 2002 compared to 2001 in a continued effort to recruit new educational consultants by discounting the price of the new kits for the second year in a row. The number of new educational consultants recruited in 2002 increased by 20% compared to 2001. We believe that higher discounting led to increased purchases of the Kit in 2002 as a result of the excellent product value included as part of the Kit without generating new educational consultants that became active in selling for the company. Sales of new product kits to experienced educational consultants declined by $300,000 in 2002 compared to 2001 consistent with the decline in the number of active educational consultants.

During 2002, Discovery Toys implemented its internet ecommerce web template online ordering system to allow its educational consultants’ customers the convenience of ordering online. This innovation resulted in a decrease in catalogue sales and business center sales to our educational consultants of $200,000 in 2002 compared to 2001. Catalogue and business center revenue is expected to decline further in future years as more customers access the internet. We expect that product sales via the internet will increase in the future and exceed the decrease in catalogue and business center sales.

Discovery Toys plans to grow its revenues by specifically targeting new markets for educational consultants. Historically, Discovery Toy consultants have been well-educated stay-at home mothers living in more affluent areas. A key strategy is to attract mothers from the emerging Hispanic, African American and Asian populations in the United States. We will continue to focus on introduction of new recruiting programs and tools, making it easier for its educational consultants and customers to do business with Discovery Toys, and to develop and introduce new products.

If Regal had been acquired on January 1, 2001, 2001 full year revenues for Regal would have been $54.4 million compared to 2002 revenues of $55.2 million, an increase of $800,000, or 1%. Revenues from product sales increased by $4.1 million from 2001 to 2002, primarily driven by increased sales by fundraising representatives using the Gift Catalogue published for the October through December period. Furthermore, Regal advanced the Winter Catalogue by one week providing additional sales opportunity during the Christmas season. These revenue increases were offset by a $2.1 million increase in sales incentives given to our representatives that is attributable to both the increase in revenues as well as the relative increase in sales by our Club Prestige sales representatives who receive higher product discounts. Promotional discounts increased by $400,000 due to increased marketing activity. Finally, the change in the foreign exchange rate between the U.S. and Canadian dollar negatively impacted revenues by $800,000.

Cost of revenues and gross profit

Cost of revenues consists of cost of products, printing costs of catalogues and variable labor and freight charges. A portion of Regal’s catalogue printing and shipping costs are also classified as sales and marketing expense as the majority of its catalogues are distributed free of charge. Consolidated cost of revenues increased by $25,719,000, or 99%, from $25,920,000 in 2001 to $51,639,000 in 2002, primarily attributable to the $26,658,000 increase in cost of revenues from 2001 to 2002 of Regal which was acquired on December 14, 2001. Cost or revenues at Discovery Toys decreased by $939,000, or 4%, from $24,724,000 in 2001 to $23,785,000 in 2002, corresponding to lower revenues of $2,065,000 in 2002 compared to 2001, although gross margin declined slightly from 41% of revenues in 2001 to 40% in 2002. Consolidated gross margin increased from 41% of revenues in 2001 to 46% of revenues in 2002, primarily attributable to the large increase in higher margin revenues for Regal. Regal accounted for 6% of revenues in 2001 compared to 58% of revenues in 2002. Regal’s gross margin in 2002 was 50% compared to Discovery Toy’s gross margin of 40%. Regal’s higher margins are achieved through higher markup on products and minimal low margin shipping revenues as the majority of Regal product is distributed at the representative service centers which are classified as warehousing and operations expenses, offset by comparatively higher sales incentives that are classified as a reduction of revenue.

The decrease in gross margin at Discovery toys from 41% of revenues in 2001 to 40% of revenues in 2002 is primarily due to higher discounting on products to stimulate sales, including lower unit prices for educational consultant kits to attract new consultants, offering 50% more hostess free products, and a promotional sale on new products not included in the new product Kit.

Gross margin at Regal for 2002 was 50% compared to gross margin for the period from December 14, 2001 to December 31, 2001 of 51%. The slight decline from 2002 to 2001 is primarily due to lower margins achieved on shipping revenues.

Regal attempts to identify products that will allow for adequate markup to support its earning opportunity for its sales representatives, provide excellent perceived value to its end customers, and support its margin requirements needed for the operation of its representative service centers (distribution centers) for the convenience of its sales force. Regal also sells products at its distribution centers that are not in its current catalogues as a method to reduce excess inventories and generate more sales activity at its distribution centers.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs in our marketing organizations which select our products and product mix and develop our catalogues, as well as costs for non-cash incentives for our sales representatives, and credit card processing and bad debt expenses. Sales and marketing expenses for Regal also include costs to publish and distribute mail-order catalogues free of charge. Our sales and marketing expenses increased $7,403,000, or 102%, from $7,287,000 in 2001 to $14,960,000 in 2002. This increase is primarily attributable to the $8,011,000 increase in sales and marketing expenses for Regal in 2002 which we acquired on December 14, 2001. The sales and marketing expenses for Discovery Toys decreased by $338,000, or 5%, from $6,941,000 in 2001 to $6,603,000 in 2002 as Discovery Toys continued to focus on cost control.

Warehousing and operations expenses

Warehousing and operations expenses consist primarily of the facilities and personnel and related costs for our warehouses and representative service centers. Warehousing and operations expenses increased by $8,864,000, or 266%, from $3,338,000 in 2001 to $12,202,000 in 2002. This increase is primarily attributable to the $9,052,000 increase in 2002 warehousing and operations expenses for Regal which was acquired on December 14, 2001. Warehousing and operations expenses for Discovery Toys decreased by $188,000, or 6%, from $2,964,000 in 2001 to $2,776,000 in 2002 as Discovery Toys continued to focus on cost control by subleasing some of its warehouse facility which reduced rent expense by $138,000 in 2002.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related costs of our finance and administrative organizations, as well as professional fees, insurance and regulatory compliance costs and amortization of a customer list. General and administrative expenses increased by $7,529,000, or 100%, from $7,525,000 in 2001 to $15,054,000 in 2002. This increase is primarily attributable to the $6,927,000 increase in 2002 general and administrative expenses for Regal which was acquired on December 14, 2001, which includes $1,282,000 of amortization expense for the acquired customer list and a $323,000 management fee paid to Eos by Regal which in turn was paid by Eos to a related party for consulting services related to Regal. General and administrative expenses for Discovery Toys increased by $407,000, or 6%, from $6,286,000 in 2001 to $6,693,000 in 2002, which includes a $250,000 management fee paid to Eos by Discovery Toys as well as executive severance. General and administrative expenses attributable to the operation of the Eos parent represented $195,000 of the overall increase. The 2002 results include a full 12 months of Eos operating expenses compared to 2001 results which excluded approximately six months of Eos operating expenses, or approximately $600,000 due to the effect of Eos’ reverse merger by which Eos acquired Discovery Toys on July 18, 2001. In addition to the $600,000 for six months additional expenses, Eos’ expenses were offset by a reduction in salary for Eos’ Chairman of the Board of $121,000, and management fees from Discovery Toys of $250,000. The inter-company management fees discussed above are eliminated in consolidation.

Amortization of negative goodwill

Amortization of negative goodwill represents the excess of the fair value of the net assets over the purchase price resulting from the recapitalization of Discovery Toys in January 1999. Eos was amortizing negative goodwill over a ten-year period using the straight-line method and we recognized $525,000 of income for amortization of negative goodwill in 2001. Due to the adoption of SFAS 142 on January 1, 2002, amortization ceased as of December 31, 2001. See cumulative effect of a change in accounting principle discussed below.

Net interest expense

Interest expense consists of interest expense on notes payable, revolving lines of credit and capital leases calculated at stated interest rates as well as non-cash interest expense, including amortization of discounts on notes payable and increases in the value of redeemable warrants. Net interest expense increased $6.0 million, or 627%, from $957,000 in 2001 to $7.0 million in 2002. Of the $6.0 million increase, $3.7 million is attributable to interest expense and amortization of note discounts on debt to purchase Regal on December 14, 2001, $2.0 million of interest expense was recorded related to redeemable warrants issued in connection with the bridge notes issued by Eos in connection with the acquisition of Regal and $385,000 is attributable to the increase in value of the warrants issued to RoyNat in connection with the acquisition of Regal.

Net interest expense in 2003 is anticipated to be approximately $2.9 million lower than in 2002 because of the retirement on January 14, 2003 of Eos’ short-term bridge notes in the aggregate principal amount of $6.5 million from a portion of the proceeds received from Eos’ sale of 15,000,000 shares of unregistered common stock and from the issuance to the lenders of an aggregate of 1,000 shares of Eos’ Series D Preferred Stock. The payoff of the bridge notes and related modifications will result in approximately $800,000 less interest expense attributable to the stated interest rate of the bridge notes, the exclusion of amortization of the discount on the bridge notes of $1.0 million, and the exclusion of interest expense from the change in the put rights of redeemable warrants of $2.0 million in 2003. The incremental fair value of the warrant modification which amounted to approximately $0.9 million will be recorded as additional interest expense during 2003.

Other income (expense), net

Other income (expense), net decreased by $1,937,000, or 95%, from $2,030,000 in 2001 to $93,000 in 2002. In 2001, we recognized $2.1 million of income associated with a merchandising agreement with a former internet company due to a default on the agreement whereby we recognized the full remaining unamortized amount of unearned revenue associated with the agreement. We recognized no other income related to this agreement in 2002.

Minority interest

Minority interest expense represents MDC Corporation, Inc.’s (MDC) 15% share of the net earnings of Regal as well as any changes in the valuation of put options issued to MDC. Minority interest expense increased by $85,000, or 944%, from $9,000 in 2001 to $94,000 in 2002. Minority interest expense in 2002 was comprised of a $206,000 expense for the increase in the put rights issued to MDC offset by a $112,000 benefit representing 15% of Regal’s loss for 2002. Minority interest expense of $9,000 in 2001 was comprised of 15% of Regal’s earnings from the date of acquisition, December 14, 2001, to December 31, 2001.

Income tax expense

Income tax provisions of $765,000 were recognized in 2002 compared to $59,000 in 2001. The provisions for 2001 reflected $52,000 of taxes from Regal based on its status as a new corporation in Canada and recognition of a small pretax profit from the short period from the date of its acquisition to the end of the year. Discovery Toys and Eos tax provisions consist mostly of state minimum tax amounts for both the years ended 2002 and 2001 as we had prior tax loss carry forwards that offset any significant taxable amounts.

A 100% valuation allowance has been recorded against $4.6 million of deferred tax assets associated with Eos, including its U.S. subsidiary, Discovery Toys, as of December 31, 2002. Historical earnings leads management to believe that realization of these assets is uncertain. Regal, a Canadian corporation, has gross deferred tax assets of $2.4 million. Management has established a $2.0 million valuation allowance against these assets. Management has estimated its valuation allowance after considering the nature of the future tax deductions, the timing of those deductions, and historical earnings.

Cumulative effect of a change in accounting principle

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

We adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, we have recorded a benefit of approximately $3.7 million in the first quarter of 2002 resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal on December 14, 2001. In compliance with the adoption of SFAS No. 142 this goodwill was tested for impairment during the second and fourth quarters of 2002 and no impairment was noted at that time.

Net earnings (loss) and other measures

Net earnings decreased by $4.6 million, or 267%, from $1.7 million in 2001 to a loss of $2.9 million in 2002. The primary reasons for the decrease were the increase in interest expense of $5.9 million related to interest expense, including debt amortization and increase in the put price of the redeemable warrants, on debt to purchase Regal on December 14, 2001, exclusion of other income of $1.9 million primarily related to 2001 revenue on a one-time merchandising agreement, exclusion of a benefit of negative goodwill amortization of $525,000 due to the adoption of SFAS 142, offset by inclusion of a $3.7 million gain from the cumulative effect of a change in accounting principle also due to the adoption of SFAS 142. Consolidated operating profit increased by $411,000, comprised primarily of additional operating profit of $2.1 million contributed by Regal which was acquired on December 14, 2001, offset by a $1.5 million decrease in operating profit at Discovery Toys primarily due to lower revenues and gross margin, and a $195,000 increase in operating loss for Eos.

Eos’ loss per share before minority interest and cumulative effect of change in accounting principle for 2002 was $(0.12) compared to earnings per share before minority interest and cumulative effect of change in accounting principle for 2001 of $0.04. Eos’ loss per share for 2002 is $(0.05) compared to earnings per share of $0.04 per share in 2001.

In 2003, net interest expense is anticipated to be $2.9 million lower than in 2002 and there will not be a $3.7 million gain from the cumulative effect of a change in accounting principle related to negative goodwill.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Revenues

We record revenues from sales made to our independent sales representatives, net of the cash incentives earned by these representatives under our incentive bonus plans. Revenues increased by 10.3% from $40,131,000 in 2000 to $44,280,000 in 2001. The revenues from the acquisition of Regal contributed $2,455,000 or 6.1% of the increase as a result of inclusion of Regal’s sales from the acquisition date, December 14, 2001, through December 31, 2001. The remaining $1,694,000 or 4.2% of the increase represents an increase in the sales of Discovery Toys. Discovery Toys’ increase in product sales (toys, books and software) contributed 5.0% of the increase in revenues. New product sales increased 50% in 2001 compared to 2000, which generated increases in product orders and average order. Shipping and handling revenues on these products contributed 0.9% of the 10.3% increase to the overall revenues. These gains were offset by increased compensation plan costs of 1.3% of sales and lower volume of new education consultant kit revenue of approximately 0.4% of sales. Sales of New Educational Consultant (“EC”) kits are a primary measure of sales representative recruiting for our company. We had a decrease of 10.8% in recruiting of new representatives for the year ended December 31, 2001 using this measure. Discovery Toys engaged in more promotional discounting of these new EC kits in fiscal year 2000 as compared to fiscal year 2001 which we believe led to increased purchases of the kit in fiscal 2000 as a result of the product value included as part of the kit, without generating new ECs that became active in selling for the Company. We believe this to be a factor in the lower recruiting numbers reflected in the year ended December 31, 2001.

To offset the effect of the lower number of recruits, we changed our maintenance policy for inactive recruits during 2001 and pursued programs to reactivate representatives who had ceased to actively promote our products. This campaign is believed to have been a contributor to our growth in pre-Christmas sales realized during the fourth quarter of 2001.

Although the total number of sales representatives from which we received orders decreased by 2.2% from 2000 to 2001, order count increased 5.1%, reflecting a more active sales force that was also reflected in net growth of our group manager sales consultant rank.

During the year, Discovery Toys implemented its internet “e-clic” online ordering system to allow its educational consultants the convenience of ordering online and to simplify its ordering process by automating much of the mathematical process sales representatives previously had to perform in submitting orders.

Discovery Toys hopes to continue its sales growth trend by continuing to focus on introduction of new recruiting programs and tools, continuing to make it easier for its educational consultants and customers to do business with the company and continuing to develop and introduce new products into its product line.

Cost of revenues

Cost of revenues increased by $1,730,000, or 7%, from $24,190,000 for the year ended December 31, 2000 to $25,920,000 for the year ended December 31, 2001 but decreased as a percentage of sales from 60.3% of sales in 2000 to 59.1% of sales in 2001. Cost of revenues for Regal were $1,196,000 from the date of acquisition, December 14, 2001, through December 31, 2001. Discovery Toys’ cost of revenues as a percentage of sales improved 1.2%, decreasing from 60.3% of sales for the year ended December 31, 2000 to 59.1% of sales for the year ended December 31, 2001. Overall cost of revenues were aided by lower new EC kit sales in the 2001 product mix, which tend to generate lower margins than regular product sales and improved margins on those new EC kits sold. This contributed a decrease of 1.3% to the cost of revenues as a percentage of sales. The balance of the improvement came from improved cost recovery of shipping and handling and catalogue printing costs.

Regal attempts to identify products that will allow for adequate markup to support its earning opportunity for its sales representatives, provide excellent perceived value to its end customers, and support its margin requirements needed for its operation of its representative service centers for the convenience of its sales force. Regal also sells products at its representative service centers that are not in its current catalogues as a method to reduce excess inventories and generate more sales activity at its representative service centers.

As Regal has a lower cost of revenues as a percentage of sales than Discovery Toys, the inclusion of Regal’s results for the short period from December 14, 2001 to December 31, 2001 had the effect of decreasing overall cost of revenues as a percentage of sales by 0.6%. Regal experienced a 48.7% cost of revenues as a percentage of revenues during the period from the acquisition date, December 14, 2001, until the end of the 2001 fiscal year.

Sales and marketing expenses

Sales and marketing expenses increased by $347,000, or 5%, from $6,940,000 for the year-ended December 31, 2000 to $7,287,000 for the year ended December 31, 2001. Inclusion of the results of operations for Regal added $346,000 of expense from the date of acquisition, December 14, 2001, until December 31, 2001. Discovery Toys sales and marketing expenses were flat for the year ended December 31, 2001 as compared to the year ended December 31, 2000 as Discovery Toys continued to focus on cost control.

Warehousing and operations expenses

Warehousing and operations expenses increased by $439,000, or 15%, from $2,899,000 for the year ended December 31, 2000 to $3,338,000 for the year ended December 31, 2001. Inclusion of the results of operations for Regal added $374,000 of expense from the date of acquisition, December 14, 2001 until December 31, 2001.

General and administrative expenses

General and administrative expenses increased by $818,000, or 12%, from $6,707,000 for the year ended December 31, 2000 to $7,525,000 for the year ended December 31, 2001. Overhead attributable to the operation of Eos represented $886,000 of the overall increase as a result of the assumption of salaries, rent, insurance, and regulatory compliance costs related to its structure as a public company. Eos corporate expenses increased in the fourth quarter as activity around evaluation of potential acquisitions, and work done by accountants and attorneys to meet regulatory reporting requirements increased. The acquisition of Regal added $353,000 to consolidated general and administrative expenses during the year ended December 31, 2001 representing Regal’s general and administrative expenses from December 14, 2001 to December 31, 2001.

Discovery Toys general and administrative expenses declined by $421,000, or 6.3%, from $6,707,000 for the year ended December 31, 2000 to $6,286,000 for the year ended December 31, 2001. Savings in the Information Technology (“IT”) area was the primary reason as we benefited from a new contract with our IT contractor, EDS, that dropped our fixed base level of support.

Amortization of negative goodwill

Amortization of negative goodwill in the amount of $525,000 represents the excess of the fair value of the net assets over the purchase price resulting from the recapitalization of Discovery Toys in January 1999. Eos was amortizing negative goodwill over a ten-year period using the straight-line method. Amortization ceased on December 31, 2001 upon adoption of SFAS No. 142.

Net interest expense

Net interest expense was $957,000 for the year ended December 31, 2001 compared to $44,000 for the year-end December 31, 2000. The increase is primarily due to increased line of credit use and lower cash balances due to the stock repurchase and stockholder distribution totaling $5,985,000 prior to the July 18, 2001 recapitalization.

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

Income tax expense

Income tax provisions of $59,000 were recognized for the year ended December 31, 2001 compared to $6,000 for the year-ended December 31, 2000. The provisions for the year ended December 31, 2001 reflected $52,000 of taxes from Regal based on its status as a new corporation in Canada and recognition of a small pretax profit from the short period from the date of its acquisition to the end of the year. Discovery Toys and Eos tax provisions consist mostly of state minimum tax amounts for both the years ended 2001 and 2000 as we had prior tax loss carry forwards that offset any significant taxable amounts.

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

Net income and other measures

Net income increased by $1,413,000, or 432%, from $327,000 for the year ended December 31, 2000 to $1,740,000 for the year ended December 31, 2001.

The additional contribution from Discovery Toys sales and operating improvements assisted in covering the additional corporate overhead generated as a result of the Discovery Toys’ reverse merger with Eos, which along with the recognition of the unearned revenue related to the termination of the internet retailer merchandising agreement, were the primary reasons for the increase.

Eos earnings per share increased by $0.03 per share, or 300%, from $0.01 for the year ended December 31, 2000 to $0.04 per share for the year ended December 31, 2001.

Liquidity and capital resources

Cash and cash equivalents decreased by $2.4 million, or 22%, from $10.8 million at December 31, 2001 to $8.4 million at December 31, 2002. The $2.4 million decrease resulted primarily from a payment of $1.3 million on long-term debt to acquire Regal, payments for acquisition and equity financing costs of $761,000, net purchases of property and equipment of $408,000, and negative cash flows from operations of $541,000, offset by borrowings by Eos of $500,000 on a line of credit. Negative cash flows from operations is primarily attributable to increased inventory levels of $2.7 million and cash paid for interest expense of $1.2 million, offset by operating profits of $1.1 million. Increased inventory levels at Regal are due to the purchase of Spring 2003 Catalogue items in late 2002 compared to Spring 2002 Catalogue items which were purchased in early 2002. Non-cash interest expense of $5.6 million in 2002 consisted of amortization of discounts on notes payable of $1.9 million, interest expense associated with the increase in put price of warrants held by Eos’ short-term bridge lenders of $2.0 million and the increase in valuation of warrants held by mezzanine lenders of $385,000. Accrued interest payable is based on the stated interest rates on our notes, including accrued interest payable on Eos’ bridge notes of $857,000, accrued interest on the note issued by Discovery Toys to Avon Products Inc., in the principal amount of $3,500,000 which added to principal of $185,000, and deferred interest on Eos’ note payable to MDC which added to principal of $277,000.

Working capital decreased by $4.2 million, or 51%, from $8.4 million at December 31, 2001 to $4.1 million at December 31, 2002, primarily due to a $4.6 million increase in total current liabilities. This increase consisted of the $2.0 million increase in the value of redeemable warrants held Eos’ former short-term bridge lenders, amortization of the discount on Eos’ short-term bridge notes of $1.0 million, increase in accrued interest payable on the bridge notes of $896,000, the $500,000 net increase in line of credit, and other changes to accounts payable, accrued liabilities and income taxes payable.

During 2002, we were constrained by an insufficient amount of working capital to meet our short-term obligations. At January 1, 2002, we had working capital of $8.4 million. Eos as a separate holding company, had $6.2 million of negative working capital at January 1, 2002. Of that negative working capital, $5.9 million represented short-term bridge notes, $6.5 million face value of the short-term notes net of a $1.0 million discount on the notes, and $0.4 million was attributable to the put rights on redeemable warrants issued to Eos’ former short-term bridge lenders with the notes. The total amount due on the notes, including interest on the notes and the minimum amount payable to the holders upon their exercise of the put rights contained in the redeemable warrants due on April 13, 2002 was $7.2 million. Eos has no separate source of income. Due to the seasonal nature of our subsidiaries’ businesses, we experienced net operating losses of $7.8 million and negative cash flows from operations of $14.6 million for the first nine months of the year. In the fourth quarter of 2002, our subsidiaries generated positive operating cash flows and operating income but we were subject to restrictions imposed by lenders and certain note holders of our subsidiaries that limited advances that Discovery Toys and Regal may make to Eos to cover Eos’ corporate overhead and operating expenses. Eos did not repay these short-term notes on April 13, 2002; however, Eos repaid the notes in full on January 14, 2003 as discussed later. The maturity date of our short-term bridge notes was extended from April 13, 2002 to May 15, 2002, June 7, 2002, July 15, 2002, August 15, 2002, September 30, 2002, October 31, 2002, November 30, 2002, December 31, 2002 and January 31, 2003 in exchange for certain modifications to the warrants issued in connection with the short-term bridge notes.

In connection with the issuance of the short-term bridge notes in December 2001, Eos issued warrants to purchase an aggregate of 2,600,000 shares of Eos common stock to Eos’ short-term bridge lenders at an exercise price of $2.95 per share. The warrants also contained put rights that allowed the warrant holders to sell their warrants back to Eos for $0.15 per share through April 14, 2002. As Eos’ short-term notes were not repaid by their original maturity date of April 13, 2002, we incurred $1,170,000 of expense associated with an increase in the price at which the holders may have sold or put their warrants back to us during the second quarter of 2002, from $0.15 per share to $0.60 per share. Since we did not repay these short-term notes and we were unable to exercise its call option and repurchase the warrants issued to the note holders by August 14, 2002, we incurred an additional $780,000 of expense in the third quarter of 2002, associated with an increase in the redemption value of the warrants following this date, from $0.60 per share to $0.90 per share. On October 31, 2002, we agreed to modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average price paid for each share of common stock sold by Eos from April 15, 2002 to November 30, 2002. On November 27, 2002, we agreed to modify, among other things, the strike price of the warrants from $2.95 per underlying share to the weighted average price paid for each share of common stock sold by Eos from April 15, 2002 to December 31, 2002. There were no sales of common stock between April 15, 2002 and December 31, 2002 and no additional expense was recorded. As discussed below, on January 14, 2003, we modified the warrants to, among other things, eliminate put provisions.

In connection with the issuance of the short-term bridge notes in December 2001, Eos had also committed to issue an aggregate of 16,667 warrants to purchase common stock, at $0.01 per share, per day if the bridge notes were not repaid in full at December 9, 2002. The Company negotiated for successive extensions for the commencement of the penalty warrants from December 9, 2002 to December 31, 2002 and January 31, 2003. As discussed below, on January 14, 2003, the warrants were modified to, among other things, eliminate this provision.

On April 26, 2002, Discovery Toys entered into an amendment of its loan agreement with PNC Bank (“PNC”) that permitted Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $250,000 until June 30, 2002 and an additional $150,000 during the remainder of 2002, for a total of $400,000 in total during the year. Discovery Toys paid Eos $250,000 during 2002 under this agreement. This agreement allows an additional $300,000 of payments to Eos in 2003, subject to certain conditions.

In July 2002, Discovery Toys entered into an amendment of its loan agreement with PNC that allows relaxation of its borrowing base requirements (“Overadvances”) from July 1, 2002 until November 30, 2002. The modification eased the borrowing base restrictions by $600,000 in July 2002, $1.5 million in August 2002, $1,750,000 in September and October 2002, and $700,000 in November 2002. This amendment prohibits the payment of management fees payable to certain related parties and advances to Eos if such payments result in outstanding Overadvances. The amendment also extends the term of Discovery Toys’ line of credit agreement to July 31, 2003. On March 17, 2003, Discovery Toys and PNC amended this agreement and extended the term costs.

In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000. The line of credit expires on the earlier of August 19, 2003, or on demand. As of December 31, 2002, Eos had drawn funds against the line of credit of $500,000 with payments of interest due only. On January 29, 2003, Eos repaid the line of credit.

On October 22, 2002, pursuant to the amendment to his employment agreement, Mr. Lund, Chairman of the Board and former Chief Executive Officer of Eos, forfeited his deferred bonus of $3,000,000, resulting in a reclassification of long-term deferred compensation payable to additional paid-in capital, in exchange for an award of non-qualified stock options, subject to stockholder approval, with a 10 year term and an exercise price and grant date to be determined contingent upon Eos securing a minimum level of additional financing and eliminated Eos’ potential requirement to make such $3.0 million deferred compensation payment to Mr. Lund.

On December 27, 2002, Discovery Toys amended its notes payable to Avon Products, Inc. (“Avon”) which extended the maturity date of the Avon note payable to June 30, 2003 with respect to payment of $150,000 of accrued interest and the balance of the note to the earlier of December 31, 2004 or the sale or transfer of all or substantially all of the assets of Discovery Toys or 50% or more of the fully diluted outstanding capital stock of Discovery Toys to an entity not controlled by Eos.

Eos had working capital of $4.1 million as of December 31, 2002. Eos, as a separate entity, had $11.4 million of negative working capital as of December 31, 2002. Of that negative working capital, $9.7 million would have become due on January 31, 2003 and consisted of the $6.5 million carrying value of Eos’ short-term bridge notes, $896,000 of accrued interest payable on the bridge notes, and $2.3 million of redeemable warrants granted in connection with the bridge financing. The remaining $1.7 million of negative working capital on Eos’ books as of December 31, 2002, represents a line of credit of $500,000 and $1.2 million of current liabilities other than the short-term notes in excess of cash and prepaid expenses. Our lenders also limit the funds that Discovery Toys and Regal may advance to the Eos holding company to fund its operations.

On January 14, 2003, Eos acquired all of the outstanding stock of I.F.S. of New Jersey, Inc. (“IFS”). IFS sells product based fundraising packages and services to schools and non-profit organizations across the United States and the Caribbean. The consideration paid by Eos for the acquisition of IFS was determined through arms length negotiation by only the independent board members of Eos and the majority stockholders of IFS. The purchase price consisted of 15,998,001 shares of Eos common stock and 1,000 shares of Series E Junior Convertible Preferred Stock. Each share of Series E Junior Convertible Preferred Stock is convertible into 11,000 shares of Eos common stock upon the increase in authorization of Eos common stock sufficient for such a conversion. Eos intends to seek stockholder approval of such an increase at its 2003 Annual Meeting of Stockholders. The acquisition of IFS was accounted for as a purchase.

Concurrent with the acquisition of IFS, Eos raised $7.5 million through a private equity offering of 15,000,000 shares of Eos common stock and issued 900,000 shares as a placement fee. Eos exchanged its short-term bridge notes payable totaling $6,500,000 and accrued interest payable of $896,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which requires us to pay a 13% annual dividend upon redemption. Eos also exchanged the old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share granted to Eos’ short-term bridge lenders in December 2001 for new amended and restated five year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the warrant holders’ put rights totaling $2,340,000 were eliminated. See the Notes to Consolidated Financial Statements included herein.

As a result of the acquisition and financing transactions that occurred on January 14, 2003, Eos on a stand alone basis improved its working capital by $13.1 million, resulting in total positive working capital of $1.7 million. Of the $3.5 million cash retained from the $7.5 million private equity offering after repayment of Eos’ short-term bridge notes, all must be used for general corporate purposes, of which $1.2 million must be spent on specific items as defined in the agreement with Eos’ former short-term bridge lenders. Improvements in the cash position and working capital of the Eos holding company on a standalone basis is significant because our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. Consolidated working capital increased by approximately $17.3 million as of January 14, 2003, from $4.1 million to over $21 million.

Discovery Toys, Regal and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for its operations. The Company recognizes approximately 40-50% of its annual sales revenues in the fourth calendar quarter. Under existing line of credit agreements and given borrowing base restrictions in effect on December 31, 2002, Discovery Toys had funds available for borrowing of $1.5 million, Regal had funds available for borrowing of $3.2 million, and Eos had no funds available for borrowing at December 31, 2002. Eos repaid its line of credit with proceeds from a $7.5 million private equity offering that was completed on January 14, 2003. These lines of credit require that subsidiaries maintain certain financial ratios to remain in compliance with bank covenants. Based on current first quarter 2003 estimated operating results, there can be no assurance that the operating subsidiaries will remain in compliance with the bank covenants or that the lenders will negotiate modified covenants to avoid default.

We expect Regal to be out of compliance with certain of these financial covenant ratios during periods of 2003. Management is currently negotiating with the Bank of Nova Scotia for modification of these covenants for Regal to remain in compliance with its loan agreements. There can be no assurance that the bank will agree to these modifications. There can be no assurance based on current estimated results of Discovery Toys operations that Discovery Toys will remain compliant with the financial covenant requirements in its bank credit agreements for 2003.

Due to possible non-compliance with bank covenants, there is uncertainty as to whether Eos can continue as a going concern. The report of the Company’s auditors on the financial statements of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 contains a separate paragraph stating that the accompanying financial statements have been prepared assuming that the Company will continue as a “going concern.” As discussed in Note 2 to the financial statements, uncertainty exists as to whether the Company will be able to continue to comply with certain borrowing covenants during 2003. Should the Company be in default of the debt agreement because of covenant violations, the lender could call the lines of credit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements for a discussion of new accounting pronouncements and their potential impact on our company.

Risk factors that may affect results of operation and financial condition

An investment in our common stock involves risks and uncertainties. Investors evaluating us and our business should consider the factors described below and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial. Investors could lose all or part of their investment as a result of these factors.

Possible defaults under bank loan agreements of Regal and Discovery Toys.

Based on current first quarter 2003 estimated operating results, we do not expect that our operating subsidiaries will remain in compliance with bank covenants related to their lines of credit throughout 2003. If the lenders do not waive these defaults or agree to modify the covenants, the lenders may refuse to make further advances and thus the operating companies may not be able to meet their working capital requirements during their seasonal operating cycles or the lenders may accelerate the maturity of the loan and demand repayment. Failure to negotiate satisfactory agreements with their lenders to meet the seasonal financing requirements of Discovery Toys and Regal, or if the loan maturities accelerate it, could result in the cessation of operations or an involuntary bankruptcy of one or more of the subsidiaries. As a result of the foregoing, our independent accountants’ report on our financial statements indicates that substantial doubt exists as to our ability to continue as a going concern.

We are highly leveraged and may not be able to meet our loan commitments and covenants.

We have to operate at certain performance levels to maintain our financing arrangements to provide adequate liquidity for our operations to continue. There are no guarantees that we will be able to operate at these performance levels. We also have restrictions that may limit our ability to cover our parent company overhead costs beyond its current working capital ability.

We may not be able to access capital markets.

We may not be able to access capital markets through the sale of our parent company common stock or preferred stock, long term debt, or a combination thereof. Even if such access is available, the prices at which such securities may be sold and the terms of the securities may be unacceptable to us.

We may not be successful in implementing our business strategy.

Our current strategy is to acquire and grow consumer product companies with an emphasis on direct selling. There can be no assurance that we will be successful in executing this strategy. These risks include our ability to identify and complete appropriate future acquisitions; successfully integrate completed acquisitions; manage the cost of pursuing and completing acquisitions; raise financing to meet the cash needs for the acquired companies; achieve profitability and revenue growth in the acquired companies; and attract, retain and motivate qualified management and other personnel.

Our businesses are negatively affected by lack of consumer confidence.

Lack of consumer confidence results in lower consumer purchasing and lower numbers of hostess parties where are independent sales representatives demonstrate and sell our products. Consumer confidence is unfavorably impacted by negative economic conditions, threat of terrorism, war and other factors.

We may not be able to continue to recruit and maintain our independent sales force.

We rely on growth and maintenance of independent sales forces to provide revenue generation. We cannot give assurances of the Company’s ability to maintain these sales forces at their existing levels or to grow these sales forces beyond their current levels.

We may not be able to continue to identify, develop and provide acceptable products for our customer markets.

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

Eos’ success will depend upon our ability to identify and attract high quality acquisition candidates. Many of our competitors have longer operating histories, more extensive industry experience, greater brand recognition and significantly greater financial, marketing and other resources than we have. If we are unable to successfully compete, our business, operating results and financial condition would be materially harmed.

We may not be able to protect our intellectual property rights.

We regard our tradenames, trade secrets and similar intellectual property as important to our success. We have applied for the registration of some of our tradenames and service marks in the United States and in selected foreign jurisdictions. We have also entered into licensing agreements. However, our efforts to establish and protect our intellectual property rights may be inadequate to prevent misappropriation or infringement of our intellectual property rights. If we are unable to safeguard our intellectual property rights, it could materially harm our business, operating results and financial condition.

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

We plan to continue to explore, and may complete, acquisitions using primarily our equity as consideration. If we are successful in completing acquisitions in this manner, it will require the issuance of additional shares of common and preferred stock which could result in substantial dilution of your holdings. We may also issue our parent company common and preferred stock to raise funds required to operate our business. Such action could result in the issuance of shares which would substantially dilute your share holdings.

Our stock price may fluctuate, which may make it difficult to resell your shares at attractive prices.

The market price of our common stock may be highly volatile. Factors that could cause volatility in our stock price include fluctuations in our quarterly operating results; deviations in our results of operations from estimates; changes in the market valuations of other direct marketing companies and stock market price and volume fluctuations generally; economic conditions specific to direct marketing and consumer product markets; announcements by us or our competitors relating to new products, significant acquisitions, strategic relationships, joint ventures or capital commitments; regulatory developments; and additions or departures of our key personnel.

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

In January 2003, Eos issued to former stockholders of I.F.S. of New Jersey, Inc., as consideration for our acquisition of IFS, an aggregate of 15,988,001 shares of Eos common stock and 1,000 shares of Series E Junior Convertible Preferred Stock. Each share of Series E Junior Convertible Preferred stock is convertible into 11,000 shares of common stock subject to stockholder approval of an increase in authorized shares.

In January 2003, we issued 15,000,000 shares of Eos common stock in a private equity offering. We also issued 900,000 shares of Eos common stock to Allen & Company LLC as a placement fee. These shares are restricted securities as defined by Rule 144 under the Securities Act of 1933.

In connection with our issuance of shares in our $7.5 million private equity offering and acquisition of IFS, we agreed to register for resale by July 14, 2003 the 900,000 shares of Eos common stock issued to Allen & Company LLC, the 15,998,001 shares of common stock issued to the former stockholders of IFS and either the 11,000,000 shares of Eos Common stock issuable upon the conversion of Eos’ Series E Junior Convertible Preferred Stock or the 1,000 shares of Series E Junior Convertible Preferred Stock, if such shares cannot be converted by such time, and the 15,000,000 shares issued in the private equity offering. In addition, we will have to register 3,000,000 common shares to be issued in connection with the warrants granted to our former short-term bridge lenders.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign currency exchange risk

We use the U.S. dollar as our functional currency, except for our Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. dollar denominated assets and liabilities held by Regal, are remeasured into the Canadian dollar functional currency using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured using average exchange rates in effect during each period. Gains and losses arising from the remeasurement of monetary assets and liabilities are reflected in the Company’s statements of operations in the period they occur. For consolidation purposes, Regal’s financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using monthly rates for revenues and expenses. Gains and losses arising from the translation of assets and liabilities are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders’ equity.

Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. and foreign suppliers by Regal, our Canadian subsidiary. Currently, approximately 70% of Regal’s inventory purchases are denominated in U.S. dollars. At December 31, 2002, current liabilities of $431,000 related to inventory purchases were denominated in U.S. Dollars.

Since Regal’s functional currency is the Canadian dollar, changes in the rate of exchange between the Canadian dollar and the U.S. dollar can affect Regal’s reported results in the following ways:

(1)	Gains and losses resulting from the remeasurement of payables denominated in U.S. dollars at period-end exchange rates are recorded in the Company’s results of operations;

(2)	A portion of Regal’s cost of goods sold is denominated in the U.S. dollar, however Regal’s sales are denominated in the Canadian dollar. As a result, a decrease in the value of the Canadian dollar would result in a decrease in the Company’s reported gross margin from sales.

To mitigate these risks, Regal began to use forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its non-Canadian balance sheet exposures during the year ended December 31, 2002. The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company has not designated any of its forward currency exchange contracts as hedges.

At December 31, 2002, Regal had no outstanding forward currency exchange contracts outstanding and therefore no notional value on contracts to buy U.S. dollars. These contracts, thus have no fair value as of December 31, 2002. For the twelve months ended December 31, 2002, the Company realized no net effect to other income from changes in the fair value of its forward currency exchange contracts. As we build up our inventory for fourth quarter sales through purchases made in the first three quarters of the year, Regal will implement forward currency exchange contracts in 2003 when seasonal inventory demands dictate the prudent use of such contracts.

A hypothetical 10% decrease in the value of the Canadian dollar at December 31, 2002 would have had an adverse impact of $43,000 on our reported results of operations related to the remeasurement of payables denominated in U.S. dollars, net of estimated mitigating effects of forward currency exchange contracts outstanding. This same hypothetical decrease in the value of the Canadian dollar at December 31, 2002 would not have had a significant negative effect on our reported gross margin since the majority of our sales in the year ended December 31, 2002 were of inventory purchased in earlier periods.

Our forward currency exchange contracts involve counterparty risk. The counterparty to these contracts is the Bank of Nova Scotia, with regard to which we believe that there is no significant default risk involved.

Interest rate exchange risk

Our long-term debt has a fair value, based on current interest rates, of approximately $17,389,000 at December 31, 2002. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the debt outstanding and related weighted-average-interest, stated rates by maturity dates at December 31, 2002:

	U.S. Dollar Fixed-Rate Debt	Average Interest Rate	Canadian Dollar Fixed-Rate Debt	Average Interest Rate	Canadian Dollar Variable-Rate Debt	Average Interest Rate
MATURITY DATE
2003	$150,000	4.64%	$—	—	$1,262,000	7.75%
2004	4,038,000	4.64%	380,000	12.00%	1,900,000	7.75%
2005	—	—	380,000	12.00%	1,900,000	7.75%
2006	—	—	4,462,000	7.43%	1,900,000	7.75%
2007	—	—	3,290,000	12.00%	—	—
Thereafter	—	—	—	—	—	—

Total	$4,188,000	4.64%	$8,512,000	9.68%	$6,962,000	7.75%

Contractual obligations

The Company has contractual obligations to make future payments under its short-term bridge notes, long-term notes payable, and non-cancelable lease agreements. The following table sets forth these contractual obligations (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Short-term bridge notes	$6,500	$—	$—	$—	$—	$—	$6,500
Long-term notes payable	1,416	6,314	2,280	6,362	3,290	—	19,662
Minimum rental commitments	2,592	1,655	1,382	1,214	871	1,638	9,352
Redeemable warrants	2,340	—	—	—	1,005	—	3,345
Minority interest put rights	—	—	—	—	1,750	—	1,750

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are included in this report beginning on Page F-1.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 14.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize and disclose this information within the periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal controls

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description and Method of Filing

2.1

Contribution and Exchange Agreement dated as of May 20, 1999 among the registrant, Change Your Life.com, LLC, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 2.A to the registrant’s Form 8-K/A dated May 27, 1999 and filed with the SEC on June 11, 1999)

2.2

Agreement and Plan of Reorganization dated as of May 27, 1999 among the registrant, Concept Acquisition Corporation, Concept Development, Inc., William Zanker and Debbie Dworkin (incorporated by reference to Exhibit No. 2.B to the registrant’s Form 8-K/A dated May 27, 1999 and filed with the SEC on February 17, 2000)

2.3

Agreement of Merger dated as of May 27, 1999 between Concept Acquisition Corporation and Concept Development, Inc. (incorporated by reference to Exhibit No. 2.C to the registrant’s Form
8-K/A dated May 27, 1999 and filed with the SEC on February 17, 2000)

2.4

Stock Purchase Agreement dated as of July 18, 2001, among the registrant, Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit
No. 2.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

2.5

Note Exchange Agreement dated as of July 18, 2001, between the registrant and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

2.6

Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.7

Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.8

Agreement made as of April 15, 2002 among Eos International, Inc., Weichert Enterprise LLC and DL Holdings I, L.L.C. (incorporated by reference to Exhibit No. 2.3 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.9

Agreement and Plan of Merger dated as of December 10, 2002 between Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (some attachments omitted—see last page of exhibit) (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2000)

2.10

Amendment to the Agreement and Plan of Merger dated as of December 10, 2002 and entered into on December 13, 2002 by and among Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 8-K dated December 13, 2002 and filed with the SEC on December 13, 2002)

3(i)	*Restated Certificate of Incorporation (conformed copy)

3(i)(A)	*Certificate of Designations of Series D Preferred Stock of Eos International, Inc.

3(i)(B)	*Certificate of Designations of Series E Junior Convertible Preferred Stock of Eos International, Inc.

3(ii)	*Amended and Restated By-Laws

Exhibit Number	Description and Method of Filing

3(ii)(A)	*Amendment to Amended and Restated By-Laws

3(ii)(B)	*Amendment to Amended and Restated By-Laws

4.1

Registration Rights Agreement dated as of July 18, 2001, among the registrant and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.2

Termination Agreement dated July 18, 2001, among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 4.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.3

Registration Rights Agreement among the registrant, DL Holdings, LLC and Weichert Enterprise LLC (incorporated by reference to Exhibit No. 4.3 to the registrant’s Form 10-K filed with the SEC on April 10, 2002)

10.1

Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (incorporated by reference to Exhibit No. 10(a) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.2

Escrow Agreement dated as of May 27, 1999 among the registrant, Debbie Dworkin and State Street Bank and Trust Company (incorporated by reference to Exhibit No. 10(b) to the registrant’s Form
8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.3

Repurchase Agreement dated as of May 27, 1999 between the registrant and Debbie Dworkin (incorporated by reference to Exhibit No. 10(c) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.4

Employment Agreement dated as of May 27, 1999 between the registrant and William Zanker (incorporated by reference to Exhibit No. 10(d) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

10.5

Exclusive License and Marketing Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (incorporated by reference to Exhibit No. 10(e) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.6

Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (incorporated by reference to Exhibit No. 10(f) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.7

Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 10(g) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

Exhibit Number	Description and Method of Filing

10.8

Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 10(h) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

10.9

Lease for 425 West 15th Street, Floor 3R, New York, New York dated May 21, 1999 between the registrant and CFG/AGSB Chelsea Ninth, LLC (incorporated by reference to Exhibit No. 10(i) to the registrant’s Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999)

10.10

Distribution Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (incorporated by reference to exhibits to U.S. Neurosurgical, Inc.’s (a former subsidiary of the registrant) Form 10 as filed with the SEC on July 1, 1999)

10.11

Tax Matters Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (incorporated by reference to exhibits to U.S. Neurosurgical, Inc.’s (a former subsidiary of the registrant) Form 10 as filed with the SEC on July 1, 1999)

10.12

Assignment and Assumption Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (incorporated by reference to exhibits to U.S. Neurosurgical, Inc.’s (a former subsidiary of the registrant) Form 10 as filed with the SEC on July 1, 1999)

10.13	1997 Stock Option Plan (incorporated by reference to Exhibit No. 10(k) to the registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ending on December 31, 1997)

10.14	1999 Employee Stock Option Plan (incorporated by reference to Exhibit No. 10(n) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.15	1999 Outside Directors Stock Option Plan (incorporated by reference to Exhibit No. 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.16	1999 Consultants Stock Option Plan (incorporated by reference to Exhibit No. 10(p) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.17

Content License Agreement dated December 6, 1999 between Yahoo! Inc. and the registrant, as amended Plan (incorporated by reference to Exhibit No. 10.17 to the registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ending on December 31, 1997) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.18

Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and the registrant (incorporated by reference to Exhibit No. 10 to the registrant’s Form 8-K dated May 23, 2000 and filed with the SEC on May 26, 2000)

10.19

Offer Letter by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.20

Letter agreement regarding registration rights by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.21

Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.22

Interactive Services Agreement by and between America Online, Inc. and the registrant dated July 17, 2000 (incorporated by reference to Exhibit No. 10.4 the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

Exhibit Number	Description and Method of Filing

10.23

Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000 (incorporated by reference to Exhibit No. 10.23 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.24

Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001 (incorporated by reference to Exhibit No. 10.24 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.25

Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (incorporated by reference to Exhibit No. 10.25 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.26

Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and the registrant dated January 23, 2001 (incorporated by reference to Exhibit No. 10.26 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.27

Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001 (incorporated by reference to Exhibit No. 10.27 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.28

Grid Time Promissory Note to the Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (incorporated by reference to Exhibit No. 10.3 the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.29

Modification to Peter A. Lund Offer Letter dated July 18, 2001, between the registrant and Peter A. Lund (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

10.30

Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International Inc. and the registrant (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

10.31

Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit No. 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.32

Amendment No. 1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit No. 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.33

Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001 (incorporated by reference to Exhibit No. 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.34

Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (incorporated by reference to Exhibit No. 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.35

Employment Agreement dated as of January 15, 1999 between Discovery Toys, Inc. and Lane Nemeth (incorporated by reference to Exhibit No. 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.36

Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William S. Walsh and McGuggan LLC (incorporated by reference to Exhibit No. 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.37

Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan LLC and Discovery Toys LLC (incorporated by reference to Exhibit No. 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number	Description and Method of Filing

10.38

Employment Agreement dated as of January 1999 between Discovery Toys, Inc. and Thomas C. Zimmer (incorporated by reference to Exhibit No. 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.39

Agreement dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh (incorporated by reference to Exhibit No. 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.40

Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC (incorporated by reference to Exhibit No. 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.41

Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC (incorporated by reference to Exhibit No. 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.42

Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and the registrant (incorporated by reference to Exhibit No. 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.43

Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge (incorporated by reference to Exhibit No. 10.20 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.44

Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson (incorporated by reference to Exhibit No. 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.45

Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (incorporated by reference to Exhibit No. 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.46

Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to DL Holdings I, LLC (incorporated by reference to Exhibit No. 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.47

Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to Weichert Enterprise LLC (incorporated by reference to Exhibit No. 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.48

Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to Weichert Enterprise LLC (incorporated by reference to Exhibit No. 10.25 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.49

Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to DL Holdings I, L.L.C. (incorporated by reference to Exhibit No. 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.50

Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit No. 10.27 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.51

Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (incorporated by reference to Exhibit No. 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number	Description and Method of Filing

10.52

Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit No. 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.53

Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc. (incorporated by reference to Exhibit No. 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.54

Unanimous Shareholders Agreement among MDC Corporation Inc., RGG Acquisition Inc, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.55	Demand Note to The Bank of Nova Scotia for $13,000,000 (CAD) dated December 12, 2001 (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.56

Agreement re: Operating Credit Line between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.57

Agreement for Commercial Letter of Credit between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.58

Priorities Agreement among The Bank of Nova Scotia, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.59

General Security Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.60

Multi Party Share Pledge Acknowledgement Agreement among RoyNat Capital, The Bank of Nova Scotia, Regal Greetings & Gifts Corporation and RGG Acquisition Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.61

Assignment of Shares between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.62	Assignment between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.63

Assignment of Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.64	Subordination and Postponement Agreement from MDC Corporation Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.65	Postponement Agreement to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.66	Guarantee to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.67	General Security Agreement between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description and Method of Filing

10.68	Hypothec on Movable Property between The Bank of Nova Scotia and Primes De Luxe Inc (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.69	Assignment between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.70	Guarantee to The Bank of Nova Scotia from MDC Regal Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.71	General Security Agreement between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.72	Hypothec on Movable Property between The Bank of Nova Scotia and MDC Regal Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.73	Assignment between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.74	Assignment of Shares between RGG Acquisition Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.75	Letter Agreement between the registrant and Hearst-Argyle Television, Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.76

Amendment No. 2 to Revolving Credit and Security Agreement, dated as of April 25, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.77

Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.78

Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.79

Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.80

Agreement made as of May 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.81

Agreement made as of May 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.82

Agreement made as of May 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.83

Agreement made as of June 7, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.84

Agreement made as of June 7, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

Exhibit Number	Description and Method of Filing

10.85

Agreement made as of June 7, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.86

Agreement made as of July 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.87

Agreement made as of July 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.88

Agreement made as of July 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.89

Amendment No. 3 to Revolving Credit and Security Agreement, dated as of July 21, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.90

Agreement made as of August 14, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.91

Agreement made as of August 14, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.92

Agreement made as of August 14, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.93

Grid Demand Promissory Note delivered by Eos International, Inc. to JP Morgan Chase Bank, dated as of August 19, 2002 (incorporated by reference to the registrant’s Form 8-K dated August 28, 2002 and filed with the SEC on August 28, 2002)

10.94

Agreement made as of October 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.95

Agreement made as of October 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.96

Agreement made as of October 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.97

Agreement made as of September 30, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.98

Agreement made as of September 30, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.99

Agreement made as of September 30, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

Exhibit Number	Description and Method of Filing

10.100

Agreement dated as of October 21, 2002 between Eos International, Inc. and Peter A. Lund (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.101

Agreement dated November 8, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.102

Agreement made as of November 27, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.103

Agreement made as of November 27, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.104

Agreement made as of November 27, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.105

Agreement dated as of December 10, 2002 among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2002)

10.106

Amended and Restated Promissory Note, dated December 27, 2002, issued by Discovery Toys, Inc. to Avon Products, Inc. (incorporated by reference to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.107

Security Agreement, dated as of December 27, 2002, by and between Discovery Toys, Inc. and Avon Products, Inc. (incorporated by reference to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.108

Agreement made as of December 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.109

Agreement made as of December 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.110

Agreement made as of December 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.111

Agreement, dated as of January 14, 2003, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.112

Amended and Restated Registration Rights Agreement, dated as of January 14, 2003, among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.113

Eos International, Inc. Amended and Restated Common Stock Purchase Warrant, dated January 14, 2003 issued to DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.114

Eos International, Inc. Amended and Restated Common Stock Purchase Warrant, dated January 14, 2003, issued to Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

Exhibit Number	Description and Method of Filing

10.115

Letter Agreement, dated January 14, 2002, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.116	Form of Subscription Agreement between Eos International, Inc. and Investors (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.117	*Amendment No. 4 to Revolving Credit and Security Agreement, dated as March 17, 2003, by and between Discovery Toys, Inc. and PNC Bank National Association

10.118	*Employment Agreement, dated as of December 1, 2002, by and between I.F.S. of New Jersey, Inc. and James M. Cascino

10.119	*Employment Agreement, dated as of January 1, 2003, by and between I.F.S. of New Jersey, Inc. and Jack B. Hood

16.1

Letter, dated December 13, 1999, of Richard A. Eisner & Company, LLP (incorporated by reference to Exhibit No. 16.1 to the registrant’s Form 8-K/A dated December 3, 1999 and filed with the SEC on December 15, 1999)

16.2	Letter, dated November 12, 2001, of KPMG LLP (incorporated by reference to Exhibit No. 16.1 to the registrant’s Form 8-K/A dated November 6, 2001 and filed with the SEC on November 13, 2001)

16.3	Letter, dated January 3, 2002, of Comyns, Smith McCleary LLP, (incorporated by reference to Exhibit No. 16 to the registrant’s Form 8-K/A dated July 18, 2001 and filed with the SEC on January 3, 2002)

21	*Subsidiaries of the Registrant

* Filed herewith

(b)	Reports on Form 8-K

On each of October 1, 2002, October 31, 2002, December 2, 2002, December 11, 2002, December 13, 2002, December 27, 2002 and December 31, 2002, the Company filed with the Commission a Current Report on Form 8-K reporting events under Item 5 – Other Events.

(c)	Exhibits

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(d)	Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this Annual Report.

EOS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Eos International, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Eos International, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eos International, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, uncertainty exists as to whether the Company will be able to continue to comply with certain borrowing covenants during 2003. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002, Eos International, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/    BDO SEIDMAN, LLP

San Francisco, California

February 21, 2003, except for Notes 2 and 22,
which are as of March 26, 2003 and

March 17, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Discovery Toys, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2000 of Discovery Toys, Inc. (a California corporation) (the “Company”). These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the results of its operations of Discovery Toys, Inc. and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 3, the Company retroactively adjusted the common stock and per share information in its 2000 financial statements as a result of the reverse acquisition that occurred on July 18, 2001.

/S/    COMYNS, SMITH, MCCLEARY LLP

Lafayette, California

March 16, 2001, except for Note 3
which is as of April 2, 2002

EOS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,358,000	$10,782,000
Accounts receivable, net	1,522,000	1,336,000
Inventory	16,832,000	14,213,000
Prepaid expenses and other current assets	2,780,000	2,793,000
Deferred tax assets	190,000	177,000

Total current assets	29,682,000	29,301,000

Property and equipment, net	3,612,000	4,616,000
Indefinite-lived intangible assets	5,724,000	5,488,000
Customer list, net	1,849,000	3,100,000
Deferred equity financing and acquisition costs	578,000	—
Deferred tax assets	254,000	452,000
Other non-current assets	51,000	51,000

Total assets	$41,750,000	$43,008,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,567,000	$4,820,000
Accrued liabilities	8,603,000	8,877,000
Lines of credit	500,000	—
Short-term bridge notes, net of discount	6,500,000	5,542,000
Redeemable warrants	2,340,000	390,000
Current maturities of notes payable	1,416,000	1,253,000
Income taxes payable	618,000	50,000

Total current liabilities	25,544,000	20,932,000

Deferred compensation	—	3,000,000
Notes payable, less current maturities	15,973,000	15,891,000
Negative goodwill	—	3,674,000
Redeemable warrants	1,369,000	977,000
Minority interest	4,408,000	4,280,000

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized and 78,540,494 shares issued at December 31, 2002 and 2001 (of which 22,408,396 are held in treasury)	561,000	561,000
Preferred stock, $0.01 par, 1,000,000 shares authorized, no shares issued	—	—
Distributions in excess of capital	(4,357,000)	(7,395,000)
Retained earnings (accumulated deficit)	(1,701,000)	1,202,000
Cumulative translation adjustment	(47,000)	(114,000)

Total stockholders’ deficit	(5,544,000)	(5,746,000)

Total liabilities and stockholders’ deficit	$41,750,000	$43,008,000

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues	$95,001,000	$44,280,000	$40,131,000
Cost of revenues	51,639,000	25,920,000	24,190,000

Gross profit	43,362,000	18,360,000	15,941,000

Operating expenses:
Sales and marketing	14,960,000	7,287,000	6,940,000
Warehousing and operations	12,202,000	3,338,000	2,899,000
General and administrative	15,054,000	7,525,000	6,707,000
Amortization of negative goodwill	—	(525,000)	(525,000)

Total operating expenses	42,216,000	17,625,000	16,021,000

Operating profit (loss)	1,146,000	735,000	(80,000)

Other income (expense):
Interest income	46,000	195,000	436,000
Interest expense	(7,003,000)	(1,152,000)	(480,000)
Other income (expense), net	93,000	2,030,000	457,000

Total other income (expense)	(6,864,000)	1,073,000	413,000

(Loss) earnings before income tax expense	(5,718,000)	1,808,000	333,000
Income tax expense	765,000	59,000	6,000

(Loss) earnings before minority interest and cumulative effect of change in accounting principle	(6,483,000)	1,749,000	327,000
Minority interest	(94,000)	(9,000)	—

(Loss) earnings before cumulative effect of change in accounting principle	(6,577,000)	1,740,000	327,000
Cumulative effect of change in accounting principle	3,674,000	—	—

Net (loss) earnings	$(2,903,000)	$1,740,000	$327,000

Basic (loss) earnings per common share before cumulative effect of change in accounting principle	$(0.12)	$0.04	$0.01
Cumulative effect of change in accounting principle per share	.07	—	—

Basic (loss) earnings per common share	$(0.05)	$0.04	$0.01

Shares used to compute basic earnings per share	56,132,000	45,900,000	38,300,000

Diluted (loss) earnings per common share before cumulative effect of change in accounting principle	$(0.12)	$0.04	$0.01
Cumulative effect of change in accounting principle per share	0.07	—	—

Diluted (loss) earnings per common share	$(0.05)	$0.04	$0.01

Shares used to compute diluted earnings per share	56,132,000	46,007,000	38,300,000

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Paid-in capital/ (Distributions in excess of capital)	Retained earnings/ (Accumulated deficit)	Cumulative translation adjustment	Total
	Shares	Amount
Balance, December 31, 1999	38,727,129	$387,000	$418,000	$732,000	$—	$1,537,000
Issuance of common stock	260,789	3,000	—	—	—	3,000
Repurchase and retirement of common stock	(1,173,549)	(12,000)	(5,000)	—	—	(17,000)
Dividends	—	—	—	(1,498,000)	—	(1,498,000)
Net earnings	—	—	—	327,000	—	327,000

Balance, December 31, 2000	37,814,369	378,000	413,000	(439,000)	—	352,000
Repurchase of common stock-Avon	(3,911,831)	(39,000)	(1,417,000)	—	—	(1,456,000)
Dividends and distributions	—	—	(4,401,000)	(99,000)	—	(4,500,000)
Repurchase of common stock	(130,395)	(1,000)	(28,000)	—	—	(29,000)
Shares issued by accounting acquirer	22,359,955	223,000	(2,739,000)	—	—	(2,516,000)
Warrants issued to bridge lenders in connection with the acquisition of Regal	—	—	726,000	—	—	726,000
Options issued to director	—	—	51,000	—	—	51,000
Comprehensive earnings:
Net earnings	—	—	—	1,740,000	—	1,740,000
Translation loss	—	—	—	—	(114,000)	(114,000)

Total comprehensive earnings				1,740,000	(114,000)	1,626,000

Balance, December 31, 2001	56,132,098	561,000	(7,395,000)	1,202,000	(114,000)	(5,746,000)
Conversion of deferred compensation to paid-in-capital	—	—	3,000,000	—	—	3,000,000
Other	—	—	38,000	—	—	38,000
Comprehensive earnings (loss):
Net loss	—	—	—	(2,903,000)	—	(2,903,000)
Translation gain	—	—	—	—	67,000	67,000

Total comprehensive loss				(2,903,000)	67,000	(2,836,000)

Balance, December 31, 2002	56,132,098	$561,000	$(4,357,000)	$(1,701,000)	$(47,000)	$(5,544,000)

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net (loss) earnings	$(2,903,000)	$1,740,000	$327,000

Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,766,000	580,000	443,000
Provision for doubtful accounts	189,000	229,000	360,000
Provision for obsolescence	202,000	49,000	—
Stock based compensation	—	51,000	3,000
Amortization of discount on notes payable	1,876,000	452,000	176,000
Amortization of negative goodwill	—	(525,000)	(525,000)
Increase in put price of warrants held by bridge lenders	1,950,000	—	—
Increase in valuation of warrants held by mezzanine lender	385,000	—	—
Deferred income taxes	185,000	—	—
Cumulative effect of change in accounting principle	(3,674,000)	—	—
Gain on disposal of property and equipment	(25,000)	—	—
Earnings attributable to minority interest	94,000	9,000	—
Other	45,000	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(370,000)	(338,000)	(328,000)
Inventory	(2,742,000)	(258,000)	(234,000)
Prepaid expenses and other current assets	36,000	(444,000)	281,000
Other non-current assets	—	89,000	5,000
Accounts payable and accrued liabilities	984,000	2,400,000	556,000
Accrued interest payable included in notes payable	462,000	—	—
Deferred revenues	—	(1,681,000)	907,000

Net cash provided by (used in) operating activities	(540,000)	2,353,000	1,971,000

Cash flows from investing activities:
Purchases of property and equipment	(450,000)	(199,000)	(29,000)
Proceeds from sales of property and equipment	42,000	—	—
Payments for deferred acquisition costs	(341,000)	(691,000)	—
Acquisition of Regal, net of seller financing	(183,000)	(17,857,000)	—
Cash acquired in acquisitions	—	4,994,000	—

Net cash used in investing activities	(932,000)	(13,753,000)	(29,000)

Cash flows from financing activities:
Payment for repurchase of common stock	—	(1,485,000)	(17,000)
Proceeds from issuance of notes payable	—	19,255,000	—
Cash debt issue costs	—	(707,000)	—
Payment of common stock dividends	—	(4,500,000)	(1,498,000)
Payments on note payables	(1,273,000)	—	—
Payments of deferred equity financing costs	(237,000)	—	—
Increase (decreases) on lines of credit, net	500,000	(1,250,000)	—

Net cash provided by (used in) financing activities	(1,010,000)	11,313,000	(1,515,000)

Effects of exchange rate changes on cash and cash equivalents	58,000	(58,000)	—

Net increase (decrease) in cash and cash equivalents	(2,424,000)	(145,000)	427,000
Cash and cash equivalents at beginning of year	10,782,000	10,927,000	10,500,000

Cash and cash equivalents at end of year	$8,358,000	$10,782,000	$10,927,000

Other cash flow information:
Interest paid during the year	$1,206,000	$429,000	$285,000
Income taxes paid during the year	$9,000	$5,000	$4,000
Non cash financing activities:
Deferred compensation converted to paid-in capital	$3,000,000	—	—

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF THE BUSINESS

Eos International, Inc. (“Eos”) is a Delaware corporation that owns two operating subsidiaries, Discovery Toys, Inc. (“Discovery Toys”), a California Corporation, and Regal Greetings & Gifts Corporation (“Regal”), a Canadian Corporation. Discovery Toys is a wholly-owned subsidiary of Eos. Eos owns an 85% interest in Regal.

Eos International, Inc., changed its name from dreamlife, inc. in December 2001. All references now to the “Company” include Eos, its former business (dreamlife, inc.), and its current subsidiaries Discovery Toys and Regal.

On July 18, 2001, Discovery Toys entered into a transaction with Eos that was accounted for as a reverse merger, with Discovery Toys as the accounting acquirer. The historical financial results for the periods prior to July 18, 2001 reflect the financial position and results of operations of Discovery Toys only.

On December 14, 2001, Eos purchased 85% of the assets of the Regal Greetings & Gifts division of MDC Corporation, Inc. (“MDC”), an Ontario Corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). The Regal business consists of all the tangible assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory, prepaid expenses, a customer list, goodwill and tradename. This acquisition was accounted for as a purchase. The historical financial results for the periods following December 14, 2001 are reflected for Regal.

Discovery Toys is a multi-level marketer of approximately 200 products including toys, games, books, and software through a network of approximately 30,000 independent educational consultants (“ECs”) in the United States and Canada. Discovery Toys was founded in 1978. Discovery Toys’ principal offices are located in Livermore, California, and its geographic markets primarily encompass the United States and Canada.

Regal Greetings & Gifts is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers. Regal sells its products through a network of independent representatives who in turn sell the merchandise to friends, family neighbors and coworkers. Regal also distributes merchandise via its Website, and its 43 representative service centers (“RSCs”) located throughout Canada. Regal’s products include a flagship line of greeting cards and gift wrap, the majority of which are printed in Canada, as well as innovative household and giftware items. Regal produces six major catalogues per year for use by its independent representatives. Regal markets up to 3,300 items annually, the majority of which are sourced abroad. In total, Regal’s inventory includes more than 7,000 stock keeping units (“SKUs”), with prices ranging from $1 to $53 per item. Approximately 10% of the product line may be selected for customer personalization. Management believes that Regal’s success has been fueled by a number of key factors including high brand name recognition, a loyal and geographically dispersed direct-selling force, a broad range of merchandise offered at affordable prices, colorful and descriptive catalogues, conveniently located RSCs, efficient ordering processes and high customer satisfaction.

NOTE 2.    LIQUIDITY

On April 10, 2002, Eos filed its 2001 Annual Report on Form 10-K with the Securities and Exchange Commission. In this report, the Company’s independent auditors indicated that substantial doubt exists as to the Company’s ability to continue to operate as a going concern. Eos was constrained by an insufficient amount of working capital to meet its short-term obligations. To finance Eos’ acquisition of Regal, Eos issued short-term bridge notes in the principal amount of $3.0 million payable to Weichert Enterprise LLC (“Weichert”) and $3.5 million payable to DL Holdings, I, LLC (“DL Holdings”) plus accrued interest, which originally came due April 13, 2002. Eos issued warrants to its short-term bridge lenders to purchase 2,600,000 shares of Eos common stock at $2.95 per share. These warrants included call options that required that Eos pay $1,170,000 on April 15,

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, or $2,340,000 on August 15, 2002, if the warrants were not exercised or redeemed by August 14, 2002. The note and accrued interest were not repaid on April 14, 2002 and Eos negotiated for successive extensions from April 13, 2002 to ultimately January 31, 2003 in exchange for certain modifications to the exercise price of the warrants. The warrants were not exercised by August 14, 2002 and the Company recognized an additional $1,950,000 of expense associated with the increase in the value of the puts through August 30, 2002. Furthermore, Eos had originally committed to issue an aggregate of 16,667 warrants to purchase common stock per day at $0.01 per share if the bridge loans were not repaid in full at December 9, 2002. The parties agreed to successive extensions for the commencement of the penalty warrants from December 9, 2002 to December 31, 2002 and January 31, 2003.

Eos as a holding company has no separate source of income and the Company’s financing arrangements at its subsidiaries prohibit or limit the amount of funds that can be used to support Eos’ operating expenses. Eos’ subsidiaries are highly seasonal businesses and used significant amounts of working capital through the first three quarters of 2002.

During 2002, Eos was able to affect some financial restructuring. In August 2002, Eos obtained a $500,000 unsecured line of credit from JPMorgan Chase Bank. Credit support for the line of credit was provided by an affiliate of CYL Development Holdings, LLC, an 8.6% stockholder of Eos. In October 2002, Eos amended its employment agreement with its Chairman, Peter Lund, which included the forfeiture of a $3,000,000 bonus in exchange for an option grant which is subject to stockholder approval. In December 2002, Discovery Toys amended its note payable to Avon Products, Inc. in the principal amount of $3,500,000 to extend the due date from June 30, 2003 to December 31, 2004 with an interest only payment of $150,000 due June 30, 2003.

On January 14, 2003, Eos acquired all of the outstanding stock of I.F.S. of New Jersey, Inc. (“IFS”). IFS sells product based fundraising packages and services to schools and non-profit organizations across the United States and the Caribbean. The consideration paid by Eos for the acquisition of IFS was determined through arms length negotiation by only the independent board members of Eos and the majority stockholders of IFS. Eos and IFS share certain common officers, directors and stockholders. The purchase price consisted of 15,998,001 shares of Eos common stock and 1,000 shares of Eos Series E Junior Convertible Preferred Stock. The acquisition was accounted for as a purchase.

Concurrent with the acquisition of IFS, Eos raised gross proceeds of $7.5 million through a private equity offering of 15,000,000 shares of Eos common stock and issued 900,000 shares of Eos common stock as a placement fee. Eos exchanged its short-term bridge notes payable totaling $6,500,000 plus accrued interest payable of $896,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock which requires Eos to pay a 13% annual dividend upon redemption. Eos exchanged the old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the short-term bridge lenders’ put rights totaling $2,340,000 were eliminated. As a result of the above transactions, Eos’ outstanding common stock increased from 56,132,098 shares at December 31, 2002 to 88,020,099 shares on January 14, 2003.

As a result of the IFS acquisition and financing transactions that occurred on January 14, 2003, Eos on a stand alone basis improved its working capital by $13.1 million, resulting in total positive working capital of $1.7 million. Of the $3.5 million of cash retained from Eos’ $7.5 million private equity offering after repayment of Eos’ short-term bridge notes, all must be used for general corporate purposes, of which $1.2 million must be spent on specific items as defined in the agreement with Eos’ former short-term bridge lenders. Improvements in the cash position and working capital of Eos on a stand alone basis is significant because Eos’ operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys,

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regal and IFS. Consolidated working capital as of January 14, 2003 increased by approximately $17.3 million, from $4.1 million to over $21 million.

Discovery Toys, Regal and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. The Company recognizes approximately 40-50% of its annual sales revenues in the fourth calendar quarter. Under existing line of credit agreements and given borrowing base restrictions in effect on December 31, 2002, Discovery Toys had funds available for borrowing of $1.5 million, Regal had funds available for borrowing of $3.2 million, and Eos had no funds available for borrowing. Eos repaid its line of credit with proceeds from a $7.5 million private equity offering that was completed on January 14, 2003. These lines of credit require that subsidiaries maintain certain financial ratios to remain in compliance with bank covenants. Based on current first quarter 2003 estimated operating results, there can be no assurance that the operating subsidiaries will remain in compliance with the bank covenants or that the lenders will negotiate modified covenants to avoid default.

We expect Regal to be out of compliance with certain of these financial covenant ratios during periods of 2003. Management is currently negotiating with the Bank of Nova Scotia for modification of these covenants for Regal to remain in compliance with its loan agreements. There can be no assurance that the bank will agree to these modifications. There can be no assurance based on current estimated results of Discovery Toys operations that Discovery Toys will remain compliant with its financial covenant requirements for 2003. Breach of these covenants permits the lender to, among other things, declare a default and demand prepayment of all principal and interest then due. There is no assurance that the Company would be able to obtain sufficient alternative sources of funds to repay its bank indebtedness.

Due to possible non-compliance with bank covenants, there is uncertainty as to whether Eos can continue as a going concern. The report of the Company’s auditors on the financial statements of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 contains a separate paragraph stating that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Specifically, “uncertainty exists as to whether the Company will be able to continue to comply with certain borrowing covenants during 2003.” Should the Company be in default of the debt agreement because of covenant violations, the lender could call the lines of credit. These conditions raise substantial doubt about the Company’s ability to continue as a “going concern.” The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.    RECAPITALIZATION

Eos (formerly known as dreamlife) launched a website, WWW.DREAMLIFE.COM, on February 12, 2000 with an objective to build an interactive network for personal and professional improvement. This business model failed to generate sufficient revenues to support the business. On July 18, 2001, Eos acquired all of the outstanding capital stock of Discovery Toys pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among Eos, Discovery Toys and the holders of all of the issued and outstanding capital stock of Discovery Toys (the “Discovery Toys Stockholders”). Pursuant to the Stock Purchase Agreement, Eos issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys Stockholders in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys. The corresponding recapitalization of Discovery Toys resulted in the issuance to Eos, for accounting purposes, of 22,359,955 shares. The terms of the reverse merger was determined through arms-length negotiation by the management of Eos and the majority stockholders of Discovery Toys. Subsequent to the acquisition, the Discovery Toys Stockholders hold a majority of the voting interests in Eos. Discovery Toys operates as a wholly owned subsidiary of Eos. As Eos, immediately prior to the merger, was a public shell with no viable business operations of is own, the transaction has been accounted for as a reverse merger with Discovery Toys as the accounting acquirer. The historical financial results for periods prior to July 18, 2001 reflect the financial position and operations of Discovery Toys only as restated. Outstanding common shares of Discovery have been retroactively adjusted for all periods to

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

give effect to the recapitalization. Accordingly, $330,000 has been reclassified from paid-in-capital to common stock at December 31, 2000.

NOTE 4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its legally owned subsidiaries, Discovery Toys, Inc., Discovery Toys Canada, Inc., a Canadian subsidiary of Discovery Toys, Regal Greetings & Gifts Corporation, and Prime DeLuxe, Inc., a subsidiary of Regal, which conducts Regal’s operations in Quebec, Canada. All material inter-company accounts and transactions have been eliminated in consolidation.

The Company uses a calendar year-end for financial reporting periods. The Company announced in March 2003 that, effective immediately, it is changing from a calendar year to the 12 month period commencing on October 1 and ending on September 30. The Company intends to file a transition report on Form 10-K for the period beginning January 1, 2003 and ending on September 30, 2003.

Foreign currency translation

The Company uses the U.S. dollar as its functional currency, except for its Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. Dollar denominated assets and liabilities held by Regal, are re-measured into the Canadian dollar using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during each period. The effects of these items as they relate to Regal are reflected in earnings. Foreign currency transaction gains and losses are included in the consolidated statements of operations. For consolidation purposes, Regal’s financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using average quarterly exchange rates for revenues and expenses. Translation gains and losses are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders’ equity (deficit).

Revenue recognition

Revenue is recognized when the product is delivered to the Company’s independent sales consultants. With respect to Regal, approximately 70% of its sales are made at representative service centers where delivery to the Company’s independent sales representatives occurs at the point of purchase. With respect to Discovery Toys’ sales and Regal’s non-service center sales, delivery generally occurs at the time of shipment, which is when legal title and risk of loss are transferred to the Company’s independent sales consultants. The Company records shipping and handling fees invoiced to the independent sales representatives as revenue. The Company records revenue for catalogues and business forms that are sold to independent sales consultants.

Independent sales consultants have limited rights to return product orders, and the Company records provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience.

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables which are determined based on historical experience and the Company’s

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessment of general financial conditions affecting its customer base. If actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The provision for doubtful accounts is classified as sales and marketing expense.

The Company uses cash incentive and promotional coupon awards to incent its independent sales representatives. Discovery Toys maintains an incentive bonus plan in which all independent consultants participate. Under the plan, consultants earn awards based on individual and team sales performance and other benchmarks. Awards are determined and accrued for on a monthly basis. Regal awards promotional coupons for product purchases on a periodic basis. These awards are reflected as a reduction of revenues in the period the awards are earned. Awards under the incentive compensation plan were $31,222,000, $8,964,000, and $7,545,000 for 2002, 2001, and 2000, respectively.

The Company provides coupons to buyers of its products and to hostess volunteers that can be used towards the purchase of future Company products. When coupons are provided in conjunction with the sale of products, the Company allocates the sales proceeds between the fair values of the products and the value of the coupon based on estimated redemption rates. Amounts attributable to the value of the coupon are deferred until the earlier of redemption of the coupon or expiration occurs. When coupons are provided as incentives to hostess volunteers, the Company accrues the value of the coupon based on estimated redemption rates as a reduction of revenue.

Cost of revenues consists of costs of products, printing costs of catalogues sold, and variable freight and labor costs.

Shipping and handling costs

In October 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, “Accounting for Shipping and Handling Revenues and Costs”, which requires fees billed to customers associated with shipping and handling to be classified as revenue, and costs associated with shipping and handling to be either classified as cost of revenues or disclosed in the notes to the financial statements. The Company records shipping and handling fees billed to customers as revenue. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of revenues.

Advertising costs

Direct response advertising costs, consisting principally of catalog preparation, printing and postage costs incurred by Regal are capitalized and amortized over the period of benefit, generally three to six months. $1,106,000 and $1,378,000 of such costs were capitalized at December 31, 2002 and 2001, respectively, and $4,974,000 and $161,000 was expensed for the year ended December 31, 2002 and the period from December 14, 2001 through December 31, 2001, respectively, as sales and marketing expenses. Additional catalogue costs for Regal and Discovery Toys totaling $2,899,000, $1,062,000 and $1,057,000 in 2002, 2001 and 2000, respectively, are included in cost of revenues, as these catalogues were sold to sales representatives.

Warranty returns

The Company has warranty obligations in connection with the sales of its Discovery Toys products. Discovery Toys offers a limited warranty on its products. The Company estimates its warranty returns at the

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

point of sale for a given product based on historical rates. The change in the Company’s accrued warranty obligations from December 31, 2001 to December 31, 2002 was as follows:

Accrued warranty obligations at December 31, 2001	$ 75,000
Actual warranty experience during 2002	(53,000)
2002 warranty provisions	33,000

Accrued warranty obligations at December 31, 2002	$ 55,000

Seasonality

The Company operates within a highly seasonal industry whereby approximately 40-50% of its revenues are recognized during the months of October through December.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, $3,663,000 and $6,174,000, respectively, of money market securities are included in cash and cash equivalents, the fair value of which approximates cost. The Company deposits cash and cash equivalents with high credit quality financial institutions in the United States and Canada.

Derivatives

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Inventory

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

Property and equipment

Property and equipment are stated at historical cost. Depreciation is calculated using the straight-line or accelerated method over the estimated useful lives of the assets ranging from three to ten years as follows:

Computer equipment and software	3 to 5 years
Furniture, fixtures and office equipment	10 years
Leasehold improvements	Shorter of estimated economic life or term of the lease
Machinery and equipment	5 to 10 years

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1,484,000, $580,000, and $443,000, respectively.

Goodwill, other indefinite-lived assets and negative goodwill

Goodwill and negative goodwill related to acquisitions occurring prior to July 1, 2001 were amortized using the straight-line method over a 10-year life through December 31, 2001. Due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, the Company ceased to amortize goodwill. Instead, the Company assesses goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent review. Unamortized negative goodwill as of January 1, 2002 has been recorded as the cumulative effect of a change in accounting principle. Amortization expense of negative goodwill for the years ended December 31, 2001 and 2000 was $(525,000). The cumulative effect of a change in accounting principle for the year ended December 31, 2002 was $3,674,000.

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The carrying values of the redeemable warrants and put rights granted to the minority stockholder are recorded at their fair value. The fair values of the notes payable at December 31, 2002 are as follows:

Short-term bridge notes	$6,500,000
Notes payable	$17,847,000

Customer lists

Customer lists purchased in connection with the acquisitions of businesses are amortized on a pro rata basis over their estimated useful lives of five years. Amortization expense for the year ended December 31, 2002 was $1,282,000 and is classified as general and administrative expense.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share (“EPS”)

The Company calculates basic EPS and diluted EPS in accordance with SFAS No. 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares.

Stock-based compensation

The Company follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), which requires pro forma disclosure of net income and earnings per share as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for the preparation of its basic financial statements.

Under APB No. 25, expense for employee and director stock option grants is recognized if the market price of the Company’s common stock exceeds the exercise price of the option on the date on which both the number of shares an individual is entitled to receive and the exercise price are known. This measurement is referred to as the intrinsic value of an award.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. The Company did not grant any stock options during 2002, 2001, or 2000. However, during 2001, CYL Development Holding, LLC (CYL) granted certain employees and directors of the Company options to purchase 2.1 million shares of Eos common stock owned by CYL. The Company recorded expense based on the intrinsic value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001
Risk free interest rate	3.36%
Expected dividend yield	0.00%
Expected stock volatility	55.00%
Expected life of options	5.0	years

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting period.

Eos pro forma information follows:

	December 31
	2002	2001
Net (loss) earnings as reported	$(2,903,000)	$1,740,000
Add: Stock-based compensation included in reported net earnings, net of related tax effects	—	51,000
Deduct: Stock based compensation determined under fair value method for awards, net of related tax effects	(295,000)	(243,000)
Pro forma net (loss) earnings	(3,198,000)	1,548,000
Pro forma basic and diluted (loss) earnings per common share	$(0.06)	$0.03

The weighted-average fair value of options granted by CYL to employees and directors of Eos was $0.47.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority interest

Minority interest represents MDC Corporation, Inc.’s (MDC) proportionate share of the equity of Regal plus the fair value of the put rights granted to MDC in connection with the Company’s acquisition of an 85% interest in Regal. The carrying value of minority interest is adjusted for changes in the fair value of the put rights, together with MDC’s proportionate share of Regal’s earnings. For the year ended December 31, 2002, minority interest expense was $94,000 and was comprised of a $206,000 expense for the increase in the fair value of the put rights offset by a benefit of $112,000 representing MDC’s 15% interest in Regal’s loss for 2002. Minority interest expense for the year ended December 31, 2001 was comprised of MDC’s 15% interest in Regal’s earnings from the date of Regal’s acquisition, December 14, 2001, to December 31, 2001.

Comprehensive earnings

As required by SFAS No. 130, “Reporting Comprehensive Income,” comprehensive earnings consists of other net earnings and other gains or losses affecting stockholders’ equity that are excluded from net earnings. Such gains or losses consist primarily of foreign currency translation gains or losses.

Management’s use of estimates and assumptions

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

Segment information

The Company has three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Discovery Toys, (2) Regal and (3) Corporate. The Company evaluates performance based on revenues, operating profit and net earnings.

The Company markets its products to customers in the United States of America and Canada. Revenues derived from customers located in the United States of America accounted for 39%, 88% and 94% for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues derived from customers located in Canada accounted for 61%, 12% and 6% for the years ended December 31, 2002, 2001 and 2000 respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Recent accounting pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria under generally accepted accounting principles for extraordinary classification. SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In November 2002, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of EITF 00-21 will have on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim periods or annual periods ending after December 15, 2002. See Note 4 under “Warranty Returns.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net earnings of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements because it intends to continue to apply the intrinsic value method for stock-based employee compensation.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002. Based upon our preliminary review, we do not believe that the adoption of FIN 46 will have a significant effect on our consolidated financial statements.

NOTE 5.    BALANCE SHEET COMPONENTS:

	December 31
	2002	2001
Accounts receivable, net:
Accounts receivable	$1,630,000	$1,639,000
Less allowance for doubtful accounts	108,000	303,000

Net accounts receivable	$1,522,000	$1,336,000

Inventory:
Finished goods	$17,232,000	$15,008,000
Work in process	56,000	78,000
Raw material and supplies	679,000	383,000
Less allowance for obsolescence	1,135,000	1,256,000

Net inventory	$16,832,000	$14,213,000

Prepaid expenses and other current assets:
Prepaid catalogue costs	$1,514,000	$1,685,000
Other prepaid expense and current assets	1,266,000	1,108,000

Total prepaid expenses and other current assets	$2,780,000	$2,793,000

Property and equipment, net:
Furniture, fixtures & office equipment	$671,000	$550,000
Machinery and equipment	1,501,000	949,000
Computer equipment and software	3,974,000	3,636,000
Leasehold improvements	1,058,000	976,000

Total property and equipment	7,204,000	6,111,000
Less accumulated depreciation	3,592,000	1,495,000

Net property and equipment	$3,612,000	$4,616,000

Customer list, net:
Customer list	$3,131,000	$3,100,000
Less accumulated amortization	1,282,000	—

Net customer list	$1,849,000	$3,100,000

Accrued liabilities:
Accrued compensation—sales consultants	$2,135,000	$1,376,000
Accrued compensation and related expenses	884,000	1,835,000
Sales and use taxes payable	1,432,000	1,384,000
Inventory in transit	614,000	1,374,000
Interest payable	925,000	94,000
Payables to related parties	729,000	460,000
Other	1,884,000	2,354,000

Total accrued liabilities	$8,603,000	$8,877,000

Minority interest:
15% interest in Regal	$3,692,000	$3,770,000
Fair value of put rights held by minority stockholder	716,000	510,000

Minority interest	$4,408,000	$4,280,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    BANK LINES OF CREDIT

In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000. The line of credit bears interest at prime (4.25% at December 31, 2002). The line of credit expires on the earlier of August 19, 2003, or on demand. As of December 31, 2002, Eos had drawn funds against the line of credit of $500,000 with payments made only for interest due.

In December 2001, in conjunction with the acquisition of Regal, Regal entered into a revolving credit agreement with The Bank of Nova Scotia for up to $10 million CDN (approximately $6.3 million U.S.) to assist in meeting its operating requirements. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. At December 31, 2002, Regal had $3.2 million available based on its borrowing base restrictions. The credit line bears interest at the bank’s Canadian prime rate plus 3.00% per annum (7.5% at December 31, 2002) with interest payable monthly. There were no borrowings outstanding on this line of credit at December 31, 2002 and 2001.

In 1999, Discovery Toys entered into a line of credit arrangement with a bank providing for advances up to $5,000,000. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. At December 31, 2002, Discovery Toys had $1.5 million available based on its borrowing base restrictions. Outstanding borrowings bear interest at a variable rate, which is generally related to the bank’s borrowing rate plus 2% (5.75% at December 31, 2002). The line of credit expires in May 2003 and requires that certain covenants be met. The Company was in compliance with all covenants at December 31, 2002. Borrowings under the line of credit are secured by substantially all of the assets of Discovery Toys. There were no borrowings outstanding on this line of credit at December 31, 2002 and 2001.

NOTE 7.    NOTES PAYABLE AND REDEEMABLE WARRANTS

On December 14, 2001, Eos purchased the Regal Greetings & Gifts division of MDC, an Ontario Corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). The Company’s acquisition of Regal was financed through borrowings undertaken by both Eos and Regal Greetings & Gifts Corporation, an entity formed by Eos to affect the purchase of the Regal division from MDC. The borrowings and relevant accounting are summarized below.

The senior debt of approximately $7.0 million ($11,000,000 CDN), provided by The Bank of Nova Scotia to Regal bears interest at the bank’s prime rate plus 3% (7.5% at December 31, 2002) and matures in December 2006. Principal payments of $316,000 ($500,000 CDN) per quarter are to be made through December 2003, increasing to principal payments of $475,000 ($750,000 CDN) per quarter through September 2006, and a final payment of the remaining principal and interest are due in December 2006. In addition to the scheduled payments, accelerated payments may be required if certain operating cash flow requirements are met. This note is secured by all of the assets of Regal. Cash debt issue costs are reflected as a discount on the note.

The mezzanine debt of approximately $4.4 million ($7,000,000 CDN) provided by RoyNat Capital to Regal bears interest at 12% and matures in January 2007. Interest is payable monthly. Principal payments of $95,000 ($150,000 CDN) per quarter are due from January 2004 through October 2006. The remaining unpaid balance is due upon maturity in January 2007. Regal issued 11,000 detachable warrants to purchase shares of Regal stock at $0.01 per share to RoyNat in connection with this debt. These warrants also entitle the holder to put rights that allow the holder of either the warrants or the shares to be received upon exercise to sell these warrants or shares back to Regal in exchange for cash. The relative fair value of both the put and call features of these warrants was determined using the Black Scholes model and is reflected as a discount on the related debt with a corresponding credit reflected as a liability as the put is to be settled in cash and the call is to be settled in the shares of the

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary. The put may be exercised upon the earlier of certain liquidity events, as defined in the agreement, or January 2007. The price at which the warrants or underlying shares may be sold back to the Company is equal to the greater of (i) the price paid per share in any of the triggering liquidity events, (ii) fair market value, as defined in the agreement per share of Regal stock, or (iii) five times average Regal earnings per share before interest, taxes, depreciation and amortization plus cash on hand less payments needed to retire the senior debt, mezzanine debt and note to seller. Regal also has the right to buy back up to 50% of the warrants or shares received subsequent to exercise of the warrants. Changes in the fair value of the warrants are recorded as additional interest expense. To value the warrants at December 31, 2001 using the Black Scholes model, a risk-free rate of 4.46%, volatility of 55%, a dividend yield of zero and an expected life of five years were used. To value the warrants at December 31, 2002 using the Black Scholes model, a risk-free rate of 2.34%, volatility of 55%, a dividend yield of zero and an expected life of five years were used. The increase in value of the warrants during 2002 of $385,000 was recorded as interest expense. This note is secured by all of the assets of Regal. The mezzanine debt is subordinate to the senior debt.

In connection with the Company’s acquisition of Regal, Regal issued a note to the seller, MDC, in the principal amount of approximately $3.8 million ($6,000,000 CDN). Since acquisition, the Company has accrued interest payable of $285,000. The note is unsecured, bears interest at 7% and matures in December 2006. Two principal payments of equal to the lesser of approximately $1.25 million or a percentage of operating cash flow are to be made by February 2005 and February 2006. The remaining unpaid balance of principal and interest is due upon maturity in December 2006. Because the stated interest rate on the note is less than the market rate of interest that Regal could obtain on a note with similar terms (which the Company believes to be 13%), a discount has been recorded on the note to approximate the difference between the fair value and face value of the note. The note is subordinate to both the senior and mezzanine debt. At December 31, 2002, the note payable balance of $3,347,000 includes a remaining unamortized discount on the note of $735,000 and deferred interest payable of $285,000.

The bridge financing provided by DL Holdings I, LLC and Weichert Enterprises LLC to Eos in the aggregate principal amount of $6.5 million bears interest at 13% and matured in April 2002, at which time all principal and interest was due. Eos’ short-term bridge lenders were also granted 2,600,000 warrants to purchase shares of Eos common stock at $2.95 per share. Eos’ short-term bridge lenders were originally granted a penalty clause which provides that they would receive warrants to purchase 16,667 shares of common stock at $0.01 per share for every day that the note and interest was not paid after December 9, 2002. The warrants also contained put rights that would have allowed the warrant holders to sell their warrants back to Eos in exchange for cash. The price at which holders could put their warrants back to Eos until April 14, 2002 was $0.15 per warrant. The value attributable to this put of $390,000 at December 31, 2001 was classified as a liability as it was to be settled in cash.

During 2002, various amendments were made to the short-term bridge notes and the related warrants that a) extended the maturity date of the notes to January 31, 2003; b) increased the price at which the holders could sell the warrants back to Eos to $0.90 per warrant; and c) amended the exercise price from $2.95 per underlying share to the weighted average cash price paid per share of common stock sold be Eos from April 15, 2002 through December 31, 2002. Due to the change in the redemption price of the warrants from $0.15 per warrant to $0.90 per warrant, the Company recorded additional interest expense of $1,950,000 during 2002 to reflect the increase in liability associated with the warrant to $2,340,000 at December 31, 2002. As there were no sales of common stock between April 15, 2002 and December 31, 2002, the Company did not record any expense associated with the modifications of the warrants.

As discussed in Note 22: Subsequent Events, the short-term bridge notes were repaid and the put rights were eliminated in January 2003.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The relative fair value of both the call and put features for the original warrants issued to Eos’ short-term bridge lenders has been determined using the Black Scholes model and is reflected as a discount on the note. Underlying assumptions in the valuation include a risk-free rate of 4.46%, volatility of 55%, a dividend yield of zero and an expected life of 5.33 years. The value attributable to put has been classified as a liability as it is settled in cash. The value attributable to the call has been classified as equity as it is settled in the shares of Eos, which is the parent company. A significant stockholder of Eos is also a non-voting member of DL Holdings I, LLC. Eos also has the right to buy back up to 75% of the warrants from the warrant holders.

On January 15, 1999, in accordance with the Avon Stock Transfer Agreement between Avon Products Inc., Discovery Toys L.L.C. and Discovery Toys, Inc., Discovery Toys received $3,500,000 in exchange for an unsecured note payable to Avon due on January 15, 2006. The note bears interest at 4.64% per annum payable at maturity. The Company determined that the market rate of interest at which it could borrow similar funds was approximately 10.75% per annum at January 15, 1999. As a result, the note payable was recorded net of a discount of $1,227,000 that will be amortized into interest expense over the life of the note. On June 28, 2001 the loan agreement was amended and a new maturity date was established. The new maturity date of the loan was June 30, 2003, and at December 31, 2001 the note payable balance of $3,412,000 included a remaining unamortized discount on the note of $591,000 and deferred interest payable of $503,000. On December 27, 2002, the loan agreement was amended and a new maturity date was established. The new maturity date of the loan is December 31, 2004, with a payment of accrued interest of $150,000 due at June 30, 2003. At December 31, 2002, the note payable balance of $3,991,000 includes a remaining unamortized discount on the note of $197,000, which will be amortized through the revised maturity date of December 31, 2004, and accrued interest payable of $688,000.

Notes payable at December 31, 2002 and 2001 consisted of the following:

	December 31
	2002	2001
Maturing within one year:
Avon note	$150,000	$—
Senior debt, prime plus 3%	1,266,000	1,253,000

Subtotal	1,416,000	1,253,000

Short-term bridge notes, 13%, due January 2003	6,500,000	5,542,000

Total notes payable maturing within one year	$7,916,000	$6,795,000

Notes payable:
Avon note, 4.64%, unsecured, due December 2004	$3,991,000	$3,412,000
Senior debt, prime plus 3%, due December 2006	6,401,000	7,461,000
Mezzanine debt, 12%, due January 2007	3,650,000	3,410,000
Note due to seller MDC, 7%, unsecured, due December 2006	3,347,000	2,861,000

Total notes payable	17,389,000	17,144,000
Less current portion	(1,416,000)	(1,253,000)

Total notes payable, less current portion	$15,973,000	$15,891,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding notes payable as of December 31, 2002 are comprised of the following:

	Principal and Deferred Interest Payable	Discount	Net Carrying Value
Senior debt	$ 6,962,000	$ 561,000	$ 6,401,000
Mezzanine debt	4,430,000	780,000	3,650,000
Note due to seller MDC	4,082,000	735,000	3,347,000
Avon	4,188,000	197,000	3,991,000

	$19,662,000	$2,273,000	17,389,000
Less: Current maturities			1,416,000

Total notes payable, less current maturities			15,973,000

Short-term bridge notes	$ 6,500,000	—	$ 6,500,000

Minimum annual payments are due as follows:

Year ending December 31,
2003	$ 7,916,000
2004	6,314,000
2005	2,280,000
2006	6,362,000
2007	3,290,000

$26,162,000

NOTE 8.    ACQUISITIONS

Regal Greetings & Gifts

On December 14, 2001, Eos purchased the Regal Greetings and Gifts division of MDC, an Ontario Corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). The Regal business consists of all the assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory and prepaid expenses. This acquisition was accounted for as a purchase.

The Regal business was purchased by Regal Greetings & Gifts Corporation, a Canadian Corporation (“Regal”) which was formed by RGG Acquisition Inc., (“RGG”), a wholly owned subsidiary of Eos, to effect the purchase. The purchase price for an 85% interest in the assets of the Regal business was approximately $22.0 million, including $0.7 million in cash acquisition costs, plus the assumption of existing liabilities. The $22.0 million, together with cash debt issue costs of $0.7 million relating to the transaction, was satisfied with the issuance of a $3.8 million note ($2.9 million net of discount) by Regal to MDC, put rights with an estimated fair value of $0.5 million granted to MDC related to its 15% ownership interest in Regal, $6.5 million of short-term bridge notes issued by Eos, a primary loan of $8.3 million from The Bank of Nova Scotia to the Regal Corporation and a mezzanine loan in the amount of $4.5 million from RoyNat Capital Inc. (“RoyNat”) to the Regal. In connection with the mezzanine loan, Regal issued warrants to RoyNat to purchase 11,000 shares of the common stock of the Regal for $0.01 per share. Upon exercise of such warrants, RGG’s and MDC’s percentage of ownership of Regal will be reduced proportionally. The purchase price and nature of the consideration paid in the acquisition were determined through negotiations.

The short-term bridge notes were payable in April 2002 in the principal amount of $3.0 million to Weichert Enterprise LLC and in the principal amount of $3.5 million to DL Holdings I, L.L.C. A significant Eos stockholder is also a stockholder of DL Holdings I, L.L.C. In connection with the short-term notes, Eos issued

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants to acquire 2,600,000 shares of its common stock for $2.95 per share subject to certain terms and conditions. The results of Regal’s operations have been included in the consolidated financial statements since December 14, 2001.

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

Purchase price is comprised of the following:

Cash to seller (a)	$17,857,000
Seller financing, net of discount of $925,000	2,902,000
Put rights granted to the selling stockholder	510,000
Acquisition costs	691,000

$21,960,000

(a)	Sources of cash are comprised of the following:

	Net Carrying Value	Discount	Face
Senior debt	$7,584,000	$707,000	$8,291,000
Mezzanine debt	3,470,000	994,000	4,464,000
Bridge financing	5,384,000	1,116,000	6,500,000

			19,255,000
Less: Cash debt issue costs			(707,000)
Acquisition costs			(691,000)

			$17,857,000

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

December 14, 2001
Current assets	$16,599,000
Property, plant and equipment	3,888,000
Other assets	757,000
Customer list	3,155,000
Indefinite-lived intangible assets	5,584,000

Total assets acquired	29,983,000
Current liabilities	(4,196,000)
Minority interest	(3,827,000)

Purchase consideration	$21,960,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The customer list represents an acquired intangible asset with a useful life of five years. All indefinite-lived intangibles, including goodwill and tradename, is allocated to the Regal segment, and approximately 75% of the balance is expected to be deductible for tax purposes.

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

	Years Ended December 31,
	2001	2000
	(Unaudited)	(Unaudited)
Revenue	$96,258,000	$95,845,000
Net loss	(12,479,000)	(1,923,000)
Basic and diluted net loss per share	(0.22)	(0.03)

The 2001 pro forma net loss includes a $17.5 million goodwill impairment charge that was recorded by Regal prior to its acquisition by Eos.

NOTE 9.	GOODWILL, OTHER INDEFINITE-LIVED INTANGIBLE ASSETS, NEGATIVE GOODWILL AND CUSTOMER LIST

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142, adopted January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company adopted the provisions of SFAS 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, the Company recorded a benefit of approximately $3.7 million in the first quarter of 2002, resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal on December 14, 2001. The Company completed its transitional impairment test during the second quarter of 2002 and its annual test during the fourth quarter of 2002. No impairment was noted in these tests.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reflects the impact that SFAS No. 142 would have had on prior year net earnings before cumulative effect of change in accounting principle and earnings (loss) per common share if adopted in 2001:

	Years Ended December 31,
	2002	2001
Reported net (loss) earnings	$(2,903,000)	$1,740,000
Cease negative goodwill amortization	—	(525,000)
Write-off of unamortized negative goodwill	(3,674,000)	—

Adjusted net (loss) earnings	$(6,577,000)	$1,215,000

Reported basic (loss) earnings per common share	$(0.05)	$0.04
Cease negative goodwill amortization	—	(0.01)
Write-off of unamortized negative goodwill	$(0.07)	—

Adjusted basic (loss) earnings per common share	$(0.12)	$0.03

Reported diluted (loss) earnings per common share	$(0.05)	$0.04
Cease negative goodwill amortization	—	(0.01)
Write-off of unamortized negative goodwill	(0.07)	—

Adjusted diluted (loss) earnings per common share	$(0.12)	$0.03

The Company assesses goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews.

Tradename and goodwill, associated with the 2001 acquisition of Regal, and negative goodwill, associated with the 1999 change in ownership of Discovery Toys, as of December 31, 2002 and 2001 are as follows:

	December 31
	2002	2001
Unamortized intangible assets:
Tradename	$4,824,000	$—
Goodwill	900,000	5,488,000
Less accumulated amortization	—	—

Indefinite lived intangible assets	$5,724,000	$5,488,000

Negative goodwill, net:
Negative goodwill	—	(5,249,000)
Less accumulated amortization	—	1,575,000

Net negative goodwill	—	$(3,674,000)

Changes in the net carrying account of goodwill, tradename and negative goodwill for the year ended December 31, 2002 are as follows:

	Tradename	Goodwill	Negative Goodwill
Balance at December 31, 2001	$—	$5,488,000	$(3,674,000)
Reallocation based on final allocation of purchase price	4,824,000	(4,824,000)	—
Change in Regal purchase price allocation	—	236,000	—
Cumulative effect of change in accounting principle	—	—	3,674,000

Balance at December 31, 2002	$4,824,000	$900,000	$—

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer list includes the acquired customer list purchased in connection with the acquisition of the Regal business and is amortized over an estimated useful life of five years. As of December 31, 2002 and 2001, customer list consisted of the following:

	December 31
	2002	2001
Customer list, net:
Customer list	$3,131,000	$3,100,000
Less accumulated amortization	(1,282,000)	—

Net customer list	$1,849,000	$3,100,000

The estimated future amortization expense is as follows:

2003	886,000
2004	533,000
2005	293,000
2006	137,000

$1,849,000

Amortization expense related to the customer list was $1,282,000 for the year ended December 31, 2002.

NOTE 10.    STOCKHOLDERS’ EQUITY (DEFICIT)

All share data has been retroactively restated based on the share exchange rate implicit in the Discovery Toys transaction of approximately 80 shares of Eos common stock for each share of Discovery Toys common stock outstanding at July 18, 2001. The weighted-average number of shares outstanding for years ended December 31, 2001 and 2000 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding.

In October 2002, the Company converted the deferred compensation of its Chairman of the Board totaling $3,000,000 to paid-in capital in exchange for the future issuance of stock options of equal fair market value at date of grant, subject to stockholder approval.

On July 18, 2001, in connection with the reverse merger with Discovery Toys, Eos issued an aggregate of 33,772,143 shares of common stock to the former Discovery Toys stockholders. The corresponding recapitalization of Discovery Toys resulted in the issuance to Eos, for accounting purposes, of 22,359,955 shares of Discovery Toys stock. On September 25, 2001 Eos recorded a charge of $51,000 to general and administrative expenses related to the intrinsic value of an option granted by a principal stockholder to a director to purchase 100,000 shares of common stock at an exercise price of $1.00 from this principal stockholder.

On July 6, 2001, the Company redeemed 130,395 shares of its common stock held by an employee in exchange for $29,000.

On June 29, 2001, the Company made a cash distribution to holders of the Company’s common stock in the aggregate amount of $4,500,000, of which $99,000 was recorded as a dividend and $4,401,000 was recorded as a distribution in excess of capital.

On June 28, 2001, the Company redeemed 3,911,831 shares of its common stock held by Avon Products, Inc. in exchange for $1,456,000.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February, July and November 2000, the Company paid dividends totaling $1,498,000 to holders of its Common Stock.

In June 2000, the Company repurchased 1,173,549 shares of Common Stock from a former employee at the stock’s deemed fair value of $17,000.

In January 2000, the Company issued a total of 260,789 fully vested shares of Common Stock to two employees for consideration of $1 per employee. The Company recorded $3,000 in compensation expense as a result of these transactions.

STOCK OPTIONS AND WARRANTS

1997 Stock Option Plan

Officers, directors, consultants and other key personnel of Eos are eligible for option grants under the 1997 Stock Option Plan which is administered by the Board. The administration of the 1997 Plan may be delegated to a committee of the Board at the Board’s discretion. The 1997 Plan authorizes the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase up to 750,000 shares of common stock at a price not less than 100% (110% in the case of ISO’s granted a person who owns stock possessing more than 10% of the voting power of Eos) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISO’s granted to a 10% stockholder). To the extent not otherwise provided by the Board, options granted under the 1997 Plan to employees and consultants become exercisable in three installments, each equal to one-third of the entire option granted and exercisable on the first, second and third anniversaries of the grant date, respectively. In the event an employee’s service to Eos ceases, vested options may be exercised within one year in the case of death or following a determination of disability. Vested options may be exercised within three months following termination for any other reason; except that, if such termination is for cause. If termination is for cause, the options may not be exercisable following such termination. In no event may an option be exercised later than the date of expiration of the term of the option as set forth in the agreement evidencing such option. Options will not be transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative). The 1997 Plan will terminate by its terms in 2007. As of December 31, 2002, options to purchase an aggregate of 175,000 shares were outstanding under the 1997 Plan and 291,000 shares were available for future grant.

1999 Employee Stock Option Plan

Officers and other full time employees of Eos and any of its subsidiaries are eligible to participate in the 1999 Employee Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 6,500,000 shares of common stock are reserved for issuance under the 1999 Employee Stock Option Plan, which includes additional allocations approved by action of the majority stockholders of 1,000,000 and 3,212,500 shares in January 2000 and July 2000, respectively. As of December 31, 2002, options to purchase an aggregate of 2,437,753 shares had been granted, net of forfeitures, and 4,062,247 shares were available for future grant.

The 1999 Employee Stock Option Plan permits grants of ISOs and NSOs. An employee who owns more than ten percent (10%) of the total combined voting power of all classes of outstanding stock of Eos or its subsidiaries will not be eligible for the grant of an ISO, unless the requirements set forth in Section 422(c)(5) of the Internal Revenue Code (the “Code”) are satisfied. The exercise price per share of an option is established by the administrator of the 1999 Employee Stock Option Plan in its discretion, but, in the case of an ISO, may not be less than the fair market value (or not less than 110% of the fair market value under the requirements of

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 422(c)(5) of the Code) of a share of common stock as of the date of grant. NSOs granted under the 1999 Employee Stock Option Plan may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding. No individual is permitted to receive options to purchase common stock during any fiscal year in excess of 500,000 shares of common stock; provided, however, a newly hired individual may receive options to purchase up to 2,400,000 shares of common stock during the portion of the fiscal year remaining after his or her date of hire.

Options granted under the 1999 Employee Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant, in the case of an ISO (or five years under the requirements of Section 422(c)(5) of the Code). The exercise of an option may be accelerated in the event of the optionee’s death, disability, retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service with or without cause. Such period will be established by the plan administrator at its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative).

The 1999 Employee Stock Option Plan provides for partial acceleration of options granted under the plan under certain circumstances involving certain changes in control of Eos. The 1999 Employee Stock Option Plan will terminate by its terms in 2009.

1999 Outside Directors Stock Option Plan

Non-Employee directors of Eos and any of its subsidiaries are eligible for option grants under the 1999 Outside Directors Stock Option Plan, which is administered by the Board. An aggregate of 385,000 shares of common stock are reserved for issuance under the 1999 Outside Directors Stock Option Plan. As of December 31, 2002, options to purchase an aggregate of 250,000 shares had been granted, net of forfeitures, and 135,000 shares were available for future grant.

The options granted under the 1999 Outside Directors Stock Option Plan are NSOs. The exercise price per share of an option is established by the Board at its discretion. The exercise price per share of an option may be fixed or vary in accordance with a predetermined formula while the option is outstanding.

Options granted under the 1999 Outside Directors Stock Option Plan are exercisable (subject to such restrictions and vesting provisions as the Board may determine on the date of grant at its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee’s death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service with or without cause. Such period will be established by the Board at its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative). The 1999 Outside Directors Stock Option Plan will terminate by its terms in 2009.

1999 Consultants Stock Option Plan

Consultants and other bona fide service providers to Eos and any subsidiaries are eligible for option grants under the 1999 Consultants Stock Option Plan, which may be administered by the Board or a committee of the Board. An aggregate of 327,500 shares of common stock are reserved for issuance under the 1999 Consultants

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan. As of December 31, 2002, options to purchase an aggregate of 295,000 shares, net of forfeitures, had been granted under the 1999 Consultants Stock Option Plan and 32,500 shares were available for future grant.

The options granted under the 1999 Consultants Stock Option Plan are NSOs. The exercise price per share of an option is established by the administrator of the 1999 Consultants Stock Option Plan at its discretion. The exercise price may be fixed or may vary in accordance with a predetermined formula while the option is outstanding.

Options granted under the 1999 Consultants Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant in its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee’s death, disability or retirement or other events, and may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service with or without cause. Such period will be established by the plan administrator at its discretion on the date of grant. Options will not be transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative). The 1999 Consultants Stock Option Plan will terminate by its terms in 2009.

Certain stock options granted to Eos employees and directors prior to July 18, 2001 remain outstanding subsequent to Discovery Toys’ acquisition of Eos. No value was assigned to outstanding stock options in the accounting for the acquisition since their exercise prices were significantly higher than the market value of Eos common stock at the time of the acquisition. A summary of option activity is as follows:

	Options available to grant	Options Outstanding	Weighted Average Exercise Price
Options assumed at July 18, 2001	3,756,247	4,672,253	$6.78
Cancellations	682,000	(682,000)	9.86

December 31, 2001	4,438,247	3,990,253	6.26
Cancellations	82,500	(82,500)	13.95

December 31, 2002	4,520,747	3,907,753	$6.10

At December 31, 2002, 750,000 of the options outstanding were granted outside of the stock option plans prior to July 18, 2001. All were exercisable and had a weighted average exercise price of $7.20.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Weighted Shares Outstanding	Weighted Average Price	Average Remaining Life	Number Exercisable	Weighted Average Price	Weighted Average Remaining Life
$ 0.75 –$ 3.53	182,753	$0.87	5.11	179,684	$0.82	5.07
4.50 – 5.20	2,700,000	5.12	7.28	2,700,000	5.12	7.28
9.00 – 10.00	995,000	9.55	5.17	995,000	9.55	5.17
11.19 – 11.19	30,000	11.19	6.76	25,625	11.19	6.76

$ 0.75 –$11.19	3,907,753	$6.10	6.64	3,900,309	$6.09	6.64

At December 31, 2001, 3,903,000 options with a weighted average exercise price of $6.26 were exercisable.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, CYL, a principal owner of Eos common stock, granted certain employees and directors 2.1 million options to purchase Eos shares owned by CYL. The Company recorded a charge of $51,000 to general and administrative expense based on the intrinsic value of the awards.

In October 2002, Eos entered into an amended agreement with Peter Lund, Chairman of the Board, revising his annual salary and reducing the risk of failure to pay the chairman’s salary which could constitute a constructive termination and would require payment of Mr. Lund’s deferred compensation of $3.0 million. The amended employment agreement eliminated Mr. Lund’s deferred compensation bonus of $3.0 million. The revised agreement also provided for an award of non-qualified stock options to purchase shares of Eos common stock, subject to stockholder approval, with a 10 year term and an exercise price and grant date to be determined contingent upon Eos securing a minimum level of additional financing. Based upon the completion of a $7.5 million private equity offering of 15,000,000 shares at $0.50 per share on January 14, 2003, Mr. Lund will be granted options to purchase 6,000,000 shares of Eos common stock at $0.50 per share, subject to stockholder approval at the 2003 Annual Meeting of Stockholders. See Note 22 to the Consolidated Financial Statements.

WARRANTS

Warrants to acquire 400,000 shares of common stock at $7.00, expiring in April 2005, and warrants to acquire 200,000 shares of common stock at $0.75 per share, expire in December 2003, were assumed subsequent to the reverse merger between Eos and Discovery Toys.

As discussed in Note 7 to the Consolidated Financial Statements, warrants to acquire 2,600,000 of common stock at $2.95 per share were issued to the Company’s short-term bridge lenders. The warrants, as amended during 2002, expire in December 2007. As discussed in Note 22 to the Consolidated Financial Statements, these warrants were amended on January 14, 2003 when the short-term bridge notes were repaid.

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants assumed at July 18, 2001	600,000	$4.92
Warrants granted to short-term bridge lenders	2,600,000	$2.95

December 31, 2001	3,200,000	$3.32

December 31, 2002	3,200,000	$3.32

NOTE 11.    OPERATING LEASES

The Company leases its distribution and office facilities under the terms of various operating lease agreements, which call for monthly lease payments. Monthly lease payments will be adjusted to market rates as determined in accordance with the lease terms and according to any lease term extensions. The leases generally provide that the Company pays taxes, insurance, maintenance and certain other operating expenses. Discovery Toys distribution and office facility is operating under a non-cancelable lease that expires in 2004. Discovery Toys can renew this lease at its existing rate for two subsequent five-year periods. Regal has entered into operating leases for its distribution and office facility as well as its RSCs. These leases expire at varying times through 2010. Building rental expense totaled $2.7 million, $901,000, and $756,000 in 2002, 2001 and 2000 respectively.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases certain other vehicles and equipment used in its operations under non-cancelable operating lease agreements expiring from 2001 through 2007. Vehicle and equipment rental expenses totaled $131,000, $86,000 and $94,000 in 2002, 2001, and 2000, respectively.

Future minimum lease payments for non-cancelable operating leases at December 31, 2002 are as follows:

	Minimum Lease Commitments	Sublease Income	Net lease Commitments
2003	$2,592,000	$120,000	$2,472,000
2004	1,655,000	20,000	1,635,000
2005	1,382,000	—	1,382,000
2006	1,214,000	—	1,214,000
2007	871,000	—	871,000
Thereafter	1,638,000	—	1,638,000

	$9,352,000	$140,000	$9,212,000

NOTE 12.    CONCENTRATION OF CREDIT RISK

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of amounts receivable from independent sales consultants. The Company extends credit in the normal course of business to its independent sales consultants and performs credit evaluations of financial condition as deemed necessary. Generally, no collateral is required from its independent sales consultants. Credit losses, if any, have been within management’s expectations and are provided for in the financial statements.

The Company maintains demand deposits with financial institutions with credit risk, in the normal course of business, to meet their operating needs. The Company’s credit risk lies with the exposure to loss of uninsured demand deposits in the event of nonperformance by these financial institutions. At December 31, 2002, balances on deposit with financial institutions exceeded federally insured limits by approximately $8,388,000.

NOTE 13.    OTHER INCOME: MERCHANDISING AND PROMOTION AGREEMENT

The Company entered into a merchandising and promotion agreement effective November 1, 1999 with a prominent internet retailer. The original term of the agreement was 62 months. The Company received payments of $1,000,000 in 1999 and $1,500,000 in 2000 per the terms of the agreement. Due to financial difficulties faced by the internet retailer, the Company did not receive a payment of $500,000 due in November 2001 under this agreement. Subject to the terms of the agreement, the contract is in default. The Company was recognizing revenue under the agreement on a pro rata basis over the remaining life of the agreement from the dates the individual payments were received. Due to the default of the agreement, the Company recognized the remaining $2,074,000 of unearned revenue during the year ended December 31, 2001, as it had no further performance obligations. Other income of $2,074,000, and $394,000 related to this agreement was recognized in 2001 and 2000 respectively. At December 31, 2002 and 2001, the Company had no deferred revenue under the agreement. See Note 24, Commitments and Contingencies.

NOTE 14.    INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2002	2001	2000
United States	$(5,116,000)	$2,223,000	$161,000
Foreign	(602,000)	(415,000)	172,000

Total	$(5,718,000)	$1,808,000	$333,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision consists of the following:

	2002	2001	2000
Current:
State	$3,000	$7,000	$6,000
Canadian	577,000	52,000	—

Total current	580,000	59,000	6,000

Deferred:
State	—	—	—
Canadian	185,000	—	—

Total deferred	185,000	—	—

Total	$765,000	$59,000	$6,000

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	2002	2001	2000
Federal statutory income tax rate	(34.0)%	34.0%	34.0%
State income taxes	—	0.3	1.8
Amortization of goodwill	—	(8.0)	(53.6)
Change in valuation allowance	(0.1)	(28.2)	5.9
Amortization of discount and other	34.1	2.3	13.7
Foreign taxes	13.4	2.9	—

Effective tax rate	13.4%	3.3%	1.8%

Deferred tax assets and liabilities are summarized as follows:

	December 31, 2002	December 31, 2001
Net operating loss carryforwards	$3,191,000	$2,104,000
Accrued compensation and accrued vacation	(41,000)	1,301,000
Book amortization of note discount	446,000	—
Goodwill and indefinite-lived intangible assets	2,041,000	2,051,000
Accumulated depreciation and amortization	749,000	1,265,000
Reserves	165,000	285,000
Capitalized overhead-inventory	113,000	158,000
Incentive commitments & other	387,000	80,000
Valuation allowance	(6,607,000)	(6,615,000)

Total, net of valuation allowance	$444,000	$629,000

Current	$190,000	$177,000
Non-Current	254,000	452,000

Total	$444,000	$629,000

The Company’s net operating loss carryforwards included as a deferred tax asset above are approximately $8.0 and 5.6 million for 2002 and 2001, respectively. These operating loss carryforwards will expire between 2003 and 2020 if not utilized.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, certain future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. The Company has assessed its ability to realize future tax benefits, and concluded that as a result of its history of losses, it is more likely than not, that a portion of such benefits will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. A portion of the valuation allowance relates to approximately $2.0 million of future tax benefits related to goodwill purchased in connection with the Regal acquisition. Any tax benefits that are actually realized will be allocated to reduce goodwill.

Provision has not been made for U.S. taxes on undistributed earnings of its Canadian subsidiary. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the Canadian subsidiary. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. Tax. At December 31, 2002, the cumulative amount of reinvested earnings was insignificant.

NOTE 15.    RELATED PARTY TRANSACTIONS

The Company has management consulting services agreements with a board member and two separate companies, each of which has common ownership with Eos or its subsidiaries:

Discovery Toys pays annual management fees of $192,000 to I.F.S of New Jersey, Inc. (IFS). Discovery Toys and IFS have certain common management, certain common directors and certain common stockholders. Discovery Toys had unpaid fees under this agreement of $96,000 and $0 at December 31, 2002 and 2001, respectively. Pursuant to the terms of this agreement, the Company incurred management fees of $192,000 in 2002, 2001 and 2000. On January 14, 2003, Eos acquired IFS. See Note 22 to the Consolidated Financial Statements.

Discovery Toys also receives management services from William S. Walsh, a member of the Company’s Board of Directors, who is also a stockholder, and McGuggan LLC, a stockholder of Eos. Certain members of McGuggan LLC are Directors and significant stockholders of Eos. Discovery Toys pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, to William S. Walsh, and annual fees equal to the greater of $225,000 or a percentage of revenues, as defined in the agreement, to McGuggan LLC for these services. Discovery Toys had unpaid fees under this agreement of $150,000 and $300,000 at December 31, 2002 and 2001, respectively. Pursuant to the terms of these agreements, the Company incurred management fee expenses of $300,000 in 2002, 2001, and 2000.

In December 2001, the Board of Directors approved payment of investment banking fees to McGuggan, LLC in conjunction with the acquisition of Regal. This fee amounted to $160,000 and reimbursement of certain acquisition related costs incurred by McGuggan on behalf of Eos. The Company had unpaid fees under this agreement of $160,000 at December 31, 2002 and 2001.

Eos entered into an agreement for management consulting services for Regal with McGuggan LLC in December 2001. The agreement assigns responsibility for performance of the services to William Walsh and Anthony Calandra. Mr. Walsh and Mr. Calandra are directors and stockholders of Eos. The agreement calls for payment of $500,000 CDN annually for such services (approximately $300,000 U.S.). The Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services to be rendered in 2002. Pursuant to the terms of these agreements, the Company incurred management fee expenses of $323,000 in 2002. The Company had unpaid fees under this agreement of $323,000 on December 31, 2002.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As disclosed in Note 10 to the financial statements, CYL Development Holdings, LLC (CYL), a significant stockholder, granted options to purchase shares of Eos common stock from CYL to an employee and a non-employee director.

NOTE 16.    SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in the financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management, the entities’ operating results are categorized into three segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. Overhead costs associated with the Company’s Eos shell are characterized as “Corporate”. Prior to 2001, the Company only operated through its Discovery Toys segment.

2002 (Dollars in thousands)	Discovery Toys, Inc	Regal Greetings & Gifts	Corporate	Total
Revenues	$39,760	$55,241	$—	$95,001
Operating profit	(97)	2,324	(1,081)	1,146
Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(896)	27	(4,849)	(5,718)
Net earnings (loss)	2,776	(830)	(4,849)	(2,903)
Depreciation	392	1,027	65	1,484
Amortization of customer list	—	1,282	—	1,282
Interest expense	858	2,342	3,803	7,003
Income tax expense	2	763	—	765
Cumulative effect of change in accounting principle	3,674	—	—	3,674
Capital expenditures	42	408	—	450
Total assets, excluding intercompany	10,975	30,156	619	41,750

2001 (Dollars in thousands)	Discovery Toys, Inc	Regal Greetings & Gifts	Corporate	Total
Revenues	$41,825	$2,455	$—	$44,280
Operating profit	1,435	186	(886)	735
Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	2,801	110	(1,103)	1,808
Net earnings (loss)	2,794	49	(1,103)	1,740
Depreciation	471	44	65	580
Amortization of negative goodwill	(525)	—	—	(525)
Interest expense	887	67	198	1,152
Income tax expense	7	52	—	59
Capital expenditures	176	23	—	199
Total assets, excluding intercompany	11,644	30,312	1,052	43,008

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas was as follows (dollars in thousands):

	2002		2001		2000
	Revenues as a percentage of total:	Property & Equipment, Net	Revenues as a percentage of total:	Property & Equipment, Net	Revenues as a percentage of total:	Property & Equipment, Net
United States	39%	$385	88%	$813	94%	$959
Canada	61%	3,227	12%	3,803	6%	9

	100%	$3,612	100%	$4,616	100%	$968

A summary of the Company’s revenues by product is as follows:

	2002	2001	2000
Consumer gift products	$75,870,000	$3,277,000	$—
Educational toys	30,375,000	35,854,000	34,982,000
Books	3,972,000	4,884,000	3,630,000
Educational software	939,000	1,148,000	1,400,000
Shipping revenues	8,236,000	6,703,000	6,338,000
Other	6,831,000	1,378,000	1,326,000
Independent sales consultant incentives	(31,222,000)	(8,964,000)	(7,545,000)

Total	$95,001,000	$44,280,000	$40,131,000

No one customer accounted for more than 10% of the Company’s consolidated annual revenues in fiscal 2002, 2001 or 2000.

NOTE 17.    RETIREMENT PLANS

Discovery Toys sponsors a 401(k) salary deferral plan (“401(k) Plan”) covering substantially all employees of the Company. Contributions to the 401(k) Plan are in the form of employee salary deferral contributions, which may be matched by the Company up to a specific limit. The 401(k) Plan also provides for discretionary profit sharing contributions as determined on an annual basis at the discretion of the Company’s Board of Directors. The Company’s expense incurred during 2002, 2001 and 2000 in connection with the 401(k) Plan was $11,000, $13,000 and $14,000. The Company made $30,000, $38,000 and $27,000 in matching contributions to the 401(k) Plan in 2002, 2001, and 2000. During these years no profit sharing contributions were made.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regal provides a contributory defined benefit plan for its employees. The following schedule reconciles the plan’s funded status (the difference between the fair value of the plan assets and the benefit obligation) to the accrued benefit cost recorded on the consolidated balance sheet:

Year ended December 31,	2002	2001
Change in benefit obligation
Benefit obligation at January 1	$3,329,000	$3,079,000
Service cost for benefits earned	54,000	53,000
Interest cost	227,000	217,000
Member contributions	44,000	46,000
Actuarial gain	—	78,000
Benefits paid	(180,000)	(144,000)
Foreign exchange impact	33,000	—

Benefit obligation at December 31	3,507,000	3,329,000

Change in plan assets
Fair value of plan assets at January 1	3,043,000	2,718,000
Actual return on plan assets	249,000	224,000
Employer contributions	214,000	257,000
Plan participants’ contribution	44,000	46,000
Benefits paid	(180,000)	(144,000)
Actuarial loss	(391,000)	(58,000)
Foreign exchange impact	32,000	—

Fair value of plan assets at December 31	3,011,000	3,043,000

Benefit obligation in excess of plan assets	(496,000)	(286,000)
Unrecognized actuarial loss	606,000	213,000

Prepaid/(accrued) benefit cost	$110,000	$(73,000)

Unrecognized actuarial losses are amortized on a straight-line basis over the average remaining service period of active plan participants.

Net pension cost for the years ended December 31, 2002 and 2001 was as follows:

Year ended December 31,	2002	2001
Service cost for benefits earned	$54,000	$53,000
Interest cost	227,000	217,000
Expected return on assets	(249,000)	(224,000)

Benefit income/(cost)	$32,000	$46,000

As the consolidated financial statements include the results of Regal from the date of its acquisition, December 14, 2001, through December 31, 2001, there was no pension expense included in the 2001 consolidated financial statements.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following actuarial assumptions were used in determining the plans’ funded status and net pension cost. Year-end assumptions are used to compute funded status, while prior year-end assumptions are used to compute net pension cost.

December 31,	2002	2001
Discount rate	6.75%	6.75%
Rate of future compensation increases	4.00%	4.00%
Expected long term rate of return on plan assets	8.00%	8.00%

NOTE 18.    VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Amount Assumed in Acquisition	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$303	—	$189	$384	$108
Deferred tax asset valuation allowance	$6,615	—	—	$8	$6,607
Inventory allowance	$1,256	—	$202	$323	$1,135

Year ended December 31, 2001
Allowance for doubtful accounts	$411	$121	$229	$458	$303
Deferred tax asset valuation allowance	$2,314	$4,795	$—	$494	$6,615
Inventory allowance	$152	$1,055	$49	$—	$1,256

Year ended December 31, 2000
Allowance for doubtful accounts	$274	$—	$360	$223	$411
Deferred tax asset valuation allowance	$2,372	$—	$—	$58	$2,314
Inventory allowance	$407	$—	$—	$255	$152

NOTE 19.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results for the years ended December 31, 2002 and December 31, 2001.

	2002 Quarter Ended
	March	June	September	December
(Unaudited)	(Dollars in thousands, except per share amounts)
Revenues	$16,723	$16,779	$18,646	$42,853
Gross profit (1)	7,148	7,565	7,676	20,973
(Loss) earnings before cumulative effect of change in accounting principle	(3,603)	(3,977)	(3,962)	4,965
Net earnings (loss)	71	(3,977)	(3,962)	4,965
Basic and diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$(0.06)	$(0.07)	$(0.07)	$0.09
Basic and diluted earnings (loss) per common share	—	$(0.07)	$(0.07)	$0.09

(1)	Gross profit reflects the reclassification of $330,000, $369,000 and $471,000 of catalogue costs previously included in sales and marketing expenses to cost of revenues for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001 Quarter Ended
	March	June	September	December
(Unaudited)	(Dollars in thousands, except per share amounts)
Revenues	$7,029	$7,648	$8,123	$21,480
Gross profit	2,797	3,064	3,183	9,316
Net earnings (loss)	1,215	(677)	(1,287)	2,489
Basic and diluted earnings (loss) per common share	$0.03	$(0.02)	$(0.02)	$0.04

NOTE 20.    EMPLOYMENT AGREEMENTS

In July 2000, Eos entered into a compensation arrangement with Peter A. Lund, Chairman of the Board and former Chief Executive Officer. The agreement also provided for a discretionary bonus of up to $3.0 million. The entire $3.0 million liability was accrued by Eos on July 18, 2001 as part of the reverse merger with Discovery Toys on that date. In October 2002, Eos entered into an amended agreement with Mr. Lund, revising his annual salary. The amended employment agreement eliminated Mr. Lund’s deferred compensation of $3.0 million and provided for an award of non-qualified stock options to purchase Eos common stock, subject to stockholder approval, with a 10 year term and an exercise price and grant date that was to be determined contingent upon Eos securing a minimum level of additional financing. Based upon the completion of a $7.5 million private equity offering of 15,000,000 shares at $0.50 per share on January 14, 2003, Mr. Lund will be granted options to purchase 6,000,000 shares of Eos common stock at $0.50 per share, subject to stockholder approval at the 2003 Annual Meeting of Stockholders. See Note 22 to the Consolidated Financial Statements. The elimination of the deferred compensation of $3.0 million resulted in a corresponding decrease in distributions in excess of capital as it was deemed to be a capital contribution.

On December 12, 2001, Regal Greetings & Gifts Corporation entered into an employment agreement with Janice Wadge in relation to her performance of duties as President and Chief Executive Officer. The terms of the contract cover a three-year period at a base salary of approximately $147,000 ($235,000 CDN) per year with pay increases to be set and approved by the Board of Directors of Regal. The Board also will establish an annual bonus plan payable to members of senior management of Regal. The agreement also contemplates participation in a Stock Bonus Plan the terms of which have not been agreed upon as of this date. The agreement also provides for severance of 18 months salary should the employee be terminated without cause, as defined in the agreement.

On December 12, 2001, Regal Greetings & Gifts Corporation entered into an employment agreement with Kevin Watkinson in relation to his performance of duties as Senior Vice President and Chief Financial Officer. The terms of the contract cover a three-year period at a base salary of approximately $104,000 ($167,000 CDN) per year with pay increases to be set and approved by the board of Directors of Regal. The Board also will establish an annual bonus plan payable to members of senior management of Regal. The agreement also contemplates participation in a Stock Bonus Plan the terms of which have not been agreed upon as of this date. The agreement also provides for severance of 12 months should the employee be terminated without cause, as defined in this agreement.

In January 2003, Discovery Toys entered into an amended employment agreement with Lane Nemeth in relation to her performance as Chairperson of Discovery Toys. The term of the agreement expires in January 2004. Under the agreement Ms. Nemeth is entitled to a base compensation of $200,000 per year and to a bonus of between 50% and 100% of the annual base salary based on Ms. Nemeth and Discovery Toys meeting certain financial and non-financial milestones. In addition, Ms. Nemeth is entitled to certain additional benefits such as allowance for an automobile and reimbursement of certain expenses. In the event the agreement is terminated by Discovery Toys without cause, Ms. Nemeth is entitled to her base compensation for the balance of the stated term of the agreement and to a bonus which shall be pro rated for the year.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 22 to the Consolidated Financial Statements regarding employment agreements for James M. Cascino, President and Chief Executive Officer of IFS, who also serves as President, Chief Executive Officer, and Director of Eos, and with Jack B. Hood, Chief Financial Officer of IFS, who also serves as Chief Financial Officer and Treasurer of Eos.

NOTE 21.    EARNINGS PER SHARE (EPS) AND WEIGHTED SHARES OUTSTANDING

The Company calculates basic EPS and diluted EPS in accordance with SFAS No. 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares.

All share data has been retroactively restated based on the share exchange rate implicit in the July 2001 Discovery Toys transaction of approximately 80 shares of Eos dreamlife common stock for each share of Discovery Toys common stock outstanding. The weighted-average number of shares outstanding for the years ended December 31, 2002 and 2001 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

December 31,	2002	2001	2000
Shares used to compute basic EPS	56,132,000	45,900,000	38,300,000
Add: Effect of options and warrants	—	107,000	—

Shares used to compute diluted EPS	56,132,000	46,007,000	38,300,000

For the years ended December 31, 2002 and 2001, 3,907,753 and 3,815,253 options and 3,200,000 and 3,000,000 warrants, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 22.    SUBSEQUENT EVENTS

On January 14, 2003, Eos International, Inc. (“Eos” or the “Company”), pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated as of December 10, 2002, as amended, acquired I.F.S. of New Jersey, Inc. (“IFS”), a New Jersey corporation, doing business as Institutional Financial Services, a privately held consumer products fund-raising company. The I.F.S. business consists of all the assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory, prepaid expenses, goodwill and other intangible assets. This acquisition was accounted for as a purchase and was made to continue the Company’s strategy of expanding its direct selling operations.

Under the terms of the Merger Agreement, approximately 15,988,001 shares of Eos common stock and 1,000 shares of Series E Junior Convertible Preferred Stock were issued in exchange for IFS capital stock. As discussed below, each share of Series E Junior Convertible Preferred Stock is convertible into 11,000 shares of Eos common stock upon the increase in authorized shares of Eos common stock sufficient for such conversion. Eos will be seeking stockholder approval of such an increase at its 2003 Annual Meeting of Stockholders. By virtue of the transaction, IFS became a wholly owned subsidiary of Eos. Eos common stock is valued at $0.55 per share based on the fair value of Eos common stock as of December 12, 2002, the date on which the merger

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement was executed, the terms of the transaction were agreed upon, and the transaction was announced. The estimated fair value was based on the average closing price of Eos common stock during the period from December 6, 2002 through December 12, 2002. Series E Junior Convertible Preferred Stock was valued at $6,050 per share.

Shares of Series E Junior Convertible Preferred Stock, $0.01 par value, are automatically convertible into shares of Eos common stock upon Eos having a sufficient number of authorized and unissued shares of common stock sufficient to convert all shares of the Series E Junior Convertible Preferred Stock into shares of Eos common stock at a ratio of 11,000 shares of common stock for each share of Series E Junior Convertible Preferred Stock. Holders of Series E Junior Convertible Preferred Stock have the same voting rights and vote together with holders of Eos common stock and are entitled to 11,000 votes for each share of Series E Junior Convertible Preferred Stock owned of record. Neither Eos or holders of the Series E Junior Convertible Preferred Stock have a right of redemption with respect to such stock.

Eos and IFS share certain common officers, directors and stockholders. James M. Cascino, President, Chief Executive Officer, and Director of Eos, also serves as President and Chief Executive Officer of IFS. Jack B. Hood, Chief Financial Officer and Treasurer of Eos, also serves as Chief Financial Officer of IFS. In addition, Anthony R. Calandra, Julius Koppelman, and William S. Walsh serve on the board of directors of both Eos and IFS. Messrs. Cascino, Hood, and Walsh, together with members of McGuggan, L.L.C., a New Jersey limited liability company, collectively own and control approximately 35% of the voting stock of Eos and approximately 87% of the voting stock of IFS. Messrs. Calandra, Liati and Adubato are principals and/or officers of, and beneficially own 75% of, McGuggan, L.L.C. as well as acting directors of IFS. The consideration paid by Eos for the acquisition of IFS was determined through arms length negotiation by only the independent board members of Eos and the majority stockholders of IFS.

The purchase price is comprised of the following:

Estimated fair value of common stock issued	$ 8,793,000
Estimated fair value of Series E Junior Convertible Preferred Stock issued	6,050,000
Estimated acquisition costs	700,000

Total purchase price	$15,543,000

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Eos is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of purchase price is subject to refinement:

January 14, 2003
Current assets	$19,308,000
Property, plant and equipment	1,595,000
Acquired intangible assets	548,000
Goodwill	10,183,000

Total assets acquired	31,634,000
Total liabilities assumed	(16,091,000)

Purchase consideration	$15,543,000

Goodwill acquired in this acquisition is not deductible for tax purposes and will be assigned to the IFS reporting segment which will be established in 2003.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquired intangible asset represents franchisee relationships with an estimated useful life of five years, to be amortized on a straight line basis.

In January 2003, IFS amended its employment agreement with James M. Cascino, President and Chief Executive Officer of IFS, who also serves as President, Chief Executive Officer, and Director of Eos, and entered into an employment agreement with Jack B. Hood, Chief Financial Officer of IFS, who also serve as Chief Financial Officer and Treasurer of Eos.

On January 14, 2003, Eos completed a $7.5 million private equity offering of 15,000,000 shares of Eos common stock at a purchase price of $0.50 per share. The agreement with Eos’ former short-term bridge lenders relating to the issuance of the Series D Preferred Stock specifies that $3,500,000 must be retained for general corporate purposes, of which $1,200,000 may only be used for the compensation of Eos’ chief executive officer, chief financial officer, or accounting staff or consultants; specified recruiting fees; costs related to acquisitions of businesses; costs related to the refinancing of debt; costs related to investment banking services; payments to avoid default on any debt; and any expenditures to which Eos and its former short-term bridge lenders mutually agree. Should these funds not be expended for such purposes by July 4, 2004, such funds would be restricted for redemption of the Eos Series D Preferred Stock. Eos issued 900,000 shares of Eos common stock to Allen & Company as a placement fee.

As a result of the above transactions, Eos’ outstanding common increased from 56,132,098 shares to 88,020,099 shares on January 14, 2003.

Eos granted registration rights to the recipients of Eos securities in connection with the acquisition of IFS, to the investors in connection with the private equity offering, and to Eos’ former short-term bridge lenders.

As a result of the completion the $7.5 million private equity offering and subject to stockholder approval at the 2003 Annual Meeting of Stockholders, Mr. Lund, Chairman of the Board, is to be granted options to purchase 6,000,000 shares of Eos common stock at an exercise price of $0.50 per shares with a grant date of January 14, 2003. The options have a ten year term.

On January 14, 2003, Eos exchanged its short-term bridge notes payable totaling $6,500,000 plus accrued interest payable of $896,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock which require the Company to pay a 13% annual dividend upon redemption. Eos exchanged the old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the bridge lenders’ put rights totaling $2,340,000 were eliminated. The carrying value assigned to the put rights of $2,340,000 will be reclassified to additional paid in capital as a result of this transaction. The incremental fair value of the warrant modification, which amounted to approximately $0.9 million will be recorded as additional interest expense during 2003.

In order to complete the financing transactions, Eos was required to resolve commitments to Regal Management to provide an equity compensation program agreed to at the time of the Regal acquisition in December 2001. On December 31, 2002, the Compensation Committee approved, subject to the consent of the Board of Directors, which was not received until 2003, the issuance of options covering an aggregate of 3,600,000 shares of Eos common stock to Regal management, of which 2,600,000 shares were to be granted after the closing of the private equity offering and the remaining 1,000,000 options are reserved for future issuance with respect to 2003 based upon criteria to be established by the Compensation Committee and management of Regal. On January 23, 2003, Eos issued options to purchase 1,600,000 and 1,000,000 shares of Eos common stock at $0.50 per share and $0.01 per share, respectively. The options issued with an exercise price of $0.01 per share will result in approximately $500,000 of stock-option based compensation that will be recorded in the first quarter of 2003 as general and administrative expense. The options granted have a ten-year term and were vested when granted.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company announced in March 2003 that it is changing from a calendar year for financial reporting purposes to the twelve month period commencing on October 1 and ending on September 30. The Company intends to file a transition report on Form 10-K for the period beginning January 1, 2003 and ending on September 30, 2003.

On March 17, 2003, Discovery Toys amended its line of credit arrangement with a bank providing for advances up to $5,000,000. The date of expiration for the line of credit was extended from May 2003 to December 2004 and provides for larger seasonal overadvances.

NOTE	23. CONDENSED FINANCIAL INFORMATION OF EOS INTERNATIONAL, INC. (PARENT COMPANY)

Presented below are the condensed financial statements of Eos International, Inc. on a stand-alone basis as of December 31, 2002 and 2001:

Eos International, Inc.

Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,000	$902,000
Prepaid expenses and other current assets	38,000	9,000

Total current assets	41,000	911,000
Property and equipment, net	—	82,000
Deferred equity financing and acquisition costs	578,000	—
Investment in subsidiaries	5,301,000	3,329,000

Total assets	$5,920,000	$4,322,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$653,000	$286,000
Accrued interest payable on short-term bridge notes	896,000	39,000
Accrued liabilities	497,000	155,000
Short-term bridge notes, net of discount	6,500,000	5,542,000
Redeemable warrants	2,340,000	390,000
Line of credit	500,000	—
Intercompany payables	78,000	656,000

Total current liabilities	11,464,000	7,068,000
Accrued compensation	—	3,000,000

Total liabilities	11,464,000	10,068,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized and 78,540,494 and 37,814,369 shares issued at December 31, 2001 and 2000 of which 22,408,396 and 0 are held in treasury)	561,000	561,000
Distributions in excess of capital	(4,357,000)	(7,395,000)
Retained earnings/(accumulated deficit)	(1,701,000)	1,202,000
Cumulative translation adjustment	(47,000)	(114,000)

Total stockholders’ equity (deficit)	(5,544,000)	(5,746,000)

Total liabilities and stockholders’ equity (deficit)	$5,920,000	$4,322,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eos International, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Operations

	Year Ended December 31, 2002	Year Ended December 31, 2001 (1)
Operating expenses:
General and administrative	$1,081,000	$886,000
Other income (expense):
Interest income	—	12,000
Interest expense	(3,807,000)	(198,000)
Other income (expense), net	39,000	(31,000)

Total other income (expense)	(3,768,000)	(217,000)

Net loss before equity in income of subsidiaries	(4,849,000)	(1,103,000)
Equity in income of subsidiaries, net of tax (2)	1,946,000	2,843,000

Net (loss) earnings	$(2,903,000)	$1,740,000

(1)	Included in the amounts are the results of operations of Eos International, Inc. from July 18, 2001 through December 31, 2001, and equity in income of subsidiaries, net of tax, for the year ended December 31, 2001.
(2)	The cumulative effect of the accounting change of $3,674,000 is included in the equity in income of subsidiaries for the year ended December 31, 2002.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eos International, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

	Year Ended December 31, 2002	Year Ended December 31, 2001 (1)
Cash flows from operating activities:
Net loss (earnings)	$(2,903,000)	$1,740,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries, net of tax	(1,946,000)	(2,843,000)
Depreciation and amortization	65,000	65,000
Non cash expense for stock-based compensation	—	51,000
Gain on disposal of property and equipment	(25,000)	—
Increase in put price of warrants held by short-term bridge lenders	1,950,000	—
Amortization of discount on notes payable	958,000	158,000
Changes in:
Prepaid expenses and other current assets	30,000	96,000
Intercompany payables	(578,000)	656,000
Accounts payable and accrued liabilities	691,000	(433,000)
Accrued interest payable on short-term bridge notes	857,000	39,000
Other	38,000	64,000

Net cash used in operating activities	(863,000)	(407,000)

Cash flows from investing activities:
Investment in subsidiary	—	(6,500,000)
Cash acquired through reverse merger	—	1,309,000
Payments for deferred acquisition costs	(341,000)	—
Proceeds from sales of property and equipment	42,000	—

Net cash used in investing activities	(299,000)	(5,191,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	6,500,000
Proceeds from line of credit	500,000	—
Payments for deferred equity financing costs	(237,000)	—

Net cash provided by financing activities	263,000	6,500,000

Net (decrease) increase in cash and cash equivalents	(899,000)	902,000
Cash and cash equivalents at beginning of year	902,000	—

Cash and cash equivalents at end of year	$3,000	$902,000

(1)	Included in these amounts are the results of operations of Eos International, Inc. from July 18, 2001 through December 31, 2001, and equity in income of subsidiaries, net of tax, for the year ended December 31, 2001.

NOTE 24.    COMMITMENTS AND CONTINGENCIES

On November 6, 2002, we received correspondence from counsel to the Post Effective Date Committee in the Chapter 11 proceedings of eToys, Inc. in relation to fees paid by eToys to Discovery Toys, Inc. under a

Merchandising and Promotion Agreement dated October 1, 1999. The letter requests repayment of approximately $1.2 million of fees paid under the contract as unearned. The Company has notified the counsel that eToys defaulted under the contract and forfeited such fees. The Company plans to vigorously defend its position including the possibility of counterclaims.

NOTE 25.    FOREIGN CURRENCY EXCHANGE CONTRACTS

Pursuant to a credit agreement with the Bank of Nova Scotia, Regal entered into forward currency exchange contracts to buy US dollars in February 2002. The contracts have since expired and have no nominal and no fair value as of December 31, 2002. Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances and will implement such contracts again next year when seasonal inventory demands dictate the prudent use of such contracts. However, the Company does not qualify for hedge accounting in accordance with SFAS 133. Accordingly, gains and losses on hedge contracts are recorded as other income based on the fair value of the contracts. The Company realized no net effect to other income from changes in the fair value of its forward currency exchange contracts during 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS INTERNATIONAL, INC.

Date: March 31, 2002	By:	/S/ JAMES M. CASCINO
James M. Cascino President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/S/ JAMES M. CASCINO James M. Cascino	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/S/ JACK B. HOOD Jack B. Hood	Chief Executive Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

* Peter A. Lund	Chairman of the Board	March 31, 2003

* Julius Koppelman	Vice Chairman of the Board	March 31, 2003

* Anthony R. Calandra	Director	March 31, 2003

* Jonathan C. Klein	Director	March 31, 2003

* Mark A. Ryle	Director	March 31, 2003

* William S. Walsh	Director	March 31, 2003

* Anthony J. Robbins	Vice Chairman of the Board	March 31, 2003

*	Pursuant to Power of Attorney.

CERTIFICATIONS

I, James M. Cascino, certify that:

1.	I have reviewed this annual report on Form 10-K of Eos International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JAMES M. CASCINO
James M. Cascino President and Chief Executive Officer

Date: March 31, 2003

I, Jack B. Hood, certify that:

1.	I have reviewed this annual report on Form 10-K of Eos International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JACK B. HOOD
Jack B. Hood Chief Financial Officer and Treasurer

Date: March 31, 2003

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing

2.1

Contribution and Exchange Agreement dated as of May 20, 1999 among the registrant, Change Your Life.com, LLC, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 2.A to the registrant’s Form 8-K/A dated May 27, 1999 and filed with the SEC on June 11, 1999)

2.2

Agreement and Plan of Reorganization dated as of May 27, 1999 among the registrant, Concept Acquisition Corporation, Concept Development, Inc., William Zanker and Debbie Dworkin (incorporated by reference to Exhibit No. 2.B to the registrant’s Form 8-K/A dated May 27, 1999 and filed with the SEC on February 17, 2000)

2.3

Agreement of Merger dated as of May 27, 1999 between Concept Acquisition Corporation and Concept Development, Inc. (incorporated by reference to Exhibit No. 2.C to the registrant’s Form 8-K/A dated May 27, 1999 and filed with the SEC on February 17, 2000)

2.4

Stock Purchase Agreement dated as of July 18, 2001, among the registrant, Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

2.5

Note Exchange Agreement dated as of July 18, 2001, between the registrant and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

2.6

Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.7

Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.8

Agreement made as of April 15, 2002 among Eos International, Inc., Weichert Enterprise LLC and DL Holdings I, L.L.C. (incorporated by reference to Exhibit No. 2.3 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.9

Agreement and Plan of Merger dated as of December 10, 2002 between Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (some attachments omitted—see last page of exhibit) (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2000)

2.10

Amendment to the Agreement and Plan of Merger dated as of December 10, 2002 and entered into on December 13, 2002 by and among Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 8-K dated December 13, 2002 and filed with the SEC on December 13, 2002)

3(i)	*Restated Certificate of Incorporation (conformed copy)

3(i)(A)	*Certificate of Designations of Series D Preferred Stock of Eos International, Inc.

3(i)(B)	*Certificate of Designations of Series E Junior Convertible Preferred Stock of Eos International, Inc.

3(ii)	*Amended and Restated By-Laws

3(ii)(A)	*Amendment to Amended and Restated By-Laws

3(ii)(B)	*Amendment to Amended and Restated By-Laws

Exhibit Number	Description and Method of Filing

4.1

Registration Rights Agreement dated as of July 18, 2001, among the registrant and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit No. 4.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.2

Termination Agreement dated July 18, 2001, among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 4.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.3

Registration Rights Agreement among the registrant, DL Holdings, LLC and Weichert Enterprise LLC (incorporated by reference to Exhibit No. 4.3 to the registrant’s Form 10-K filed with the SEC on April 10, 2002)

10.1

Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (incorporated by reference to Exhibit No. 10(a) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.2

Escrow Agreement dated as of May 27, 1999 among the registrant, Debbie Dworkin and State Street Bank and Trust Company (incorporated by reference to Exhibit No. 10(b) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.3

Repurchase Agreement dated as of May 27, 1999 between the registrant and Debbie Dworkin (incorporated by reference to Exhibit No. 10(c) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.4

Employment Agreement dated as of May 27, 1999 between the registrant and William Zanker (incorporated by reference to Exhibit No. 10(d) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

10.5

Exclusive License and Marketing Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communications Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC (incorporated by reference to Exhibit No. 10(e) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.6

Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (incorporated by reference to Exhibit No. 10(f) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.7

Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 10(g) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

Exhibit Number	Description and Method of Filing

10.8

Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit No. 10(h) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

10.9

Lease for 425 West 15th Street, Floor 3R, New York, New York dated May 21, 1999 between the registrant and CFG/AGSB Chelsea Ninth, LLC (incorporated by reference to Exhibit No. 10(i) to the registrant’s Quarterly Report on Form 10-Q for the period from April 21, 1999 through June 30, 1999)

10.10

Distribution Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (incorporated by reference to exhibits to U.S. Neurosurgical, Inc.’s (a former subsidiary of the registrant) Form 10 as filed with the SEC on July 1, 1999)

10.11

Tax Matters Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (incorporated by reference to exhibits to U.S. Neurosurgical, Inc.’s (a former subsidiary of the registrant) Form 10 as filed with the SEC on July 1, 1999)

10.12

Assignment and Assumption Agreement dated May 27, 1999 between the registrant and U.S. NeuroSurgical, Inc. (incorporated by reference to exhibits to U.S. Neurosurgical, Inc.’s (a former subsidiary of the registrant) Form 10 as filed with the SEC on July 1, 1999)

10.13	1997 Stock Option Plan (incorporated by reference to Exhibit No. 10(k) to the registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ending on December 31, 1997)

10.14	1999 Employee Stock Option Plan (incorporated by reference to Exhibit No. 10(n) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.15	1999 Outside Directors Stock Option Plan (incorporated by reference to Exhibit No. 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.16	1999 Consultants Stock Option Plan (incorporated by reference to Exhibit No. 10(p) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.17

Content License Agreement dated December 6, 1999 between Yahoo! Inc. and the registrant, as amended Plan (incorporated by reference to Exhibit No. 10.17 to the registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ending on December 31, 1997) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.18

Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and the registrant (incorporated by reference to Exhibit No. 10 to the registrant’s Form 8-K dated May 23, 2000 and filed with the SEC on May 26, 2000)

10.19

Offer Letter by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.20

Letter agreement regarding registration rights by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.21

Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

Exhibit Number	Description and Method of Filing

10.22

Interactive Services Agreement by and between America Online, Inc. and the registrant dated July 17, 2000 (incorporated by reference to Exhibit No. 10.4 the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.23

Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000 (incorporated by reference to Exhibit No. 10.23 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.24

Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001 (incorporated by reference to Exhibit No. 10.24 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.25

Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (incorporated by reference to Exhibit No. 10.25 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.26

Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and the registrant dated January 23, 2001 (incorporated by reference to Exhibit No. 10.26 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.27

Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001 (incorporated by reference to Exhibit No. 10.27 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.28

Grid Time Promissory Note to the Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (incorporated by reference to Exhibit No. 10.3 the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.29

Modification to Peter A. Lund Offer Letter dated July 18, 2001, between the registrant and Peter A. Lund (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

10.30

Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International Inc. and the registrant (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

10.31

Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit No. 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.32

Amendment No. 1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit No. 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.33

Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001 (incorporated by reference to Exhibit No. 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.34

Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (incorporated by reference to Exhibit No. 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.35

Employment Agreement dated as of January 15, 1999 between Discovery Toys, Inc. and Lane Nemeth (incorporated by reference to Exhibit No. 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number	Description and Method of Filing

10.36

Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William S. Walsh and McGuggan LLC (incorporated by reference to Exhibit No. 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.37

Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan LLC and Discovery Toys LLC (incorporated by reference to Exhibit No. 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.38

Employment Agreement dated as of January 1999 between Discovery Toys, Inc. and Thomas C. Zimmer (incorporated by reference to Exhibit No. 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.39

Agreement dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh (incorporated by reference to Exhibit No. 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.40

Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC (incorporated by reference to Exhibit No. 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.41

Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC (incorporated by reference to Exhibit No. 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.42

Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and the registrant (incorporated by reference to Exhibit No. 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.43

Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge (incorporated by reference to Exhibit No. 10.20 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.44

Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson (incorporated by reference to Exhibit No. 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.45

Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (incorporated by reference to Exhibit No. 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.46

Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to DL Holdings I, LLC (incorporated by reference to Exhibit No. 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.47

Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to Weichert Enterprise LLC (incorporated by reference to Exhibit No. 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.48

Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to Weichert Enterprise LLC (incorporated by reference to Exhibit No. 10.25 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.49

Common Stock Purchase Warrant of the registrant dated as of December 14, 2001 issued to DL Holdings I, L.L.C. (incorporated by reference to Exhibit No. 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number	Description and Method of Filing

10.50

Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit No. 10.27 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.51

Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (incorporated by reference to Exhibit No. 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.52

Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit No. 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.53

Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc. (incorporated by reference to Exhibit No. 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.54

Unanimous Shareholders Agreement among MDC Corporation Inc., RGG Acquisition Inc, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.55	Demand Note to The Bank of Nova Scotia for $13,000,000 (CAD) dated December 12, 2001 (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.56

Agreement re: Operating Credit Line between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.57

Agreement for Commercial Letter of Credit between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.58

Priorities Agreement among The Bank of Nova Scotia, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.59

General Security Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.60

Multi Party Share Pledge Acknowledgement Agreement among RoyNat Capital, The Bank of Nova Scotia, Regal Greetings & Gifts Corporation and RGG Acquisition Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.61

Assignment of Shares between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.62	Assignment between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.63

Assignment of Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description and Method of Filing

10.64	Subordination and Postponement Agreement from MDC Corporation Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.65	Postponement Agreement to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.66	Guarantee to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.67	General Security Agreement between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.68	Hypothec on Movable Property between The Bank of Nova Scotia and Primes De Luxe Inc (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.69	Assignment between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.70	Guarantee to The Bank of Nova Scotia from MDC Regal Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.71	General Security Agreement between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.72	Hypothec on Movable Property between The Bank of Nova Scotia and MDC Regal Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.73	Assignment between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.74	Assignment of Shares between RGG Acquisition Inc. and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.75	Letter Agreement between the registrant and Hearst-Argyle Television, Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.76

Amendment No. 2 to Revolving Credit and Security Agreement, dated as of April 25, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.77

Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.78

Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.79

Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.80

Agreement made as of May 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

Exhibit Number	Description and Method of Filing

10.81

Agreement made as of May 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.82

Agreement made as of May 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.83

Agreement made as of June 7, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.84

Agreement made as of June 7, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.85

Agreement made as of June 7, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.86

Agreement made as of July 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.87

Agreement made as of July 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.88

Agreement made as of July 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.89

Amendment No. 3 to Revolving Credit and Security Agreement, dated as of July 21, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.90

Agreement made as of August 14, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.91

Agreement made as of August 14, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.92

Agreement made as of August 14, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.93

Grid Demand Promissory Note delivered by Eos International, Inc. to JP Morgan Chase Bank, dated as of August 19, 2002 (incorporated by reference to the registrant’s Form 8-K dated August 28, 2002 and filed with the SEC on August 28, 2002)

10.94

Agreement made as of October 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

Exhibit Number	Description and Method of Filing

10.95

Agreement made as of October 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.96

Agreement made as of October 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.97

Agreement made as of September 30, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.98

Agreement made as of September 30, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.99

Agreement made as of September 30, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.100

Agreement dated as of October 21, 2002 between Eos International, Inc. and Peter A. Lund (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.101

Agreement dated November 8, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.102

Agreement made as of November 27, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.103

Agreement made as of November 27, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.104

Agreement made as of November 27, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.105

Agreement dated as of December 10, 2002 among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2002)

10.106

Amended and Restated Promissory Note, dated December 27, 2002, issued by Discovery Toys, Inc. to Avon Products, Inc. (incorporated by reference to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.107

Security Agreement, dated as of December 27, 2002, by and between Discovery Toys, Inc. and Avon Products, Inc. (incorporated by reference to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.108

Agreement made as of December 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

Exhibit Number	Description and Method of Filing

10.109

Agreement made as of December 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.110

Agreement made as of December 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.111

Agreement, dated as of January 14, 2003, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.112

Amended and Restated Registration Rights Agreement, dated as of January 14, 2003, among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.113

Eos International, Inc. Amended and Restated Common Stock Purchase Warrant, dated January 14, 2003 issued to DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.114

Eos International, Inc. Amended and Restated Common Stock Purchase Warrant, dated January 14, 2003, issued to Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.115

Letter Agreement, dated January 14, 2002, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.116	Form of Subscription Agreement between Eos International, Inc. and Investors (incorporated by reference to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.117	*Amendment No. 4 to Revolving Credit and Security Agreement, dated as March 17, 2003, by and between Discovery Toys, Inc. and PNC Bank National Association

10.118	*Employment Agreement, dated as of December 1, 2002, by and between I.F.S. of New Jersey, Inc. and James M. Cascino

10.119	*Employment Agreement, dated as of January 1, 2003, by and between I.F.S. of New Jersey, Inc. and Jack B. Hood

16.1

Letter, dated December 13, 1999, of Richard A. Eisner & Company, LLP (incorporated by reference to Exhibit No. 16.1 to the registrant’s Form 8-K/A dated December 3, 1999 and filed with the SEC on December 15, 1999)

16.2	Letter, dated November 12, 2001, of KPMG LLP (incorporated by reference to Exhibit No. 16.1 to the registrant’s Form 8-K/A dated November 6, 2001 and filed with the SEC on November 13, 2001)

16.3	Letter, dated January 3, 2002, of Comyns, Smith McCleary LLP, (incorporated by reference to Exhibit No. 16 to the registrant’s Form 8-K/A dated July 18, 2001 and filed with the SEC on January 3, 2002)

21	*Subsidiaries of the Registrant

*	Filed herewith