Form 10-K/A
period 2002-12-31
EOS INTERNATIONAL INC
filed 2003-05-05
CIK 791398

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $14,076,149.

As of March 17, 2003, 88,020,099 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2003 annual meeting of stockholders are incorporated by reference into Part III of this report.

In the Annual Report on Form 10-K of Eos International, Inc. (the “Company”) for the year ended December 31, 2002 filed with the SEC on March 31, 2003, the box on the facing page of the report was erroneously checked to indicate that the Company is an “Accelerated Filer.” The Company is not, and has never been, an “Accelerated Filer.” This amendment to the Company’s Form 10-K is being filed to check the box on the facing page of the report to indicate that the Company is not an “Accelerated Filer.” No other changes are being made to the Company’s Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS INTERNATIONAL, INC.

Date: May 5, 2003	By:	/s/ JAMES M. CASCINO
James M. Cascino President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES M. CASCINO James M. Cascino	President, Chief Executive Officer and Director (Principal Executive Officer)	May 5, 2003

/s/ JACK B. HOOD Jack B. Hood	Chief Executive Officer and Treasurer (Principal Financial and Accounting Officer)	May 5, 2003

* Peter A. Lund	Chairman of the Board	May 5, 2003

* Julius Koppelman	Vice Chairman of the Board	May 5, 2003

* Anthony R. Calandra	Director	May 5, 2003

* Jonathan C. Klein	Director	May 5, 2003

* Mark A. Ryle	Director	May 5, 2003

* William S. Walsh	Director	May 5, 2003

* Anthony J. Robbins	Vice Chairman of the Board	May 5, 2003

*	Pursuant to Power of Attorney.

CERTIFICATIONS

I, James M. Cascino, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Eos International, Inc.;

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

Date: May 5, 2003

/s/ JAMES M. CASCINO
James M. Cascino
President and Chief Executive Officer

I, Jack B. Hood, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Eos International, Inc.;

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

Date: May 5, 2003

/s/ JACK B. HOOD
Jack B. Hood
Chief Financial Officer and Treasurer