Form 10-Q
period 2003-03-31
EOS INTERNATIONAL INC
filed 2003-05-15
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐ TRANSITION REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-15586

EOS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	52-1373960 (I.R.S. Employer Identification No.)

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

As of May 9, 2003, 88,020,099 shares of the registrant’s common stock were outstanding.

EOS INTERNATIONAL, INC.

FORM 10-Q

SIGNATURES	38

CERTIFICATIONS	39

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,184,000	$8,358,000
Restricted cash	1,168,000	—
Accounts receivable, net	6,980,000	1,522,000
Inventory	21,022,000	16,832,000
Prepaid expenses and other current assets	4,156,000	2,780,000
Deferred tax assets	1,429,000	190,000

Total current assets	39,939,000	29,682,000
Property and equipment, net	5,429,000	3,612,000
Goodwill	8,250,000	900,000
Other indefinite-lived intangible assets	5,254,000	4,824,000
Other intangible assets	2,273,000	1,849,000
Deferred equity financing and acquisition costs	—	578,000
Deferred tax assets	274,000	254,000
Other non-current assets	205,000	51,000

Total assets	$61,624,000	$41,750,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,320,000	$5,567,000
Accrued liabilities	9,856,000	8,603,000
Lines of credit	1,069,000	500,000
Short-term bridge notes, net of discount	—	6,500,000
Redeemable warrants	—	2,340,000
Current maturities of notes payable	3,324,000	1,416,000
Income taxes payable	—	618,000

Total current liabilities	20,569,000	25,544,000
Notes payable, less current maturities	16,565,000	15,973,000
Redeemable warrants	1,472,000	1,369,000
Redeemable Series D Preferred Stock, $0.01 par value, 1,000 and 0 shares issued and outstanding at March 31, 2003 and December 31, 2002. Aggregate liquidation preference $3,509,000 and $0 at March 31, 2003 and December 31, 2002.	3,509,000	—
Minority interest	4,412,000	4,408,000
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized and 88,020,099 and 78,540,494 shares issued at March 31, 2003 and December 31, 2002 (of which 0 and 22,408,396 shares were held in treasury)	880,000	561,000
Preferred Stock, $0.01 par value, 1,000,000 shares of Preferred Stock authorized (2,000 shares and 0 shares issued and outstanding at March 31, 2003 and December 31, 2002; 1,000 shares and 0 shares issued and outstanding as Series D Preferred Stock at March 31, 2003 and December 31, 2002) Series E Junior Convertible Preferred Stock, $0.01 par value,1,000 shares authorized (1,000 shares and 0 shares issued and outstanding on March 31, 2003 and December 31, 2002)	6,010,000	—
Paid in capital	14,806,000	—
Distributions in excess of capital	—	(4,357,000)
Retained earnings (accumulated deficit)	(6,929,000)	(1,701,000)
Cumulative translation adjustment	330,000	(47,000)

Total stockholders’ equity (deficit)	15,097,000	(5,544,000)

Total liabilities and stockholders’ equity (deficit)	$61,624,000	$41,750,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Revenues	$23,826,000	$16,723,000
Cost of revenues	12,456,000	9,575,000

Gross profit	11,370,000	7,148,000

Operating expenses:
Sales and marketing	6,753,000	3,025,000
Warehousing and operations	3,459,000	2,876,000
General and administrative	5,650,000	3,654,000

Total operating expenses	15,862,000	9,555,000

Operating loss	(4,492,000)	(2,407,000)

Other income (expense):
Interest income	38,000	29,000
Interest expense	(1,546,000)	(1,696,000)
Other income (expense), net	(253,000)	20,000

Total other expense	(1,761,000)	(1,647,000)

Loss before income tax benefit	(6,253,000)	(4,054,000)
Income tax benefit	713,000	311,000

Loss before minority interest and cumulative effect of change in accounting principle	(5,540,000)	(3,743,000)
Minority interest	312,000	140,000

Loss before cumulative effect of change in accounting principle	(5,228,000)	(3,603,000)
Cumulative effect of change in accounting principle	—	3,674,000
Net (loss) earnings	(5,228,000)	71,000

Preferred dividends	79,000	—

Net (loss) earnings applicable to common stockholders	$(5,307,000)	$71,000

Basic and diluted loss per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.06)	$(0.06)
Cumulative effect of change in accounting principle per common share	—	0.06

Basic and diluted (loss) earnings per common share applicable to common stockholders	$(0.06)	$—

Shares used to compute basic and diluted loss per share	83,060,000	56,100,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Series E Junior Convertible Preferred Stock		Paid-in Capital/ (Distributions in excess of capital)	Retained earnings/ (Accumulated deficit)	Cumulative translation adjustment	Total

	Number	Amount	Number	Amount

Balance, December 31, 2001	56,132,098	561,000	—	—	(7,395,000)	1,202,000	(114,000)	(5,746,000)
								—
Conversion of deferred compensation to paid in capital	—	—	—	—	3,000,000			3,000,000
Other	—	—	—	—	38,000			38,000
Comprehensive earnings (loss)								—
Net loss	—	—	—	—	—	(2,903,000)		(2,903,000)
Translation gain	—	—	—	—	—		67,000	67,000

Total comprehensive loss	—	—	—	—	—	(2,903,000)	67,000	(2,836,000)

Balance, December 31, 2002	56,132,098	561,000	—	—	(4,357,000)	(1,701,000)	(47,000)	(5,544,000)
Fair value of common stock issued for acquisition of IFS, less issuance costs costs of $57,000, of which 15,998,001shares issued from treasury stock	15,988,001	160,000	—	—	8,576,000	—	—	8,736,000
Fair value of preferred stock issued for acquisition of IFS, less issuance costs of $40,000	—	—	1,000	6,010,000	—	—	—	6,010,000
Issuance of common stock in connection with private equity offering, less issuance costs of $375,000 of which 6,420,395 shares issued from treasury stock	15,900,000	159,000	—	—	6,966,000	—	—	7,125,000
Incremental fair value of modified warrants issued to former bridge lenders	—	—	—	—	870,000	—	—	870,000
Stock option compensation for employees	—	—	—	—	490,000	—	—	490,000
Conversion of redeemable warrants to additional paid in capital					2,340,000			2,340,000
Preferred dividends on Series D Redeemable stock					(79,000)			(79,000)
Comprehensive earnings (loss)
Net loss	—	—	—	—	—	(5,228,000)		(5,228,000)
Translation gain	—	—	—	—	—		377,000	377,000

Total comprehensive loss						(5,228,000)	377,000	(4,851,000)

Balance, March 31, 2003	88,020,099	880,000	1,000	6,010,000	14,806,000	(6,929,000)	330,000	15,097,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Cash flows from operating activities:
Net (loss) earnings	$(5,228,000)	$71,000
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	619,000	705,000
Provision for doubtful accounts	71,000	69,000
Provision for obsolescence	448,000	—
Stock based compensation	490,000	—
Amortization of discount on notes payable	161,000	935,000
Stock based compensation related to repricing of warrants	870,000	—
Cumulative effect of change in accounting principle	—	(3,674,000)
Loss attributable to minority interest	(312,000)	(140,000)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	32,000
Accounts receivable	7,550,000	515,000
Inventory	191,000	(483,000)
Prepaid expenses and other current assets	(167,000)	(561,000)
Other assets	(153,000)
Accounts payable and accrued liabilities	(6,745,000)	(5,112,000)
Accrued interest payable included in notes payable	125,000	—

Net cash used in operating activities	(2,048,000)	(7,675,000)

Cash flows from investing activities:
Purchases of property and equipment	(348,000)	(21,000)
Payments for transaction costs related to acquisitions	(138,000)	—
Acquisition of business, net of cash acquired	38,000	—

Net cash used in investing activities	(448,000)	(21,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	7,125,000	—
Restricted proceeds from issuance of common stock	(1,200,000)	—
Payment of short-term bridge notes	(4,000,000)	—
Payments on note payables	(450,000)	—
Increase (decreases) on lines of credit, net	(2,463,000)	127,000

Net cash provided by (used in) financing activities	(988,000)	127,000

Effects of exchange rate changes on cash and cash equivalents	310,000	(6,000)

Net decrease in cash and cash equivalents	(3,174,000)	(7,575,000)
Cash and cash equivalents at beginning of period	8,358,000	10,782,000

Cash and cash equivalents at end of period	$5,184,000	$3,207,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Other cash flow information:
Interest paid during the period	$396,000	$317,000
Income taxes paid during the period	$—	$2,000
Non cash investing and financing activities:
Fair value of common stock issued in acquisition, net of estimated registration costs	$8,736,000	$—
Fair value of Series E Junior Convertible Preferred Stock issued in acquisition, net of estimated registration costs	$6,010,000	$—
Issuance of Series D Preferred Stock to former bridge lenders as payment for principal and accrued interest payable	$3,430,000	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of Eos International, Inc., a Delaware corporation, which include the accounts of Discovery Toys, Inc. (“Discovery Toys”) for all periods, Regal Greetings & Gifts Corporation (“Regal”) for all periods, and I.F.S. of New Jersey, Inc. (“IFS”) for the period from January 15, 2003 through March 31, 2003, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

All references to “Eos” refer to Eos International, Inc. and all references to the “Company” include Eos and its subsidiaries Discovery Toys, Regal and IFS.

In the opinion of management, the Company’s unaudited consolidated financial statements reflect all the adjustments considered necessary for a fair presentation of the Company’s financial position. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the transition period ending September 30, 2003. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the SEC on March 31, 2003. Information with respect to the interim periods ended March 31, 2003 and March 31, 2002 is unaudited.

On January 14, 2003, Eos acquired IFS, a New Jersey corporation, doing business as Institutional Financial Services, a privately held consumer products fund-raising company. IFS is now a wholly-owned subsidiary of Eos. The IFS business consists of all the assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory, prepaid expenses, goodwill and other intangible assets. This acquisition was accounted for as a purchase. The historical financial results for the periods following January 14, 2003 are reflected in the financial statements of IFS.

The Company announced in March 2003 that it is changing from a calendar year for financial reporting purposes to the twelve month period commencing on October 1 and ending on September 30. The Company will file a transition report on Form 10-K for the period beginning January 1, 2003 and ending on September 30, 2003.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The Company accounts for employee stock options using the intrinsic value method. The Company has no current plans to change its accounting. If the fair value method of accounting had been applied, its results would have been:

	March 31, 2003	March 31, 2002

Pro forma impact of fair value method:
Reported net earnings (loss)	$(5,228,000)	$71,000
Plus: intrinsic value impact of employee stock compensation	490,000	—
Less: fair value impact of employee stock compensation	(1,114,000)	(74,000)

Pro forma net earnings (loss)	$(5,852,000)	$(3,000)
Basic and diluted earnings (loss) per share as reported	$(0.06)	$—
Pro forma basic and diluted earnings (loss) per share	$(0.07)	$—

Recent accounting pronouncements

In November 2002, Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) was issued. EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of EITF 00-21 will have on its financial statements.

NOTE 2.   LIQUIDITY

Discovery Toys, Regal and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically the Company has recognized approximately 40-50% of its annual sales revenues in the fourth calendar quarter. As a result of this seasonality, these subsidiaries operate on a highly leveraged basis, which could create insufficient working capital or potential non-compliance with existing bank covenants. At March 31, 2003, the Company had working capital of $19.4 million. The Company experienced negative cash flows from of operations of $2.1 million and net operating losses of $5.2 million for the three months ended March 31, 2003. Due to the seasonal nature of the Company’s business, the Company expects to generate larger negative operating cash flows during the quarters ending June 30, 2003 and September 30, 2003. Customer cash receipts are lower in the quarters and the operating subsidiaries must build their inventory levels in anticipation of fourth quarter revenues. The Company’s 2002 Annual Report filed on Form 10-K indicated that uncertainty exists as to whether the Company will be able to continue to comply with its borrowing covenants during 2003 which raises substantial doubt about the Company’s ability to continue as a going concern.

On March 17, 2003, Discovery Toys amended its line of credit arrangement. The date of expiration for the line of credit was extended from May 2003 to December 2004 and provides for larger seasonal overadvances. Discovery Toys is currently in compliance with its loan covenants.

As of April 28, 2003 Regal and Bank of Nova Scotia had agreed to new terms in relation to the credit facilities originally agreed in a commitment letter dated December 5, 2001. The negotiations primarily involved establishing certain revised financial covenant ratios for 2003 and beyond. Under the revised conditions, which were effective as of March 31, 2003, Regal is currently in compliance with its loan covenants.

Under existing line of credit agreements and given borrowing base restrictions in effect on March 31, 2003, Discovery Toys had borrowed funds of $1.1 million and had, as of March 31, 2003, available for borrowing an additional $415,000. At March 31, 2003, Regal had funds available for borrowing of $3.4 million, IFS had funds available for borrowing of $5.6 million, and Eos had no funds available for borrowing. These lines of credit require that subsidiaries maintain certain financial ratios to remain in compliance with bank covenants. The operating subsidiaries may not remain in compliance with the bank covenants and the lenders may not negotiate modified covenants to avoid default. In the future, should the Company be in default, the lenders could call the loans due and payable.

Cash and cash equivalents and restricted cash decreased by $2.0 million, or 24%, from $8.4 million at December 31, 2002 to $6.4 million at March 31, 2003. The $2.0 million decrease resulted primarily from negative cash flows from operations of $2.1 million, payment by the Company of $4.0 million to its former short-term bridge lenders, a net decrease in lines of credit of $2.5 million, payments on notes payable of $450,000, purchases of property and equipment of $348,000, and payments of transaction costs related to the acquisition of IFS of $138,000, offset by net cash proceeds of $7.1 million from the Company’s private equity offering effected on January 14, 2003. Negative cash flows from operations of $2.1 million are primarily attributable to the seasonal net loss of $5.2 million for the three months ended March 31, 2003, adjusted for non-cash expenses, including $870,000 of non-cash interest expense associated with the change in exercise price of the amended warrants granted by the Company to its former short-term bridge lenders, $490,000 of stock-based compensation, depreciation and amortization expense of $619,000 and the allowance for inventory obsolescence of $448,000.

Eos had positive working capital of $918,000 at March 31, 2003 and negative working capital of $11.4 million at December 31, 2002. The Company raised gross proceeds of $7.5 million through a private equity offering, net of issuance costs and estimated registration costs of $375,000, extinguishment of the bridge loans of $6.5 million and associated interest payable of $930,000 and redeemable warrants of $2.3 million, offset by a cash payment of $4.0 million to the former bridge lenders and a cash payment of $500,000 on Eos’ line of credit. The $918,000 of positive working capital at March 31, 2003 is comprised of $1,168,000 of restricted cash and approximately $500,000 of unrestricted cash, offset by accounts payable and other accrued liabilities of $793,000. The agreement with Eos’ former short-term bridge lenders specifies that of the $3.5 million cash retained from the private equity offering after repayment of Eos’ short-term bridge notes, $1.2 million must be spent of specific items as defined in the agreement with Eos’ former short-term bridge lenders. Improvements in the cash position and working capital of the Eos holding company on a standalone basis is significant because our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal and IFS. Eos has no separate source of income other than its operating subsidiaries.

Management has retained an outside investment banking group to explore restructuring the Company’s debt, including the debt of $4.1 million plus accrued interest incurred by Eos in connection with its acquisition of Discovery Toys in July 2001, which matures in December 2004, the remaining debt of $16.4 million incurred by Eos in connection with its acquisition of Regal in December 2001, and an IFS note payable in the principal amount of $1.5 million assumed by Eos in connection with its acquisition of IFS in January 2003. Payments due under long-term notes payable for the remainder of calendar year 2003 total approximately $2.6 million. The Company may not be successful in restructuring its debt.

NOTE 3.   BALANCE SHEET COMPONENTS:

	March 31, 2003	December 31, 2002

	(Unaudited)
Accounts receivable, net:
Accounts receivable	$8,043,000	$1,630,000
Less allowance for doubtful accounts	(1,063,000)	(108,000)

Net accounts receivable	$6,980,000	$1,522,000

Inventory:
Finished goods	$22,321,000	$17,232,000
Work in process	65,000	56,000
Raw material and supplies	1,272,000	679,000
Less allowance for obsolescence	(2,636,000)	(1,135,000)

Net inventory	$21,022,000	$16,832,000

Prepaid expenses and other current assets:
Prepaid catalogue costs	$1,942,000	$1,514,000
Other prepaid expense and current assets	2,214,000	1,266,000

Total prepaid expenses and other current assets	$4,156,000	$2,780,000

Property and equipment, net:
Furniture, fixtures & office equipment	$943,000	$671,000
Machinery and equipment	2,007,000	1,501,000
Computer equipment and software	5,341,000	3,974,000
Leasehold improvements	1,151,000	1,058,000

Total property and equipment	9,442,000	7,204,000
Less accumulated depreciation	4,013,000	3,592,000

Net property and equipment	$5,429,000	$3,612,000

Other intangible assets, net:
Customer list	$3,263,000	$3,131,000
Franchisee relationships	548,000	—
Less accumulated amortization	(1,538,000)	(1,282,000)

Net other intangible assets	$2,273,000	$1,849,000

	March 31, 2003	December 31, 2002

Accrued liabilities:
Accrued compensation - sales consultants	$2,902,000	$2,135,000
Accrued compensation and related expenses	2,201,000	884,000
Sales and use taxes payable	643,000	1,432,000
Inventory in transit	360,000	614,000
Interest payable	51,000	925,000
Payables to related parties	185,000	729,000
Other	3,514,000	1,884,000

Total accrued liabilities	$9,856,000	$8,603,000

Minority interest:
15% interest in Regal	$3,648,000	$3,692,000
Fair value of put rights held by minority stockholder	764,000	716,000

Minority interest	$4,412,000	$4,408,000

NOTE 4.   BORROWING ARRANGEMENTS

On January 14, 2003, Eos exchanged its existing short-term bridge notes payable issued in connection with the acquisition of Regal totaling $6,500,000 plus accrued interest payable of $930,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which require the Company to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed. Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to stockholders’ equity. Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the bridge lenders’ existing put rights totaling $2,340,000 were eliminated. The carrying value assigned to the put rights of $2,340,000 was reclassified to additional paid in capital as a result of this transaction. The incremental fair value of the warrant modification, which amounted to $870,000 was recorded as additional interest expense in the three months ended March 31, 2003.

In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000. The line of credit bore interest at prime. The line of credit expired on the earlier of August 19, 2003, or on demand. At December 31, 2002, Eos had drawn funds against the line of credit of $500,000. In January 2003, the bank made a demand for payment and Eos repaid its line of credit on January 29, 2003 with proceeds from the Company’s private equity offering that was effected on January 14, 2003. The line of credit expired on January 29, 2003.

In December 2001, in conjunction with Eos’ acquisition of Regal, Regal entered into a revolving credit agreement with The Bank of Nova Scotia for up to $10 million CDN (approximately $6.3 million U.S.) to assist in meeting Regal’s operating requirements. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. At March 31, 2003, Regal had $3.4 million available based on its borrowing base restrictions. The credit line bears interest at the bank’s Canadian prime rate plus 3.00% per annum (7.75% at March 31, 2003) with interest payable monthly. There were no borrowings outstanding on this line of credit at December 31, 2002 and March 31, 2003.

Regal was in compliance with all covenants at March 31, 2003, though there can be no assurance that the Company will remain in compliance with its bank covenants in the second and third quarters of 2003.

In 1999, Discovery Toys entered into a line of credit arrangement with a bank providing for advances up to $5,000,000. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. There were no borrowings outstanding on this line of credit at December 31, 2002, and $1,069,000 was outstanding at March 31, 2003. At March 31, 2003, Discovery Toys had $415,000 available based on its borrowing base restrictions. Outstanding borrowings bear interest at a variable rate, which is generally related to the bank’s borrowing rate plus 2% (5.75% at March 31, 2003). Prior to amendment, the line of credit expired in May 2003 and required that certain covenants be met. The Company was in compliance with all covenants at March 31, 2003. Borrowings under the line of credit are secured by substantially all of the assets of Discovery Toys. On March 17, 2003, Discovery Toys amended its line of credit arrangement. In connection with this amendment, Discovery Toys incurred a $50,000 fee which is classified as interest expense. The date of expiration for the line of credit was extended from May 2003 to December 2004 and provides for larger seasonal overadvances.

In August 2002, Discovery Toys entered into a standby letter of credit agreement not to exceed $600,000 in connection with its credit card processing service agreements with Paymentech, LP. This letter of credit is valid until July 31, 2003 and was issued to ensure performance against credit card purchases for Discovery Toys products. As of March 31, 2003, there were $0 funds drawn under this agreement.

IFS has a line of credit with a bank which provides for borrowings up to $12,000,000 with interest payable at a variable rate of interest that is generally related to the bank’s borrowing rate plus 1%. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. The line of credit expires in October 2003 and requires that certain financial covenants be maintained. Borrowings under the line of credit are secured by accounts receivable, inventories and property and equipment. There were no borrowings outstanding on this line of credit at March 31, 2003 and IFS had $5,567,000 additional borrowings available under this line of credit after considering its borrowing base restrictions. This borrowing arrangement also includes a $3,000,000 letter of credit facility. At March 31, 2003, no letters of credit were outstanding.

IFS has a note payable to a bank secured by all the assets of IFS. The note is payable in monthly installments of $55,000 plus interest payable at a variable rate (5.0% at March 31, 2003). The final payment on the remaining balance of the note is due in December 2003. The carrying value of the note at March 31, 2003 is $1,541,000.

NOTE 5.   ACQUISITION

IFS of New Jersey, Inc.

On January 14, 2003, Eos acquired IFS, a privately held consumer products fund-raising company. The IFS business consists of all the assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory, prepaid expenses, goodwill and other intangible assets. This acquisition was made to continue the Company’s strategy of expanding its direct selling operations.

Under the terms of the merger agreement with IFS, 15,988,001 unregistered shares of Eos common stock were issued from treasury stock and 1,000 unregistered shares of Series E Junior Convertible Preferred Stock were issued in exchange for all of the outstanding shares of IFS common stock. As discussed below, each share of Series E Junior Convertible Preferred Stock is convertible into 11,000 shares of Eos common stock upon the increase in authorized shares of Eos common stock sufficient for such conversion. Eos is required to seek stockholder approval of such an increase at its 2003 Annual Meeting of Stockholders. By virtue of the transaction, IFS became a wholly-owned subsidiary of Eos. Eos common stock was valued at $0.55 per share based on the fair value of Eos common stock as of December 12, 2002, the date on which the merger agreement was executed, the terms of the transaction were agreed upon, and the transaction was announced. The estimated fair value was based on the average closing price of Eos common stock during the period from December 6, 2002 through December 12, 2002. Series E Junior Convertible Preferred Stock was valued at $6,050 per share. Eos granted registration rights to the former IFS shareholders. Estimated registration costs totaling $40,000 have been deducted from the fair value of securities issued.

Shares of Series E Junior Convertible Preferred Stock, $0.01 par value, are automatically convertible into shares of Eos common stock upon Eos having a sufficient number of authorized and unissued shares of common stock sufficient to convert all shares of the Series E Junior Convertible Preferred Stock into shares of Eos common stock at a ratio of 11,000 shares of common stock for each share of Series E Junior Convertible Preferred Stock. Holders of Series E Junior Convertible Preferred Stock have the same voting rights and vote together with holders of Eos common stock, and are entitled to 11,000 votes for each share of Series E Junior Convertible Preferred Stock owned of record. Neither Eos nor holders of the Series E Junior Convertible Preferred Stock have a right of redemption with respect to such stock.

The transaction was accomplished to continue Eos’ strategy of acquiring direct selling companies and to provide a base for closing its private equity investment to pay off the bridge notes and to provide working capital. Goodwill was created because of the market value being placed on IFS’ earnings and cash flow opportunity as opposed to the net value of the assets acquired.

The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and liabilities associated with the transaction have not yet been finalized. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows:

Estimated fair value of common stock issued, net of estimated registration costs	$8,736,000
Estimated fair value of Series E Junior Convertible Preferred Stock issued, net of estimated registration costs	6,010,000
Estimated acquisition costs	496,000

Total purchase price	$15,242,000

Current assets	$19,526,000
Property, plant and equipment	1,595,000
Acquired intangible assets	548,000
Goodwill	7,350,000

Total assets acquired	29,019,000
Total liabilities assumed	(13,777,000)

Total allocation of purchase price	$15,242,000

Goodwill acquired in this acquisition is not deductible for tax purposes and is assigned to the IFS reporting segment.

The acquired intangible asset represents franchisee relationships with an estimated useful life of five years, to be amortized on a straight line basis.

The following summarized unaudited pro forma combined results of operations of the Company and IFS for the three months ended March 31, 2003 and 2002 are presented as if the acquisition of IFS had occurred on the first day of the periods presented and includes adjustments (increase in amortization of intangible assets) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma combined results of operations of the Company and IFS for the three months ended March 31, 2002 include adjustments resulting from (i) Eos’ $7.5 million private equity offering of 15,000,000 shares of Eos common stock at $0.50 per share, less cash issuance costs of $375,000, and (ii) the repayment of Eos’ short-term bridge notes, including $930,000 of interest payable, with $4.0 million in cash and the issuance of 1,000 shares of redeemable Series D Preferred as if these transactions had occurred on the first day of the periods presented and includes adjustments (interest expense and preferred dividends) directly attributable to these transactions. The acquisition of IFS by Eos, the Company’s private equity offering and the short-term bridge loan financing transaction were each contingent on the occurrence of the other two transactions. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts. Specifically, additional information is expected to be obtained for accrued expenses related to Eos’ acquisition of IFS.

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the IFS, private equity offering and short-term bridge loan financing transactions been consummated on such dates, nor does it give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

Unaudited Pro Forma Information:

	Three Months Ended March 31,

	2003	2002

	(Unaudited)	(Unaudited)
Revenue	$23,942,000	$27,406,000
Loss before cumulative effect of change in accounting principle	(5,256,000)	(2,426,000)
Net earnings (loss)	(5,256,000)	1,248,000
Net earnings (loss) applicable to common stockholders	(5,367,000)	1,137,000
Basic and diluted loss per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.06)	$(0.03)
Basic and diluted loss per common share applicable to common stockholders	$(0.06)	$0.01

Eos granted registration rights to the recipients of Eos securities in connection with the acquisition of IFS.

NOTE 6.   GOODWILL, OTHER INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS

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

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, remaining unamortized negative goodwill was recorded as the cumulative effect of a change in accounting principle. As a result, the Company recorded a benefit of approximately $3.7 million in the first quarter of 2002, resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisitions of Regal on December 14, 2001 and IFS on January 14, 2003 The Company assesses goodwill and indefinite-lived assets for impairment annually unless events occur that require more frequent reviews.

Changes in the net carrying account of goodwill, tradename and negative goodwill for three months ended March 31, 2003 are as follows:

	Tradename	Goodwill

Balance at December 31, 2002	$4,824,000	$900,000
Acquisition of IFS on January 14, 2003	—	7,350,000
Foreign currency translation	430,000	—

Balance at March 31, 2003	$5,254,000	$8,250,000

Other intangible assets includes the acquired customer list purchased in connection with the acquisition of the Regal business and the acquired franchisee relationships in connection with the acquisition of the IFS business and are amortized over an estimated useful life of five years. As of March 31, 2003 and December 31, 2002, other intangible assets consisted of the following:

	March 31, 2003	December 31, 2002

Other intangible assets, net:
Customer list	3,263,000	$3,131,000
Franchisee relationships	548,000	—
Less accumulated amortization	(1,538,000)	(1,282,000)

Net customer list	$2,273,000	$1,849,000

The estimated future amortization expense is as follows:

2003	$867,000
2004	643,000
2005	403,000
2006	247,000
2007	110,000
Thereafter	3,000

$2,273,000

Amortization expense related to the other intangible assets was $256,000 and $317,000 for the three month periods ended March 31, 2003 and 2002, respectively.

NOTE 7.   EQUITY TRANSACTIONS

Under the terms of the Eos’ merger agreement with IFS, 15,988,001 unregistered shares of Eos common stock were issued from treasury and 1,000 shares of Series E Junior Convertible Preferred Stock were issued in exchange for all of the outstanding shares of IFS capital stock. Eos granted registration rights to the former IFS shareholders. Estimated registration costs totaling $57,000 and $40,000 have been deducted from the fair value of the common stock and Series E Preferred Stock issued in the merger, respectively.

On January 14, 2003, Eos completed a $7.5 million private equity offering of 15,000,000 unregistered shares of Eos common stock, of which 6,420,395 shares were issued from treasury, at a purchase price of $0.50 per share net of transaction costs of $317,000 and estimated registration costs of $58,000. The agreement with Eos’ former short-term bridge lenders relating to the issuance of 1,000 shares of Series D Preferred Stock specifies that $3,500,000 must be retained for general corporate purposes, of which $1,200,000 may only be used for the compensation of Eos’ chief executive officer, chief financial officer, or accounting staff or consultants; specified recruiting fees; costs related to acquisitions of businesses; costs related to the refinancing of debt; costs related to investment banking services; payments to avoid default on any debt; and any expenditures to which Eos and its former short-term bridge lenders mutually agree. Should these funds not be expended for such purposes by July 4, 2004, such funds would be restricted for redemption of the Eos Series D Preferred Stock. Eos issued 900,000 shares of Eos common stock to Allen & Company as a placement fee in connection with the Company’s private equity offering.

On January 14, 2003, Eos exchanged its existing short-term bridge notes payable issued in connection with the acquisition of Regal totaling $6,500,000 plus accrued interest payable of $930,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which require the Company to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed. Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to stockholders’ equity. In connection with the issuance of redeemable stock, Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the bridge lenders’ existing put rights totaling $2,340,000 were eliminated.

As a result of the above transactions, Eos’ outstanding common increased from 56,132,098 shares as of December 31, 2002 to 88,020,099 shares on January 14, 2003 and March 31, 2003. Eos’ outstanding Series E Junior Convertible Preferred Stock increased from no outstanding shares as of December 31, 2002 to 1000 shares on January 14, 2003 and March 31, 2003. Eos’ outstanding Series D Redeemable Preferred Stock increased from no outstanding shares as of December 31, 2002 to 1000 shares on January 14, 2003 and March 31, 2003. The reduction in the exercise price of the warrants issued to the former bridge lenders resulted in $870,000 additional paid in capital. The carrying value assigned to the put rights of $2,340,000 was reclassified to additional paid in capital as a result of the short-term bridge notes transaction.

Eos granted registration rights to the recipients of Eos securities in connection with the acquisition of IFS, to the investors in connection with the private equity offering, to Eos’ former short-term bridge lenders, and to the placement agent in its private equity offering.

OPTIONS

In October 2002, Eos entered into an amended employment agreement with Peter A. Lund, Chairman of the Board, revising Mr. Lund’s annual salary and reducing the risk of failure to pay his salary which could constitute a constructive termination and would require payment to Mr. Lund’s of deferred compensation of $3.0 million. The amended employment agreement eliminated Mr. Lund’s deferred compensation bonus of $3.0 million. The revised agreement also provided for an award of non-qualified stock options to purchase shares of Eos common stock, subject to stockholder approval, with a 10 year term and an exercise price and grant date to be determined contingent upon Eos securing a minimum level of additional financing. On January 23, 2003, the Company granted Mr. Lund options to purchase an aggregate of 5,750,000 shares of common stock, subject to stockholder approval at the 2003 Annual Meeting of Stockholders, at $0.50 per share. At March 31, 2003, this contingent grant of options had no intrinsic value.

In order to complete the financing transactions on January 14, 2003, Eos was required to resolve commitments to Regal Management to provide an equity compensation program agreed to at the time of the Regal acquisition in December 2001. On December 31, 2001, the Compensation Committee approved, subject to the consent of the Board of Directors, which was not received until 2003, the issuance of options covering an aggregate of 3,600,000 shares of Eos common stock to Regal management, of which 2,600,000 shares were to be granted after the closing of the private equity offering and the remaining 1,000,000 options are reserved for future issuance with respect to 2003 based upon criteria to be established by the Compensation Committee and management of Regal. On January 23, 2003, Eos issued options to purchase 1,600,000 and 1,000,000 shares of Eos common stock at $0.50 per share and $0.01 per share, respectively. The options granted have a ten-year and a five-year term, respectively, and were vested when granted. The options issued with an exercise price of $0.01 per share resulted in $490,000 of stock-based compensation for the Regal segment.

There were options to purchase 6,508,000 shares of Eos common stock outstanding at March 31, 2003, which excludes the grant to Mr. Lund of 5,750,000 shares, and there were options to purchase 1,920,747 shares of common stock available to grant at March 31, 2003, including an option to purchase 1,000,000 shares of Eos common stock reserved for future issuance to Regal management with respect to 2003.

WARRANTS

Warrants to purchase 400,000 shares of Eos common stock at $7.00 per share, expiring in April 2005, and warrants to purchase 200,000 shares of Eos common stock at $0.75 per share, expire in December 2003, were assumed by Eos in connection with the reverse merger between Eos and Discovery Toys. Warrants to purchase 2,600,000 of Eos common stock at $2.95 per share were issued to the Company’s short-term bridge lenders in December 2001 in connection with the acquisition of Regal. As discussed in Note 2 and Note 4 to the Consolidated Financial Statements, these warrants were amended on January 14, 2003 when the short-term bridge notes were repaid. The warrants, as amended and restated in January 2003, expire in December 2007.

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price

Warrants assumed at July 18, 2001	600,000	$4.92
Warrants granted to short-term bridge lenders	2,600,000	$2.95

December 31, 2001	3,200,000	$3.32

December 31, 2002	3,200,000	$3.32
Original warrants granted to former bridge lenders	(2,600,000)	$2.95
Amended warrants issued to former bridge lenders	3,000,000	$0.25

March 31, 2003	3,600,000	$1.03

NOTE 8.   RELATED PARTY TRANSACTIONS

On January 14, 2003, Eos, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated as of December 10, 2002, as amended, acquired IFS, a privately held consumer products fund-raising company. Under the terms of the Merger Agreement, 15,988,001 unregistered shares of Company common stock and 1,000 shares of Series E Junior Convertible Preferred Stock were issued in exchange for all of the outstanding IFS capital stock.

The Company and IFS shared, and continue to share, certain common officers, directors and stockholders. James M. Cascino, President, Chief Executive Officer, and Director of the Company, also serves as President and Chief Executive Officer of IFS. Jack B. Hood, Chief Financial Officer and Treasurer of the Company, also serves as Chief Financial Officer of IFS. In connection with the acquisition of IFS, in exchange for their shares of IFS, Mr. Cascino received 1,779,859 shares of Company common stock and Mr. Hood received 1,352,099 shares of Company common stock. In addition, Anthony R. Calandra, Julius Koppelman, and William S. Walsh serve on the board of directors of both the Company and IFS. Messrs. Cascino, Hood, and Walsh, together with members of McGuggan, L.L.C., a New Jersey limited liability company, collectively owned or controlled approximately (i) 35% of the common stock of the Company prior to the acquisition of IFS and the private equity offering , (ii) 87% of the common stock of IFS prior to the effective time of the acquisition of IFS, and (iii) 42% of the Company’s common stock after the acquisition of IFS, assuming conversion of the Series E Preferred Stock into shares of Company common stock. James J. Liati and Frank M. Adubato, each of whom is a significant stockholder of the Company, and Mr. Calandra are each principals and/or officers of, and beneficially own 75% of, McGuggan, L.L.C. and each have been, and continue to be, directors of IFS. The consideration paid by Eos for the acquisition of IFS was determined through arms-length negotiation by only the independent board members of the Company and the majority stockholders of IFS.

In January 2003, IFS amended its employment agreement with James M. Cascino, President and Chief Executive Officer of IFS, who also serves as President, Chief Executive Officer, and Director of Eos, and entered into an employment agreement with Jack B. Hood, Chief Financial Officer of IFS, who also serves as Chief Financial Officer and Treasurer of Eos.

The Company has management consulting services agreements with IFS, which was acquired on January 14, 2003, as well as with a board member and a separate company which has common ownership with Eos or its subsidiaries:

Discovery Toys pays annual management fees of $192,000 to I.F.S of New Jersey, Inc. (IFS). Discovery Toys and IFS have certain common management, certain common directors and certain common stockholders. Discovery Toys had unpaid fees under this agreement of $144,000 and $96,000 at March 31, 2003 and at December 31, 2002, respectively. Pursuant to the terms of this agreement, Discovery Toys incurred management fee expense of $48,000 in the quarters ended March 31, 2003 and March 31, 2002. This agreement may be extended or terminated at will. On January 14, 2003, Eos acquired IFS. The intercompany management fees for the three months ended March 31, 2003 and the intercompany balances at March 31, 2003 were eliminated in consolidation.

Discovery Toys also receives management services from William S. Walsh, a member of the Company’s Board of Directors, who is also a stockholder, and McGuggan LLC, a stockholder of Eos. Certain members of McGuggan LLC are Directors and significant stockholders of Eos. Discovery Toys pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, to William S. Walsh, and annual fees equal to the greater of $225,000 or a percentage of revenues, as defined in the agreement, to McGuggan LLC for these services. Discovery Toys had unpaid fees under this agreement of $75,000 and $150,000 at March 31, 2003 and December 31, 2002, respectively. Pursuant to the terms of these agreements, the Company incurred management fee expenses of $75,000 in the quarters ended March 31, 2003 and March 31, 2002. This agreement may be extended or terminated at will.

In December 2001, the Board of Directors approved payment of investment banking fees to McGuggan, LLC in conjunction with the acquisition of Regal. This fee amounted to $160,000 and reimbursement of certain acquisition related costs incurred by McGuggan on behalf of Eos. The Company had unpaid fees under this agreement of $0 and $160,000 at March 31, 2003 and December 31, 2002, respectively.

Eos entered into an agreement for management consulting services for Regal with McGuggan LLC in December 2001. The agreement assigns responsibility for performance of the services to William Walsh and Anthony Calandra. who are directors and stockholders of Eos. The agreement calls for payment of $500,000 CDN annually for such services (approximately $300,000 U.S.). The Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services to be rendered in 2002. Pursuant to the terms of these agreements, the Company incurred management fee expenses of $85,000 and $62,000 in the three months ended March 31, 2003 and March 31, 2002, respectively. At March 31, 2003, the Company owed $85,000 to McGuggan under the terms of this agreement..

IFS has entered into an agreement to receive management consulting services from an affiliated entity, I.F.S. Management, LLC (‘IFSM”). IFSM is beneficially owned 33.33% by William S. Walsh, a director of the Company, 9.52% by Julius Koppelman, a director of the Company, and 57.15% by McGuggan, LLC, a stockholder of the Company in which Mr. Calandra owns a 25% interest. Mr. Calandra, a director of the Company, is a member of McGuggan LLC and Mr. Liati, Secretary of the Company, is also a member of McGuggan LLC. Pursuant to the terms of this agreement, the Company shall pay IFSM fees equal to 0.6% of gross revenues for each fiscal year. This agreement expires December 31, 2010 and may be extended or terminated at any time by mutual consent of the parties. For the three months ended March 31, 2003, IFS incurred management expenses of $60,000 under the terms of this agreement. At March 31, 2003, IFS owed $25,000 to IFSM under the terms of this agreement.

NOTE 9.   SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management, the entities’ operating results are categorized into four segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. IFS that sells product based fundraising packages and services to schools across the United States and Caribbean. Overhead costs associated with Eos are characterized as “Corporate”.

Three months ended March 31, 2003 (Dollars in thousands)	Discovery Toys	Regal Greetings & Gifts	IFS	Corporate	Total

Revenues	$5,482	$9,693	$8,651	$—	$23,826
Operating loss	(1,377)	(2,123)	(539)	(453)	(4,492)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(1,488)	(2,832)	(575)	(1,358)	(6,253)
Net loss	(1,488)	(1,807)	(575)	(1,358)	(5,228)
Depreciation	59	209	95	—	363
Amortization of other intangible assets	—	233	23	—	256
Interest expense, net	116	454	36	902	1,508
Income tax benefit	—	(713)	—	—	(713)
Capital expenditures	125	79	144	—	348
Total assets, excluding intercompany	7,571	28,742	23,598	1,713	61,624

Three months ended March 31, 2003 (Dollars in thousands)	Discovery Toys	Regal Greetings & Gifts	IFS	Corporate	Total

Revenues	$6,568	$10,155	$—	$—	$16,723
Operating loss	(1,269)	(758)	—	(380)	(2,407)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(1,422)	(1,205)	—	(1,427)	(4,054)
Net earnings (loss)	2,250	(752)	—	(1,427)	71
Depreciation	115	248	—	25	388
Amortization of other intangible assets	—	317	—	—	317
Interest expense, net	174	447	—	1,046	1,667
Income tax expense	2	(313)	—	—	(311)
Cumulative effect of change in accounting principle	3,674	—	—	—	3,674
Capital expenditures	—	21	—	—	21
Total assets, excluding intercompany	7,192	28,067	—	86	35,345

NOTE 10.   EARNINGS PER SHARE (EPS) AND WEIGHTED SHARES OUTSTANDING

Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares.

The following is a summary of the numerator and denominator used in calculating basic and diluted EPS:

March 31,	2003	2002

Numerator:
Loss before cumulative effect of change in accounting principle	$(5,228,000)	$(3,603,000)
Preferred dividends	(79,000)	—

Loss before cumulative effect of change in accounting principle	$(5,307,000)	$(3,603,000)
Denominator:
Shares used to compute basic EPS	83,060,000	56,100,000

For the quarters ended March 31, 2003 and 2002, the following were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive: options to purchase 6,508,000 and 3,990,000 shares of Eos common stock; warrants to purchase 3,600,000 and 3,200,000 shares of Eos common stock; and 11,000,000 and 0 Series E Junior Convertible Preferred Stock equivalents, respectively.

NOTE 11.   WARRANTY RETURNS

The Company has warranty obligations in connection with the sales of its Discovery Toys products. Discovery Toys offers a limited warranty on its products. The Company estimates its warranty returns at the point of sale for a given product based on historical rates. The change in the Company’s accrued warranty obligations for the three months ended March 31, 2003 and 2002 was as follows:

	2003	2002

Balance at January 1,	$55,000	$75,000
Actual warranty experience	(76,000)	(124,000)
Warranty provisions	59,000	102,000

Balance at March 31,	$38,000	$53,000

NOTE 12.   FOREIGN CURRENCY EXCHANGE CONTRACTS

Pursuant to a credit agreement with the Bank of Nova Scotia, Regal entered into forward currency exchange contracts to buy US dollars in Q1 2003. As of March 31, 2003 Regal had forward exchange contracts outstanding with a notional value of $6,400,000 to buy U.S. dollars. The fair value of these contracts on March 31, 2003 was U.S. $255,000 and was recorded in accrued liabilities. Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances. However, the Company does not qualify for hedge accounting in accordance with SFAS 133. Accordingly, gains and losses on hedge contracts are recorded as other income (expense) based on the fair value of the contracts. During the three months ended March 31, 2003 and 2002, the Company realized a loss of $255,000 and a gain of $12,000, respectively, which was recorded to other income (expense) from changes in the fair value of its forward currency contracts.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believe,” “estimate,” “project,” “intend,” “anticipate,” “will,” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including (i) the volatile and competitive nature of the consumer products and direct selling industries, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) our ability to attract and maintain relationships with our independent sales forces, (v) intellectual property and other claims, (v) our ability to successfully implement and execute our acquisition strategies, (vi) our ability to maintain our relationships with our customers, and (vii) our ability to raise additional sources of financing or capital to satisfy our operating expenses and working capital needs. You should also read carefully the risk factors described in this Quarterly Report on Form 10-Q and the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002 under Item 1 - Business, and under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed in our other public filings. All such forward-looking statements are current only as of the date on which such statements were made.

Overview

The following discussion and analysis refers to Eos International, Inc., a Delaware corporation, and all of its operating subsidiaries on a consolidated basis, including Discovery Toys, Inc. (“Discovery Toys”), Regal Greetings & Gifts Corporation (“Regal”) and I.F.S. of New Jersey, Inc. (IFS). All references to “Eos” refer to Eos International, Inc. and all references to “we,” “us,” and “our” refer to Eos and its subsidiaries on a consolidated basis.

The accompanying consolidated financial statements include the accounts of (i) Eos for all periods, (ii) Discovery Toys for all periods (iii) Regal for all periods, and (iv) IFS from the date of acquisition, January 14, 2003 through March 31, 2003.

Eos is a holding company generating no revenues independent of amounts received from its subsidiaries, Discovery Toys, Regal and IFS.

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

On January 14, 2003, Eos acquired I.F.S. of New Jersey, Inc. IFS sells products based fundraising packages and services to schools across the United States and the Caribbean. IFS, primarily through teachers and administrators, provides interested school children with IFS products which they sell to friends, families and neighbors. IFS and the schools share the proceeds, with each school receiving 30% to 50% of the retail price of products sold. The results of IFS are not included in the consolidated financial statements for the three months ended March 31, 2002. The consolidated financial statements for the three months ended March 31, 2003 include the accounts of IFS from the date of acquisition, January 14, 2003.

In March 2003, we announced that we are changing from a calendar year for financial reporting purposes to the 12 month period commencing on October 1 and ending on September 30. We expect to file a transition report on Form 10-K for the period beginning January 1, 2003 and ending on September 30, 2003.

Recent developments

On January 14, 2003, Eos acquired all of the outstanding stock of IFS. The consideration paid by Eos for the acquisition of IFS was determined through arms’-length negotiation by only the independent board members of Eos and the majority stockholders of IFS. Eos and IFS share certain common officers, directors and significant stockholders. The purchase price consisted of 15,998,001 shares of Eos common stock and 1,000 shares of Eos Series E Junior Convertible Preferred Stock. The acquisition was accounted for as a purchase.

Concurrent with the acquisition of IFS, Eos raised gross proceeds of $7.5 million through a private equity offering of 15,000,000 shares of Eos common stock and issued 900,000 shares of Eos common stock as a placement fee. Eos exchanged its existing short-term bridge notes payable totaling $6,500,000 plus accrued interest payable of $896,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which requires Eos to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed. Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to stockholders’ equity. Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the short-term bridge lenders’ existing put rights totaling $2,340,000 were eliminated. As a result of the above transactions, Eos’ outstanding common stock increased from 56,132,098 shares at December 31, 2002 to 88,020,099 shares on January 14, 2003.

Update to Critical Accounting Policies

See Critical Accounting Policies in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 for a full discussion of our Critical Accounting Policies. On January 14, 2003, we acquired IFS and our Company’s Revenue recognition and sales returns policy is updated as follows:

Revenue recognition and sales returns

Revenue is recognized when the product is delivered to our independent sales consultants and fundraising customers. Approximately 70% of Regal’s sales are made at representative service centers where delivery to our independent sales representatives occurs at the point of purchase. With respect to Discovery Toys’ sales and Regal’s non-service center sales, delivery generally occurs at the time of shipment, which is when legal title and risk of loss are transferred to our independent sales consultants. With respect to IFS, delivery generally occurs at the time of customer receipt, which is when legal title and risk of loss are transferred to the fundraising customers. We record shipping and handling fees invoiced to the independent sales representatives as revenue. We do not charge shipping and handling fees to our fundraising customers. We also record revenue for catalogues and business forms that are sold to independent sales consultants.

Independent sales consultants and fundraising customers have limited rights to return product orders, and we record provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience.

We use cash incentive and promotional coupon awards to incent our independent sales representatives. Discovery Toys maintains an incentive bonus plan in which all independent consultants participate. Under the plan, consultants earn cash incentive awards based on individual and team sales performance and other benchmarks. Awards are determined and accrued for on a monthly basis. Regal awards promotional coupons for product purchases on a periodic basis. These awards are reflected as a reduction of revenues in the period the awards are earned. IFS offers cash incentives to sponsors which are reflected as a reduction in revenues in the period the awards are earned. Awards under the incentive bonus plan were $1,248,000 and $1,497,000 for the three months ended March 31 2003 and 2002, respectively.

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

Results of Operations. The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in our consolidated statements of operations:

	Three Months ended March 31, 2003	Three Months ended March 31, 2002

Revenues	100%	100%
Cost of revenue	52	57

Gross profit	48	43

Operating expenses:
Sales and marketing	28	18
Warehousing and operations	15	17
General and administrative	24	22

Total operating expenses	67	57
Operating loss	(19)	(14)
Interest expense, net	(6)	(10)
Other income (expense)	(1)	—

Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(26)%	(24)%

Segment Results

Eos operates three strategic business units that provide differing products using different direct sales forces: Discovery Toys, Regal, and IFS. Discovery Toys, Regal, and IFS are managed separately because each business unit requires different employee skills, product development, and marketing strategies. We evaluate the performance based on profit or loss from operations. Overhead costs associated with Eos as the holding company are characterized as “Corporate.”

The following table sets forth the revenues, gross profit, and operating profit (loss) for our Discovery Toys, Regal and Corporate segments for the three months ended March 31, 2003 and 2002 and for our IFS segment for the period January 15, 2003 through March 31, 2003 (in thousands):

	Three Months ended March 31, 2003 (Unaudited)	Three Months ended March 31, 2002 (Unaudited)

Discovery Toys:
Revenues	$5,482	$6,568
Cost of revenues	3,646	4,189

Gross profit	1,836	2,379
Gross margin	33%	36%
Operating expenses:
Sales and marketing expenses	1,123	1,370
Warehousing and operations	675	719
General and administrative expenses	1,415	1,559

Total operating expenses	3,213	3,648
Operating loss	(1,377)	(1,269)

Regal:
Revenues	9,693	10,155
Cost of revenues	5,296	5,386

Gross profit	4,397	4,769
Gross margin (%)	45%	47%
Operating expenses:
Sales and marketing expenses	1,893	1,655
Warehousing and operations	2,253	2,157
General and administrative expenses	2,374	1,715

Total operating expenses	6,520	5,527
Operating loss	(2,123)	(758)
IFS:
Revenues	8,651	—
Cost of revenues	3,514	—

Gross profit	5,137	—
Gross margin (%)	59%
Operating expenses:		—
Sales and marketing expenses	3,737	—
Warehousing and operations	531	—
General and administrative expenses	1,408	—

Total operating expenses	5,676	—
Operating loss	(539)	—
Corporate:
General and administrative expenses	453	380

Operating loss	(453)	(380)
Total:
Revenues	23,826	16,723
Cost of revenues	12,456	9,575

Gross profit	11,370	7,148
Gross margin (%)	48%	43%
Operating expenses:
Sales and marketing expenses	6,753	3,025
Warehousing and operations	3,459	2,876
General and administrative expenses	5,650	3,654

Total operating expenses	15,862	9,555
Operating loss	$(4,492)	$(2,407)

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenues

We record revenues from product sales made to our independent sales representatives and to our fundraising customers net of the cash incentives and discounts earned by these representatives and fundraising customers under our incentive bonus and discount plans and net of returns. Revenues at Discovery Toys and Regal include shipping and handling charges. Revenues at Discovery Toys also include catalogue sales and business form sales to our educational consultants. Revenues at Regal also include catalogue sales to approximately 6% of the sales representatives who order more than one catalogue per season.

Revenues at Discovery Toys, Regal, and IFS are highly seasonal. Historically, revenues recognized at Discovery Toys and Regal during the three month period ending March 31 constitute approximately 18% of annual revenues, while revenues recognized at IFS constitute approximately 20% of annual revenues. Discovery Toys and Regal have historically recognized 40-50% of annual revenue in the three month period ending December 31 while IFS recognizes as much as 60% of annual revenue in the same period. Revenues for the three month period ending March 31 are influenced by the timing of Easter, which was on April 15, 2003 and March 31, 2002. Revenues increased by $7,103,000 or 43%, from $16,723,000 for the three months ended March 31, 2002 to $23,826,000 for the three months ended March 31 2003. This increase is primarily attributable to the $8,651,000 increase in revenues of IFS, which we acquired on January 14, 2003. Revenues of Regal decreased by $462,000, or 5%, from $10,155,000 for the three months ended March 31, 2002 to $9,693,000 for the three months ended March 31, 2003. Revenues of Discovery Toys decreased by $1,086,000, or 17%, from $6,568,000 for the three months ended March 31, 2002 to $5,482,000 for the three months ended March 31, 2003.

The 17% decrease in Discovery Toys’ revenues is attributable primarily to a $1.2 million decrease in product sales and shipping revenues attributable to an 11% decline in the number of active educational consultants and a 13% decrease in the average number of orders received per active educational consultant for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Average order size, however, increased 9% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in product revenues was partially offset by reduced compensation incentives due to lower revenue volumes. New educational consultants are required to purchase Kits in order to demonstrate products at hostess parties. Sales of Kits are a primary measure of our recruiting activity. Kit revenue remained consistent in the three months ended March 31, 2003 when compared to the three months ended March 31, 2002 despite a higher average kit price in 2003. The number of new educational consultants recruited in the three months ended March 31, 2003 decreased by 3.6% compared to 2002. Sales of new product kits to experienced educational consultants declined by $119,000 in the first quarter of 2003 compared to the first quarter of 2002 consistent with the decline in the number of active educational consultants.

During 2002, Discovery Toys implemented its internet ecommerce web template online ordering system to allow its educational consultants’ customers the convenience of ordering online. This innovation, along with a decline our educational consultants’ sales activity, resulted in a decrease in catalogue sales and business center sales to our educational consultants of $53,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Catalogue and business center revenue is expected to decline further in future years as more customers access the internet and utilize our online ordering systems.

The 5% decrease in Regal’s revenues is attributable primarily to reduced buying activity in January and February from our Bronze level sales representatives who purchase for personal use, as well as to timing of the Spring Catalogue and the harsher winter conditions experienced in early 2003 compared to 2002. On February 14, 2003, the 2002 Winter Catalogue was discontinued and the 2003 Spring Catalogue with garden merchandise became effective. In 2002, this transition occurred in March. Canada experienced extremely harsh winter conditions in the first quarter 2003 and we believe that this resulted in lower than expected sales of Spring Catalogue merchandise. This shortfall was offset by the change in the foreign exchange rate between the U.S. and Canadian dollar which positively impacted revenues by $505,000.

IFS revenues for the three month period ended March 31, 2003 were $8,681,000 compared to historical pre-acquisition revenues of $10,683,000 for the three month period ended March 31, 2002, a decrease of $2,002,000, or 19%. This decrease is primarily attributable to the bad weather experienced in much of the nation and the resulting school closures. Average order size per school child drops significantly in bad weather due to fewer sales opportunities to friends and families and to school closures resulting in less exposure to motivational programs.

Cost of revenues and gross profit

Cost of revenues consists of cost of products, printing costs of catalogues and variable labor and freight charges. All of IFS’ and a portion of Regal’s catalogue printing and shipping costs are classified as sales and marketing expense as most of their catalogues are distributed free of charge. Our consolidated cost of revenues increased by $2,881,000, or 30%, from $9,575,000 for the three months ended March 31, 2002 to $12,456,000 for the three months ended March 31, 2003, primarily due to the $3,514,000 increase in cost of revenues attributable to the acquisition of IFS on January 14, 2003. Cost of revenues at Discovery Toys decreased by $543,000, or 13%, from $4,189,000 for the three months ended March 31, 2002 to $3,646,000 for the three months ended March 31, 2003, corresponding to lower revenues of $1,086,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 partially offset by a decrease in gross margin from 36% of revenues for the three months ended March 31, 2002 to 33% of revenues for the three months ended March 31, 2003. Cost of revenues at Regal decreased by $90,000, or 2%, from $5,386,000 for the three months ended March 31, 2002 to $5,296,000 for the three months ended March 31, 2003, corresponding to lower revenues of $462,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, partially offset by a decrease in gross margin from 47% of revenues for the three months ended March 31, 2002 to 45% of revenues for the three months ended March 31, 2002.

Consolidated gross margin increased from 43% of revenues for the three months ended March 31, 2002 to 48% of revenues for the three months ended March 31, 2003, primarily attributable to the large increase in higher margin revenues for IFS. Gross margin for the three months ended March 31, 2003 for Discovery Toys, Regal and IFS was 33%, 45% and 59%, respectively. The gross margins for the business differ due to their different business operating models. Discovery Toys and Regal sell their products to independent sales representatives. Incentives earned by these independent sales representatives are deducted from revenues. IFS employs a full-time sales force to secure fund-raising contracts with schools and non-profit organizations. Commissions earned by IFS sales personnel are classified as sales and marketing expense. IFS deducts cash incentive prizes paid to sponsors from revenues. Regal’s higher margins compared to Discovery Toys are achieved through minimal low margin shipping revenues as the majority of Regal product is distributed at the representative service centers which are classified as warehousing and operations expenses.

The decrease in gross margin at Discovery Toys from 36% to 33% of revenues for the three months ended March 31, 2002 and 2003, respectively, is primarily due to higher discounting on products to stimulate sales, including lower unit prices for educational consultant kits to attract new consultants.

The decrease in gross margin at Regal from 47% to 45% of revenues for the three months ended March 31, 2002 and 2003, respectively, is primarily due to a shortfall in catalogue margins as higher margined spring products were impacted by the unseasonable and particularly harsh weather conditions experienced in February and March. In addition, promotional discounts exceeded the prior year by $130,000 primarily due to an above average redemption rate on promotions.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs in our marketing organizations, which select our products and product mix and develop our catalogues, as well as costs for non-cash incentives for our sales representatives, and credit card processing and bad debt expenses. Sales and marketing expenses for IFS also included salary, commissions and related costs for the sales force that secures fundraising contracts with schools and other non-profit organizations. Sales and marketing expenses for Regal and IFS also include costs to publish and distribute product catalogues free of charge to their users. Sales and marketing expenses increased $3,728,000, or 123%, from $3,025,000 for the three months ended March 31, 2002 to $6,753,000 for the three months ended March 31, 2003. This increase is primarily attributable to the $3,737,000 increase in sales and marketing expenses for IFS which was acquired on January 14, 2003. The sales and marketing expenses for Discovery Toys decreased by $247,000, or 18%, from $1,370,000 for the three months ended March 31, 2002 to $1,123,000 for the three months ended March 31, 2003 as Discovery Toys continued to focus on cost control. Sales and marketing expenses for Regal increased by $238,000, or 14%, from $1,655,000 for the three months ended March 31, 2002 to $1,893,000 for the three months ended March 31, 2003, primarily attributable to increased promotional marketing programs of $100,000, including a new promotional mailing targeted to Bronze-level sales representatives sent in mid-March 2003. In addition the expenses were increased $100,000 by the change in foreign exchange rate between the U.S. and Canadian dollar.

Warehousing and operations expenses

Warehousing and operations expenses consist primarily of the facilities and personnel and related costs for our warehouses and representative service centers. Warehousing and operations expenses increased by $583,000, or 20%, from $2,876,000 for the three months ended March 31, 2002 to $3,459,000 for the three months ended March 31, 2003. This increase is primarily attributable to the $531,000 increase for the three months ended March 31, 2003 of warehousing and operations expenses for IFS, which was acquired on January 14, 2003. Warehousing and operations expenses for Discovery Toys decreased by $44,000, or 6%, from $719,000 for the three months ended March 31, 2002 to $675,000 for the three months ended March 31, 2003 as Discovery Toys continued to focus on cost control by subleasing some of its warehouse facility, reducing rent expense by $42,000 for the three months ended March 31, 2003. Warehousing and operations expenses for Regal increased by $96,000, or 5%, from $2,157,000 for the three months ended March 31, 2002 to $2,253,000 for the three months ended March 31, 2003, primarily attributable to the change in the foreign exchange rate between the U.S. and Canadian dollar.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related costs of our finance and administrative organizations, as well as professional fees, insurance and regulatory compliance costs and amortization of a customer list. General and administrative expenses increased by $1,996,000, or 55%, from $3,654,000 for the three months ended March 31, 2002 to $5,650,000 for the three months ended March 31, 2003. This increase is primarily attributable to the $1,408,000 increase in general and administrative expenses for IFS, which was acquired on January 14, 2003, which includes $23,000 of amortization expense for the acquired franchisee relationships. General and administrative expenses for Discovery Toys decreased by $144,000, or 9%, from $1,559,000 for the three months ended March 31, 2002 to $1,415,000 for the three months ended March 31, 2003, primarily due to savings in salary attributed to open positions. General and administrative expenses for Regal increased by $659,000, or 38%, from $1,715,000 for the three months ended March 31, 2002 to $2,374,000 for the three months ended March 31, 2003, primarily attributable to $490,000 of stock-based compensation expense for options granted to Regal management. The expenses were increased by $114,000 by the change in the foreign exchange rate. General and administrative expenses attributable to the operation of the Eos parent increased by $73,000, or 19%, from $380,000 for the three months ended March 31, 2002 to $453,000 for the three months ended March 31, 2003. The increase is primarily due to increased legal and accounting fees which were partially offset by a reduction in salary for Eos’ Chairman of the Board, effective October 2002.

Interest expense, net

Interest expense consists of interest expense on notes payable and revolving lines of credit calculated at stated interest rates as well as non-cash interest expense, including amortization of discounts on notes payable, increases in the value of redeemable warrants and incremental fair value of warrant grants. Interest income consists of interest earned on interest-bearing checking accounts. Net interest expense decreased by $159,000, or 10%, from $1,667,000 for the three months ended March 31, 2002 to $1,508,000 for the three months ended March 31, 2003. On January 14, 2003, Eos exchanged its existing short-term bridge notes in the aggregate principal amount of $6.5 million plus accrued interest of $930,000 for $4,000,000 in cash and an aggregate of 1,000 shares of redeemable Eos’ Series D Preferred Stock, which requires Eos to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed. Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to stockholders’ equity. Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. Interest expense for the three month period ended March 31 2003 compared to the three month period ended March 31, 2002 excludes interest expense of $175,000 calculated on the face amount of the bridge notes from January 14, 2003 to March 31, 2003 and $837,000 of amortization of the discount on the bridge notes, and includes $870,000 related to the incremental fair value of the warrants due to the repricing and $36,000 of interest expense on the IFS’ note payable and line of credit assumed on January 14, 2003. Interest income increased by $9,000, or 31%, from $29,000 for the three months ended March 31, 2003

Minority interest

Minority interest represents MDC Corporation, Inc.’s (MDC) 15% share of the net earnings (loss) of Regal as well as any changes in the valuation of put options issued to MDC. Minority interest benefit increased by $172,000, or 123%, from $140,000 for the three months ended March 31, 2002 to $312,000 for the three months ended March 31, 2003.

Income tax benefit

Income tax benefit consists of the income tax benefit recognized by Regal on its Canadian operating losses for the three months ended March 31, 2003 and excludes any income tax benefits for Eos, Discovery Toys, and IFS, which will file a consolidated U.S. federal tax return. Effective April 24, 2003, the Internal Revenue Service granted us permission to change our tax year from December 31 to September 30 retroactive to September 30, 2002. The projected pre-tax income for the consolidated US federal tax return for the period October 1, 2002 through September 30, 2003 is expected to be immaterial and we do not expect to have an income tax liability for the tax period based on available net operating loss carryforwards. Currently, we record valuation allowances for our US deferred tax assets due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.

Income tax benefit increased by $402,000, or 129%, from $311,000 for the three months ended March 31, 2002 to $713,000 for the three months ended March 31, 2003 primarily attributable to the $1,365,000 decrease in operating profits of Regal.

Other income (expense)

Other income and expense consists of gains and losses on foreign currency contracts. Other income (expense) decreased by $273,000, from other income of $20,000 for the three months ended March 31, 2002 to expense of $253,000 for the three months ended March 31, 2003. The decrease is due primarily to the decrease in fair value of forward currency exchange contracts held by Regal.

Cumulative effect of a change in accounting principle

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

We adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, the remaining unamortized negative goodwill was recorded as the cumulative effect of a change in accounting principle. As a result, we recorded a benefit of approximately $3.7 million in the three months ended March 31, 2002 resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal on December 14, 2001. In compliance with the adoption of SFAS No. 142, this goodwill was tested for impairment during the second and fourth quarters of 2002 and no impairment was noted at that time.

Net earnings (loss) and other measures

Revenues at Discovery Toys, Regal, and IFS are highly seasonal. Historically, revenues recognized at Discovery Toys and Regal during the three month period ending March 31 constitute approximately 18% of annual revenues while revenues recognized at IFS constitute approximately 20%. Discovery Toys and Regal have historically recognized 40-50% of annual revenue and up to eight times their annual profit in the three month period ending December 31, while IFS recognizes as much as 60% of annual revenue and up to eight times its annual profit in the same period. Revenues for the three month period ending March 31 are influenced by the timing of Easter, which was on April 15, 2003 and March 31, 2002, as school fundraisers are often targeted to end prior to Easter.

Net earnings decreased by $5,299,000 million from net earnings of $71,000 for the three months ended March 31, 2002 to a loss of $5,228,000 for the three months ended March 31, 2003. The primary reasons for the decrease was the exclusion of the cumulative gain on change in accounting principle of $3,674,000 for the three months ended March 31, 2003 and the increase in operating loss of $2,085,000 offset by an increase in income tax benefit of $402,000. The increase in operating losses was primarily comprised of operating losses of $539,000 for IFS, which was acquired on January 14, 2003, and an increase in operating loss of $1,365,000 for Regal.

The number of shares used to calculate basic and diluted earnings per share (“EPS”) increased by 26,960,000, or 48%, from 56,100,000 for the three months ended March 31, 2002 to 83,060,000 for the three months ended March 31, 2003. This increase was due to the issuance on January 14, 2003 of 15,998,001 shares of Eos common stock to acquire IFS and the issuance of 15,900,000 shares of Eos common stock in connection with a private equity offering. Due to the increase in the number of shares used to calculate earnings per share before cumulative effect of change in accounting principle, EPS did not change for the three months ended March 31, 2002 and 2003, notwithstanding a decrease in net earnings of $5,299,000. Our loss per share before cumulative effect of change in accounting principle for the three months ended March 31, 2003 was $0.06, compared to loss per share before cumulative effect of change in accounting principle for the three months ended March 31, 2002 of $0.06.

Liquidity and capital resources

Discovery Toys, Regal, and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, we have recognized approximately 40-50% of our annual sales revenues in the fourth calendar quarter. As a result of this seasonality, our operating subsidiaries operate on a highly leveraged basis which could create insufficient working capital or potential non-compliance with existing bank covenants. At March 31, 2003, we had working capital of $19.4 million. We experienced negative cash flows from of operations of $2.1 million and net operating losses of $5.2 million for the three months ended March 31, 2003. Due to the seasonal nature of our business, we expect to generate larger negative operating cash flows during the quarters ending June 30, 2003 and September 30, 2003. Customer cash receipts are lower in the quarters and the operating subsidiaries must build their inventory levels in anticipation of fourth quarter revenues. We expect to generate positive operating cash flows during the fourth quarter of 2003. However, there can be no assurances that future income will be sufficient to fund future operations. Furthermore, there can be no assurances that the operating subsidiaries will remain in compliance with their bank covenants through the next two quarters. Our independent auditors indicated that substantial doubt exists as to our ability to continue to operate as a going concern in their report included in our 2002 Annual Report filed on Form 10-K due to uncertainty as to whether we will be able to continue to comply with certain of our borrowing covenants.

On March 17, 2003, Discovery Toys amended its line of credit arrangement. The date of expiration for the line of credit was extended from May 2003 to December 2004 and provides for larger seasonal overadvances. Discovery Toys is currently in compliance with its loan covenants.

As of April 28, 2003, Regal and Bank of Nova Scotia had agreed to new terms in relation to the credit facilities originally specified in a commitment letter dated December 5, 2001. The negotiations primarily involved establishing certain revised financial covenant ratios for 2003 and beyond. Under the revised conditions, which were effective as of March 31, 2003, Regal is currently in compliance with its loan covenants.

Under existing line of credit agreements and given borrowing base restrictions in effect on March 31, 2003, Discovery Toys had borrowed funds of $1.1 million and has available for borrowing an additional $415,000 at March 31, 2003, Regal had funds available for borrowing of $3.4 million, IFS had funds available for borrowing of $5.6 million, and Eos had no funds available for borrowing. These lines of credit require that subsidiaries maintain certain financial ratios to remain in compliance with bank covenants. There can be no assurance that the operating subsidiaries will remain in compliance with the bank covenants or that the lenders will negotiate modified covenants to avoid default. In the future, should we be in default, the lenders could call the loans due and payable.

Cash and cash equivalents and restricted cash decreased by $2.0 million, or 24%, from $8.4 million at December 31, 2002 to $6.4 million at March 31, 2003. The $2.0 million decrease resulted primarily from negative cash flows from operations of $2.1 million, payment of $4.0 million to the former bridge lenders, a net decrease in lines of credit of $2.5 million, payments on notes payable of $450,000, purchases of property and equipment of $348,000, and payments of transaction costs related to the acquisition of $138,000, offset by net cash proceeds of $7.1 million from the Company’s private equity offering completed on January 14, 2003. Negative cash flows from operations of $2.1 million are primarily attributable to the seasonal net loss of $5.2 million for the three months ended March 31, 2003 adjusted for non-cash expenses, including $870,000 of non-cash interest expense associated with the change in exercise price of the amended warrants granted to the former bridge lenders, $490,000 of stock-based compensation, depreciation and amortization expense of $619,000 and the allowance for inventory obsolescence of $448,000.

Working capital increased by $15.3 million from $4.1 million at December 31, 2002 to $19.4 million at March 31, 2003, due to a $10.3 million increase in current assets and a $5.0 decrease in current liabilities. The $10.3 million increase in current assets is primarily due to the working capital provided by the acquisition of IFS, the conversion of $2.3 million of redeemable warrants to equity, and the net proceeds of $3.1 million remaining from the Company’s private equity offering of $7.1 million in net proceeds following the $4.0 million payoff of the Company’s short-term bridge loans.

Eos had positive working capital of $918,000 at March 31, 2003, an increase of $12.3 million compared to negative working capital of $11.4 million at December 31, 2002. The increase in working capital is due to a private equity offering which raised gross proceeds of $7.5 million, net of issuance costs and estimated registration costs of $375,000, extinguishment of the bridge loans of $6.5 million and associated interest payable of $930,000 and redeemable warrants of $2.3 million, offset by a cash payment of $4.0 million to the former bridge lenders and a cash payment of $500,000 on Eos’ line of credit. The $918,000 of positive working capital at March 31, 2003 is comprised of $1,168,000 of restricted cash and approximately $500,000 of unrestricted cash, offset by accounts payable and other accrued liabilities of $793,000. The agreement with Eos’ former short-term bridge lenders specifies that of the $3.5 million cash retained from the private equity offering after repayment of Eos’ short-term bridge notes, $1.2 million must be spent of specific items as defined in the agreement with Eos’ former short-term bridge lenders. Improvements in the cash position and working capital of the Eos holding company on a standalone basis is significant because our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal and IFS. Eos has no separate source of income separate from these operating subsidiaries.

Management believes that Eos has sufficient unrestricted cash to fund its operations through June 30, 2003. Management expects to have to negotiate the use of amounts from the restricted cash accounts with the former bridge lenders to meet working capital requirements for the remainder of the year. There can be no assurance those negotiations will be successful.

Management has retained an outside investment banking group to explore restructuring our debt, including the debt to complete the reverse merger with Discovery Toys totaling $4.1 million plus accrued interest, which is due in December 2004, the remaining debt to acquire Regal totaling $16.4 million, and an IFS note payable of $1.5 million assumed in the acquisition of IFS. Payments due under long-term notes payable for the remainder of calendar year 2003 total approximately $2.6 million. We believe that we will generate sufficient cash flows from operations to service these notes payable obligations due in 2003, provided we can avoid default on our credit agreements. There can be no assurance that we will be successful in restructuring our debt.

New Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements for a discussion of new accounting pronouncements and their potential impact on us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK. We use the U.S. dollar as our functional currency, except for our Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. dollar denominated assets and liabilities held by Regal, are re-measured into the Canadian dollar functional currency using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured using average exchange rates in effect during each period. Gains or losses arising from the remeasurement of monetary assets and liabilities are reflected in our statements of operations in the period they occur. For consolidation purposes, Regal’s financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using monthly rates for revenues and expenses. Gains and losses arising from the translation of assets and liabilities are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders’ equity.

Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. suppliers by Regal, our Canadian subsidiary. Currently, approximately 70% of Regal’s inventory purchases are denominated in U.S. dollars. At March 31, 2003, current liabilities of $208,000 related to inventory purchases were denominated in U.S. dollars.

Since Regal’s functional currency is the Canadian dollar, changes in the rate of exchange between the Canadian dollar and the U.S. dollar can affect Regal’s reported results of operations in the following two ways:

1)

Gains and losses resulting from the remeasurement of payables denominated in U.S. dollars at period-end exchange rates are recorded in our results of operations

2)

A portion of Regal’s cost of goods sold is denominated in the US dollar, however Regal’s sales are denominated in the Canadian dollar. As a result, a decrease in the value of the Canadian dollar would result in a decrease in our reported gross margin from sales.

To mitigate these risks, Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its non-Canadian balance sheet. The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. However, we do not qualify for hedge accounting in accordance with SFAS 133. Accordingly, gains and losses on hedge contracts are recorded as other income based on fair value of the contracts. We have not designated any of our forward currency exchange contracts as hedges.

At March 31, 2003, Regal had forward currency exchange contracts outstanding with a notional value of $6,400,000 to buy U.S. dollars. The fair value of these contracts on March 31, 2003 of $255,000 has been recorded as a liability on the balance sheet, and the decrease in fair value of its derivative contracts has been recorded as a component of other income (expense) in the statement of operations for the three months ended March 31, 2003.

A hypothetical 10% decrease in the value of the Canadian dollar at March 31, 2003 would have had an adverse impact on our reported results of operations of approximately $20,800 related to the remeasurement of payables denominated in U.S. dollars, net of estimated mitigating effects of forward currency exchange contracts outstanding. This same hypothetical 10% decrease in the value of the Canadian dollar at March 31, 2003 would not have had a significant negative effect on our reported gross margin since the majority of our sales for the three months ended March 31, 2003 were of inventory purchased in earlier periods.

Our forward currency exchange contracts involve counterparty risk. The counterparty to these contracts is the Bank of Nova Scotia, with regard to which we believe that there is no significant default risk involved.

INTEREST RATE RISK. Our interest rate risk is discussed in Item 7A. of our 2002 Annual Report on Form 10-K, filed with the SEC on March 31, 2003. There has not been any significant change in interest rates since the filing.

Risk factors that may affect results of operation and financial condition

An investment in our common stock involves risks and uncertainties. Investors evaluating us and our business should consider the factors described below and other risks described in our Annual Report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial. Investors could lose all or part of their investment as a result of these factors.

Possible defaults under bank loan agreements of Regal, Discovery Toys and IFS

Based on first quarter 2003 operating results and due the seasonality of the business there is uncertainty our operating subsidiaries will remain in compliance with bank covenants related to their lines of credit throughout 2003. If the lenders do not waive these defaults or agree to modify the bank covenants, the operating companies may not be able to meet their working capital requirements during their seasonal operating cycles or the lenders may accelerate the maturity of the loan and demand payment. Failure to negotiate satisfactory agreements with their lenders to meet the seasonal financing requirements of Discovery Toys, Regal and IFS, or if the loan maturities accelerate it, could result in the cessation of operations or an involuntary bankruptcy of one or more of the subsidiaries. As a result of the foregoing, our independent accountants’ report on our financial statements indicates that substantial doubt exists as to our ability to continue as a going concern.

Our businesses are negatively affected by lack of consumer confidence.

Lack of consumer confidence results in lower consumer purchasing and lower numbers of hostess parties where our independent sales representatives demonstrate and sell our products. Consumer confidence is unfavorably impacted by negative economic conditions, threat of terrorism, threat of Sudden Acute Respiratory Syndrome (SARS) in Canada, war and other factors.

Many of our products are sourced from foreign markets including Asia

We can provide no assurance that situations will not arise that could interrupt our ability to source our products. Due to the outbreak of Sudden Acute Respiratory Syndrome (SARS) in Asia, the Company

has suspended buying trips to Asia. This may impact our ability to identify new products which are required in order to achieve annual sales projections.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 14, 2003, in connection with our acquisition of IFS, we issued an aggregate of 15,988,001 shares of our common stock and 1,000 shares of our Series E Junior Convertible Preferred Stock in exchange for all of the outstanding capital stock of IFS.  We granted registration rights with respect to these shares of common stock and the shares of common stock issuable upon the conversion of our Series E Junior Convertible Preferred Stock and agreed that in the event that the shares of Series E Junior Convertible Preferred Stock are not converted into shares of our common stock prior to the time that we file a registration statement registering the shares of common stock for resale, we will register the shares of Series E Junior Convertible Preferred Stock for resale on such registration statement.  These securities were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933.

Our Series E Junior Convertible Preferred Stock has the rights and privileges set forth in the Certificate of Designations of our Series E Junior Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on December 20, 2002. Each share of our Series E Junior Convertible Preferred Stock has a liquidation preference of $0.01, is entitled to no dividend preference, votes together with our common stock as a single class on all matters except where otherwise required by law, is entitled to 11,000 votes, and is automatically convertible into 11,000 shares of our common stock upon our company having a sufficient number of issued and outstanding shares of common stock to convert all shares of our outstanding shares of Series E Junior Convertible Preferred Stock into shares of our common stock, subject to adjustment for changes in our capitalization. Our Series E Junior Convertible Preferred Stock is subordinate to our Series D Preferred Stock.

On January 14, 2003, we (i) amended and restated our registration rights agreement with our short-term bridge lenders, dated as of December 14, 2001, as amended, (ii) canceled our secured $3,500,000 note payable, dated as of December 14, 2001, as amended, and our secured $3,000,000 note payable, dated as of December 14, 2001, as amended, issued by us to our former short-term bridge lenders, and (iii) amended and restated warrants to purchase our common stock, dated as of December 14, 2001, as amended, issued by us to our former short-term bridge lenders.  In connection with the foregoing agreements, our former short-term bridge lenders exchanged the notes for an aggregate of $4,000,000 in cash and 1,000 shares of our redeemable Series D Preferred Stock, and exchanged their warrants for new amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.25 per share.  These securities were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933.  No underwriters were utilized in connection with this transaction.

Our Series D Preferred Stock has no voting rights, and the consent of the holders of Series D Preferred Stock is not required for us to take any corporate action, except as required by law or as specifically provided in the Certificate of Designations of our Series D Preferred Stock. We may redeem shares of Series D Preferred Stock at our option and under certain circumstances we must redeem the shares. The terms of our Series D Preferred Stock restrict certain dividend distributions to holders of our common stock and holders of our preferred stock ranking junior to our Series D Preferred Stock and restrict our ability to redeem such shares for so long as any shares of our Series D Preferred Stock are outstanding.

On January 14, 2003, we effected a $7.5 million private equity offering in which we issued to certain investors an aggregate of 15 million shares of our common stock at a purchase price of $0.50 per share, in connection with which we granted registration rights to the investors. We issued an additional 900,000 shares of our common stock to Allen & Company LLC in connection with its service as placement agent in the offering and granted registration rights to Allen & Company with respect to these shares on the same terms as granted to the investors in the offering. These securities were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933.  No underwriters were used in connection with this offering. We received net proceeds of $7.1 million from the private equity offering and have used an aggregate of $5,456,000 of the net proceeds as follows:

Use	Amount*
Repayment of Short-Term Bridge Loans	$4,000,000
Payment of Operating Expenses	$818,000
Repayment of Line of Credit	$500,000
IFS Acquisition Costs	$138,000

TOTAL	$5,456,000

* Amounts in U.S. Dollars

The foregoing is a summary and is qualified in its entirety by reference to the agreements filed that we filed with the SEC as exhibits to the Form 8-K filed with the SEC on January 14, 2003, as amended by the Form 8-K/A filed with the SEC on March 28, 2003, and other agreements and documents relating to the foregoing that we have previously filed with the SEC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit No.		Title
3(i)	*	Restated Certificate of Incorporation
3(i)(A)	*	Certificate of Designations of Series D Preferred Stock of Eos International, Inc.
3(i)(B)	*	Certificate of Designations of Series E Junior Convertible Preferred Stock of Eos International, Inc.
3(ii)	*	Amended and Restated By-Laws

______________

*

Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.

(b)

Reports on Form 8-K.

On January 15, 2003, the Company filed with the Commission a Current Report on Form 8-K reporting an event under Item 2 - Acquisition or Disposition of Assets.

On March 3, 2003, the Company filed with the Commission a Current Report on Form 8-K under Item 8 - Change in Fiscal Year.

On March 28, 2003, the Company filed with the Commission an amendment to a current report on Form 8-K/A amending the current report on Form 8-K filed by the Company on January 15, 2003 under Item 2 - Acquisition or Disposition of Assets and providing certain financial information under Item 7(a) - Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS INTERNATIONAL, INC.
Date:	May 14, 2003	By:	/s/ JAMES M. CASCINO

James M. Cascino President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2003	By:	/s/ JACK B. HOOD

Jack B. Hood Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ JACK B. HOOD

Jack B. Hood Chief Financial Officer and Treasurer