Form 10-Q
period 2003-06-30
EOS INTERNATIONAL INC
filed 2003-08-14
CIK 791398

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

          As of August 8, 2003, 99,020,099 shares of the registrant’s common stock were outstanding.

EOS INTERNATIONAL, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,169,000	$8,358,000
Restricted cash	1,005,000	—
Accounts receivable, net	1,975,000	1,522,000
Inventory	20,999,000	16,832,000
Prepaid expenses and other current assets	4,066,000	2,780,000
Deferred tax assets	1,445,000	190,000

Total current assets	33,659,000	29,682,000
Property and equipment, net	5,638,000	3,612,000
Goodwill	8,382,000	900,000
Other indefinite-lived intangible assets	5,532,000	4,824,000
Other intangible assets	2,132,000	1,849,000
Deferred equity financing and acquisition costs	89,000	578,000
Deferred tax assets	297,000	254,000
Other non-current assets	257,000	51,000

Total assets	$55,986,000	$41,750,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,991,000	$5,567,000
Accrued liabilities	8,547,000	8,603,000
Lines of credit	1,596,000	500,000
Short-term bridge notes, net of discount	—	6,500,000
Redeemable warrants	—	2,340,000
Current maturities of notes payable	3,441,000	1,416,000
Income taxes payable	—	618,000

Total current liabilities	17,575,000	25,544,000
Notes payable, less current maturities	17,274,000	15,973,000
Redeemable warrants	1,596,000	1,369,000
Redeemable Series D Preferred Stock, $0.01 par value, 1,000 and 0 shares issued and outstanding at June 30, 2003 and December 31, 2002. Aggregate liquidation preference of $3,620,000 and $0 at June 30, 2003 and December 31, 2002	3,620,000	—
Minority interest	4,610,000	4,408,000
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized and 99,020,099 shares issued at June 30, 2003 and 100,000,000 shares authorized and 78,540,494 issued at December 31, 2002 (of which 0 and 22,408,396 shares were held in treasury)	990,000	561,000
Paid in capital	20,595,000	—
Distributions in excess of capital	—	(4,357,000)
Accumulated deficit	(10,984,000)	(1,701,000)
Cumulative translation adjustment	710,000	(47,000)

Total stockholders’ equity (deficit)	11,311,000	(5,544,000)

Total liabilities and stockholders’ equity (deficit)	$55,986,000	$41,750,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Revenues	$24,813,000	$16,779,000	$48,639,000	$33,502,000
Cost of revenues	12,917,000	9,214,000	25,373,000	18,789,000

Gross profit	11,896,000	7,565,000	23,266,000	14,713,000

Operating expenses:
Sales and marketing	6,741,000	3,090,000	13,494,000	6,115,000
Warehousing and operations	3,601,000	2,891,000	7,060,000	5,767,000
General and administrative	5,377,000	4,120,000	11,027,000	7,774,000

Total operating expenses	15,719,000	10,101,000	31,581,000	19,656,000

Operating loss	(3,823,000)	(2,536,000)	(8,315,000)	(4,943,000)

Other income (expense):
Interest income	16,000	10,000	54,000	39,000
Interest expense	(677,000)	(2,225,000)	(2,223,000)	(3,921,000)
Other income (expense), net	(229,000)	49,000	(482,000)	69,000

Total other expense	(890,000)	(2,166,000)	(2,651,000)	(3,813,000)

Loss before income tax benefit	(4,713,000)	(4,702,000)	(10,966,000)	(8,756,000)
Income tax benefit	(483,000)	(536,000)	(1,196,000)	(847,000)

Loss before minority interest and cumulative effect of change in accounting principle	(4,230,000)	(4,166,000)	(9,770,000)	(7,909,000)
Minority interest	175,000	189,000	487,000	329,000

Loss before cumulative effect of change in accounting principle	(4,055,000)	(3,977,000)	(9,283,000)	(7,580,000)
Cumulative effect of change in accounting principle	—	—	—	3,674,000

Net loss	(4,055,000)	(3,977,000)	(9,283,000)	(3,906,000)
Preferred dividends	111,000	—	190,000	—

Net loss applicable to common stockholders	$(4,166,000)	$(3,977,000)	$(9,473,000)	$(3,906,000)

Translation gain	380,000	268,000	757,000	280,000

Comprehensive loss	$(3,675,000)	$(3,709,000)	$(8,526,000)	$(3,626,000)

Basic and diluted loss per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.04)	$(0.07)	$(0.11)	$(0.14)
Cumulative effect of change in accounting principle per common share	—	—	—	0.07

Basic and diluted loss per common share applicable to common stockholders	$(0.04)	$(0.07)	$(0.11)	$(0.07)

Shares used to compute basic and diluted loss per share	92,855,000	56,132,000	87,985,000	56,132,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Series E Junior Convertible Preferred Stock			Retained Earnings/ (Accumulated deficit)
	Common Stock				Paid-in Capital/ (Distributions in Excess of Capital)		Cumulative Translation Adjustment

	Number	Amount	Number	Amount				Total

Balance, December 31, 2001	56,132,098	$561,000	—	$—	$(7,395,000)	$1,202,000	$(114,000)	$(5,746,000)
Conversion of deferred compensation to paid in capital	—	—	—	—	3,000,000	—	—	3,000,000
Other	—	—	—	—	38,000	—	—	38,000
Comprehensive earnings (loss)
Net loss	—	—	—	—	—	(2,903,000)	—	(2,903,000)
Translation gain	—	—	—	—	—	—	67,000	67,000

Total comprehensive loss	—	—	—	—	—	(2,903,000)	67,000	(2,836,000)

Balance, December 31, 2002	56,132,098	561,000	—	—	(4,357,000)	(1,701,000)	(47,000)	(5,544,000)
Fair value of common stock issued for acquisition of IFS, less issuance costs of $57,000, of which 15,988,001 shares issued from treasury stock	15,988,001	160,000	—	—	8,576,000	—	—	8,736,000
Fair value of preferred stock issued for acquisition of IFS, less issuance costs of $40,000	—	—	1,000	6,010,000	—	—	—	6,010,000
Conversion of preferred stock to common stock	11,000,000	110,000	(1,000)	(6,010,000)	5,900,000	—	—	—
Issuance of common stock in connection with private equity offering less issuance costs of $375,000 of which 6,420,395 shares issued from treasury stock	15,900,000	159,000	—	—	6,966,000	—	—	7,125,000
Incremental fair value of modified warrants issued to former bridge lenders	—	—	—	—	870,000	—	—	870,000
Stock option compensation for employees	—	—	—	—	490,000	—	—	490,000
Conversion of redeemable warrants to additional paid in capital	—	—	—	—	2,340,000	—	—	2,340,000
Preferred dividends on Series D Redeemable stock	—	—	—	—	(190,000)	—	—	(190,000)
Comprehensive earnings (loss)
Net loss	—	—	—	—	—	(9,283,000)	—	(9,283,000)
Translation gain	—	—	—	—	—	—	757,000	757,000

Total comprehensive loss	—	—	—	—	—	(9,283,000)	757,000	(8,526,000)

Balance, June 30, 2003	99,020,099	$990,000	—	$—	$20,595,000	$(10,984,000)	$710,000	$11,311,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Cash flows from operating activities:
Net loss	$(9,283,000)	$(3,906,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,297,000	1,401,000
Provision for doubtful accounts	119,000	89,000
Provision for obsolescence	284,000	—
Stock based compensation	490,000	—
Amortization of discount on notes payable	331,000	1,418,000
Increase in put price of warrants held by bridge lenders	—	1,170,000
Stock based compensation related to repricing of warrants	870,000	—
Cumulative effect of change in accounting principle	—	(3,674,000)
Loss attributable to minority interest	(487,000)	(329,000)
Other	73,000	(8,000)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	195,000
Accounts receivable	12,596,000	526,000
Inventory	1,386,000	(3,417,000)
Prepaid expenses and other current assets	796,000	(184,000)
Accounts payable and accrued liabilities	(11,652,000)	(3,880,000)
Accrued interest payable included in notes payable	116,000	—

Net cash used in operating activities	(2,869,000)	(10,794,000)

Cash flows from investing activities:
Purchases of property and equipment	(742,000)	(87,000)
Proceeds from sales of property and equipment	34,000	—
Payments for acquisition costs	(227,000)	—
Acquisition of business, net of cash acquired	38,000	—

Net cash used in investing activities	(897,000)	(87,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	7,125,000	—
Restricted proceeds from issuance of common stock	(1,200,000)	—
Payment of short-term bridge notes	(4,000,000)	—
Payments on note payables	(1,013,000)	(319,000)
Increase (decreases) on lines of credit, net	(1,936,000)	1,307,000

Net cash provided by (used in) financing activities	(1,024,000)	988,000

Effects of exchange rate changes on cash and cash equivalents	601,000	144,000

Net decrease in cash and cash equivalents	(4,189,000)	(9,749,000)
Cash and cash equivalents at beginning of period	8,358,000	10,782,000

Cash and cash equivalents at end of period	$4,169,000	$1,033,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Other cash flow information:
Interest paid during the period	$782,000	$648,000
Income taxes paid during the period	$19,000	$2,000
Non cash investing and financing activities:
Fair value of common stock issued in connection with acquisition, net of estimated registration costs	$8,736,000	$—
Fair value of Series E Junior Convertible Preferred Stock issued in connection with acquisition, net of estimated registration costs, and converted to common stock as of May 21, 2003	$6,010,000	$—
Issuance of Series D Preferred Stock to former bridge lenders as payment for principal and accrued interest payable	$3,430,000	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

          The accompanying consolidated financial statements of Eos International, Inc., a Delaware corporation, which include the accounts of Discovery Toys, Inc. (“Discovery Toys”), a California corporation, for all periods, Regal Greetings & Gifts Corporation (“Regal”), a Canadian corporation, for all periods, and I.F.S. of New Jersey, Inc. (“IFS”), a New Jersey corporation, for the period from January 15, 2003 through June 30, 2003, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

All references to “Eos” refer to Eos International, Inc. and all references to the “Company” include Eos and its subsidiaries, Discovery Toys, Regal, and IFS.

          In the opinion of management, the Company’s unaudited consolidated financial statements reflect all the adjustments considered necessary for a fair presentation of the Company’s financial position.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the transition period ending September 30, 2003.  These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the SEC on March 31, 2003, as amended.  Information with respect to the interim periods ended June 30, 2003 and June 30, 2002 is unaudited.

          On January 14, 2003, Eos acquired IFS which conducts business as Institutional Financing Services, a privately held consumer products fund-raising company.  IFS is now a wholly-owned subsidiary of Eos. The financial results of IFS are not included in the consolidated financial statements for the six months ended June 30, 2002.

          In March 2003, the Company changed from a calendar year for financial reporting purposes to the 12-month period commencing on October 1 and ending on September 30.  The Company will file a transition report on Form 10-K for the period beginning January 1, 2003 and ending on September 30, 2003.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

          The Company accounts for employee stock options using the intrinsic value method.  The Company has no current plans to change its accounting.  If the fair value method of accounting had been applied, its results would have been:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Pro forma impact of fair value method:
Reported net loss	$(4,055,000)	$(3,977,000)	$(9,283,000)	$(3,906,000)
Plus: intrinsic value impact of employee stock compensation	—	—	490,000	—
Less: fair value impact of employee stock compensation	(1,108,000)	(90,000)	(2,222,000)	(164,000)

Pro forma net loss	$(5,163,000)	$(4,067,000)	$(11,015,000)	$(4,070,000)

Basic and diluted loss per share as reported	$(0.04)	$(0.07)	$(0.11)	$(0.07)
Pro forma basic and diluted loss per share	$(0.06)	$(0.07)	$(0.13)	$(0.07)

Recent accounting pronouncements

          In November 2002, Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) was issued.  EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement.  Revenue recognition would be determined separately for each unit of accounting within the arrangement.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact the adoption of EITF 00-21 will have on its financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of SFAS No. 150 will have on its financial statements.

NOTE 2. LIQUIDITY

          Discovery Toys, Regal, and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, the Company has recognized approximately 40-50% of its annual sales revenues in the fourth calendar quarter.  The operating subsidiaries have revolving lines of credit established with lenders to provide seasonal financing for their operations and these subsidiaries operate on a highly leveraged basis during the third and fourth calendar quarters.  These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with borrowing covenants.  Should these subsidiaries not remain in compliance with their borrowing covenants, these subsidiaries would negotiate for modified borrowing covenants with their lenders to avoid default.  Should the lenders not agree to modified borrowing covenants, the Company would be in default and the lenders could call the loans due and payable which might result in insufficient working capital for operations and the inability to meet payment of debt obligations.

          The Company’s 2002 Annual Report on Form 10-K filed with the SEC on March 31, 2003, as amended, indicated that uncertainty exists as to whether the Company will be able to continue to comply with its borrowing covenants during 2003, which raises substantial doubt about the Company’s ability to continue as a going concern. At March 31, 2003, Discovery Toys and IFS were in compliance with their borrowing covenants in effect at that date.  Under revised covenants which were agreed upon April 28, 2003 and effective March 31, 2003, Regal was in compliance with its borrowing covenants.  At June 30, 2003, Discovery Toys, Regal and IFS were in compliance with their borrowing covenants. There can be no assurance these operating subsidiaries will remain in compliance with their respective borrowing covenants throughout the remainder of 2003.

          In April 2003, the Company retained an outside investment banking group to restructure the Company’s lines of credit, long-term debt and Redeemable Series D Preferred Stock. The objectives are to eliminate restrictions to upstream cash from the operating subsidiaries to Eos, to provide additional working capital to Eos, to reduce total Company short-term borrowing requirements by allowing intercompany cash transfers, to extend the maturities of the Company’s long-term debt and to replace the Company’s Redeemable Series D Preferred Stock . The Company cannot give any assurances that it will accomplish this restructure.

          At June 30, 2003, the Company had cash and cash equivalents of $4.2 million and restricted cash of $1.0 million.  The Company experienced negative cash flows from of operations of $2.9 million and net operating losses of $9.3 million for the six months ended June 30, 2003.  Due to the seasonal nature of the Company’s business, the Company expects to generate larger negative operating cash flows during the quarter ending September 30, 2003.

          Under existing line of credit agreements and given borrowing base restrictions in effect on June 30, 2003, the Company had borrowed funds under its subsidiaries’ lines of credit of $1.6 million and had additional funds available to borrow as follows: Discovery Toys had borrowed funds of $1.6 million and had additional funds available for borrowing of $720,000,  Regal had funds available for borrowing of $3.5 million, IFS had funds available for borrowing of $950,000, and Eos had no funds available for borrowing.  Due to the seasonal nature of its operating subsidiaries, the Company expects to increase its borrowings under its subsidiaries’ lines of credit during the quarter ending September 30, 2003.

          At June 30, 2003, the Company owed principal and deferred interest payable on long-term debt of $23.0 million, as follows: the remaining debt of $4.1 million plus accrued interest incurred by Eos in connection with its acquisition of Discovery Toys in July 2001, which matures in December 2004, the remaining debt of $17.5 million incurred by Eos in connection with its acquisition of Regal in December 2001, and an IFS note payable in the principal amount of $1.4 million assumed by Eos in connection with its acquisition of IFS in January 2003.  Payments becoming due under long-term notes payable from July through December 2003 total approximately $2.1 million. At June 30, 2003, the aggregate liquidation preference of the Company’s Redeemable Series D Preferred Stock was $3.6 million.

          As of June 30, 2003, Eos on a standalone basis has limited unrestricted cash available for ongoing operations.  Eos has no separate source of cash other than payments received from its operating subsidiaries and its operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS.  Eos does not have any funds available to borrow under a line of credit.

          At June 30, 2003, Eos had unrestricted cash and cash equivalents of $225,000, restricted cash of $1.0 million, accounts payable of $297,000, consisting primarily of invoices that must be paid from unrestricted cash, and other accrued liabilities of $442,000, consisting primarily of related party balances.  An agreement with Eos’ former short-term bridge lenders dated January 14, 2003 specifies that of the $3.5 million cash retained from Eos’ private equity offering of $7.5 million after repayment of Eos’ short-term bridge notes of $4.0 million, $1.2 million may only be utilized for specific purposes set forth in the agreement or for such other purposes as are requested by Eos’ Board of Directors and approved by Eos’ former short-term bridge lenders.  Management believes that Eos has sufficient unrestricted cash to fund its operations through September 30, 2003.  Management is negotiating with Eos’ former bridge lenders the use of amounts from restricted cash to meet working capital requirements for the last two calendar quarters of 2003. The Company cannot give any assurances that its former bridge lenders will approve its request.

NOTE 3. BALANCE SHEET COMPONENTS:

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

Accounts receivable, net:
Accounts receivable	$2,473,000	$1,630,000
Less allowance for doubtful accounts	(498,000)	(108,000)

Net accounts receivable	$1,975,000	$1,522,000

Inventory:
Finished goods	$21,781,000	$17,232,000
Work in process	187,000	56,000
Raw material and supplies	1,199,000	679,000
Less allowance for obsolescence	(2,168,000)	(1,135,000)

Net inventory	$20,999,000	$16,832,000

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

Prepaid expenses and other current assets:
Prepaid catalogue costs	$1,210,000	$1,514,000
Other prepaid expense and current assets	2,856,000	1,266,000

Total prepaid expenses and other current assets	$4,066,000	$2,780,000

Property and equipment, net:
Furniture, fixtures & office equipment	$836,000	$671,000
Machinery and equipment	2,137,000	1,501,000
Computer equipment and software	5,803,000	3,974,000
Leasehold improvements	1,395,000	1,058,000

Total property and equipment	10,171,000	7,204,000
Less accumulated depreciation	4,533,000	3,592,000

Net property and equipment	$5,638,000	$3,612,000

Accrued liabilities:
Accrued compensation - sales consultants	$1,874,000	$2,135,000
Accrued compensation and related expenses	1,663,000	884,000
Sales and use taxes payable	728,000	1,432,000
Inventory in transit	503,000	614,000
Interest payable	51,000	925,000
Payables to related parties	327,000	729,000
Other	3,401,000	1,884,000

Total accrued liabilities	$8,547,000	$8,603,000

Minority interest:
15% interest in Regal	$3,782,000	$3,692,000
Fair value of put rights held by minority stockholder	828,000	716,000

Minority interest	$4,610,000	$4,408,000

NOTE 4.	BORROWING ARRANGEMENTS

          On January 14, 2003, Eos exchanged its existing short-term bridge notes payable issued in connection with the acquisition of Regal totaling $6.5 million plus accrued interest payable of $930,000 for an aggregate of $4.0 million in cash and 1,000 shares of redeemable Eos Series D Preferred Stock. The Series D Preferred Stock requires Eos to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed.  Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to stockholders’ equity.  Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share.  In connection with this exchange, the bridge lenders’ existing put rights totaling $2,340,000 were eliminated.  The carrying value assigned to the put rights of $2,340,000 was reclassified to additional paid in capital as a result of this transaction.  The incremental fair value of the warrant modification, which amounted to $870,000, was recorded as additional interest expense in the three months ended March 31, 2003.

          In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000.  The line of credit bore interest at prime rate.  The line of credit expired on the earlier of (i) August 19, 2003 or (ii) on demand.  At December 31, 2002, Eos had drawn funds against the line of credit of $500,000.  In January 2003, the bank made a demand for payment and Eos repaid its line of credit on January 29, 2003 with proceeds from Eos’ private equity offering that was effected on January 14, 2003.  The line of credit expired on January 29, 2003.

          IFS has a line of credit with PNC Bank, National Association that provides for borrowings up to $12,000,000 with interest payable at a variable rate of interest that is generally related to the bank’s borrowing rate plus 1%.  Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement.  The line of credit expires in December 2003 and requires that certain financial covenants be maintained.  Borrowings under the line of credit are secured by accounts receivable, inventories, and property and equipment.  There were no borrowings outstanding on this line of credit at June 30, 2003 and IFS had $950,000 additional borrowings available under this line of credit after considering its borrowing base restrictions.  This borrowing arrangement also includes a $3,000,000 letter of credit facility. At June 30, 2003, no letters of credit were outstanding.

          IFS has a note payable to PNC Bank, National Association secured by all the assets of IFS.  The note is payable in monthly installments of $55,000 plus interest payable at a variable rate (5.0% at June 30, 2003).  The final payment on the remaining balance of the note is due in December 2003.  The carrying value of the note at June 30, 2003 is $1,376,000.

NOTE 5. ACQUISITION

I.F.S. of New Jersey, Inc.

          On January 14, 2003, Eos acquired IFS, a privately held consumer products fund-raising company.  Under the terms of the merger agreement with IFS, 15,988,001 unregistered shares of Eos common stock were issued from treasury stock and 1,000 unregistered shares of Series E Junior Convertible Preferred Stock were issued in exchange for all of the outstanding shares of IFS common stock.  As discussed below, each share of Series E Junior Convertible Preferred Stock was convertible into 11,000 shares of Eos common stock upon confirmation of the effectiveness of the amendment to Eos’ Certificate of Incorporation effecting the increase in authorized shares of Eos common stock sufficient for such conversion.  Eos was required to seek stockholder approval for such increase. The stockholders approved the increase at Eos’ 2003 Annual Meeting of Stockholders held on May 15, 2003. Effective May 21, 2003, the 1,000 unregistered shares of Series E Junior Convertible Preferred Stock were converted into 11,000,000 unregistered shares of Eos common stock.

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

          Shares of Series E Junior Convertible Preferred Stock, $0.01 par value, were automatically convertible into shares of Eos common stock upon Eos having a sufficient number of authorized and unissued shares of common stock sufficient to convert all shares of the Series E Junior Convertible Preferred Stock into shares of Eos common stock at a ratio of 11,000 shares of common stock for each share of Series E Junior Convertible Preferred Stock.  Prior to conversion, holders of Series E Junior Convertible Preferred Stock had the same voting rights and vote together with holders of Eos common stock, and were entitled to 11,000 votes for each share of Series E Junior Convertible Preferred Stock owned of record.  Neither Eos nor holders of the Series E Junior Convertible Preferred Stock had a right of redemption with respect to such stock.

          The IFS acquisition was accomplished to continue Eos’ strategy of acquiring direct selling companies and to complete Eos’ private equity offering and short-term bridge note refinancing transactions which were each contingent upon the completion of the acquisition.  Goodwill was created because of the market value being placed on IFS’ earnings and cash flow opportunity as opposed to the net value of the assets acquired.

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

          The following summarized unaudited pro forma combined results of operations of the Eos, Discovery Toys, Regal and IFS for the six months ended June 30, 2003 and 2002 are presented as if the acquisition of IFS had occurred on the first day of the periods presented and includes adjustments (increase in amortization of intangible assets) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma combined results of operations of Eos, Discovery Toys, Regal and IFS for the six months ended June 30, 2002 include adjustments resulting from (i) Eos’ $7.5 million private equity offering of 15,000,000 shares of Eos common stock at $0.50 per share, less cash issuance costs of $375,000, and issuance of 900,000 shares of common stock as a placement fee, (ii) the repayment of Eos’ short-term bridge notes, including $930,000 of interest payable, with $4.0 million in cash and the issuance of 1,000 shares of redeemable Series D Preferred as if these transactions had occurred on the first day of the periods presented and includes adjustments (interest expense and preferred dividends) directly attributable to these transactions. Each of the acquisition of IFS by Eos, Eos’ private equity offering, and the short-term bridge note re-financing transaction were contingent upon the occurrence of each of the other two transactions. The unaudited pro forma financial information has been prepared based on preliminary estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts.  Specifically, additional information is expected to be obtained for accrued expenses related to Eos’ acquisition of IFS.

          The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the IFS, private equity offering and short-term bridge note financing transactions been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions.  Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

Unaudited Pro Forma Information:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Revenue	$22,702,000	$48,755,000	$50,108,000
Loss before cumulative effect of change in accounting principle	(3,740,000)	(9,311,000)	(6,168,000)
Net loss	(3,740,000)	(9,311,000)	(2,494,000)
Net loss applicable to common stockholders	(3,851,000)	(9,533,000)	(2,716,000)
Basic and diluted loss per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.04)	$(0.10)	$(0.06)
Basic and diluted loss per common share applicable to common stockholders	$(0.04)	$(0.10)	$(0.03)

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

Changes in the net carrying account of goodwill and tradename for the six months ended June 30, 2003 are as follows:

	Tradename	Goodwill

Balance at December 31, 2002	$4,824,000	$900,000
Acquisition of IFS on January 14, 2003	—	7,350,000
Change in purchase price allocation	—	(107,000)
Foreign currency translation	708,000	239,000

Balance at June 30, 2003	$5,532,000	$8,382,000

          Other intangible assets includes the acquired customer list purchased in connection with the acquisition of Regal and the acquired franchisee relationships in connection with the acquisition of IFS and are amortized over an estimated useful life of five years. As of June 30, 2003 and December 31, 2002, other intangible assets, net consisted of the following:

	June 30, 2003	December 31, 2002

Other intangible assets, net:
Customer list	$3,391,000	$3,131,000
Franchisee relationships	548,000	—
Less accumulated amortization	(1,807,000)	(1,282,000)

Net customer list	$2,132,000	$1,849,000

The estimated future amortization expense is as follows:

2003	$726,000
2004	643,000
2005	403,000
2006	247,000
2007	110,000
Thereafter	3,000

$2,132,000

          Amortization expense related to other intangible assets was $278,000 and $329,000 for the three months ended June 30, 2003, respectively, and $534,000 and $645,000 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 7. EQUITY TRANSACTIONS

          On May 15, 2003, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares from 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

          On January 14, 2003, under the terms of Eos’ merger agreement with IFS, 15,988,001 unregistered shares of Eos common stock were issued from treasury and 1,000 shares of Series E Junior Convertible Preferred Stock were issued in exchange for all of the outstanding shares of IFS capital stock.  Each share of Series E Junior Convertible Preferred Stock was convertible into 11,000 shares of Eos common stock upon confirmation of the effectiveness of the amendment to Eos’ Certification of Incorporation effecting the increase in authorized shares of Eos common stock sufficient for such conversion.  Effective May 21, 2003, each share of Series E Junior Convertible Preferred Stock was automatically converted into 11,000 shares of Eos common stock.  Eos granted registration rights to the former IFS shareholders. Estimated registration costs totaling $57,000 and $40,000 have been deducted from the fair value of the common stock and Series E Preferred Stock issued in the merger, respectively.

          On January 14, 2003, Eos effected a $7.5 million private equity offering of 15,000,000 unregistered shares of Eos common stock, of which 6,420,395 shares were issued from treasury, at a purchase price of $0.50 per share net of transaction costs of $317,000 and estimated registration costs of $58,000. The agreement with Eos’ former short-term bridge lenders relating to the issuance of 1,000 shares of Series D Preferred Stock specifies that $3.5 million must be retained for general corporate purposes, of which $1.2 million may only be used for the compensation of Eos’ chief executive officer, chief financial officer, or accounting staff or consultants; specified recruiting fees; costs related to acquisitions of businesses; costs related to the refinancing of debt; costs related to investment banking services; payments to avoid default on any debt; and any expenditures to which Eos and its former short-term bridge lenders mutually agree.  Should these funds not be expended for such purposes by July 4, 2004, such funds would be restricted for redemption of Eos Series D Preferred Stock. Eos issued 900,000 shares of Eos common stock to Allen & Company as a placement fee in connection with the private equity offering.

          On January 14, 2003, Eos exchanged its existing short-term bridge notes payable issued in connection with the acquisition of Regal in the aggregate principal amount of $6.5 million plus accrued interest payable of $930,000 for an aggregate of $4.0 million in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which require Eos to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed.  Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to stockholders’ equity. In connection with the issuance of redeemable stock, Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share.  In connection with this exchange, the bridge lenders’ existing put rights totaling $2,340,000 were eliminated.

As a result of the above transactions, Eos’ outstanding common stock increased from 56,132,098 shares as of December 31, 2002 to 88,020,099 shares on January 14,

2003 and to 99,020,099 on May 21, 2003 and June 30, 2003.  Eos’ outstanding Series E Junior Convertible Preferred Stock increased from no outstanding shares as of December 31, 2002 to 1,000 shares on January 14, 2003 and to no outstanding shares on May 21, 2003 and June 30, 2003.  Eos’ outstanding Series D Redeemable Preferred Stock increased from no outstanding shares as of December 31, 2002 to 1,000 shares on January 14, 2003 and June 30, 2003. The reduction in the exercise price of the warrants issued to the former bridge lenders resulted in $870,000 additional paid in capital. The carrying value assigned to the put rights of $2,340,000 was reclassified to additional paid in capital as a result of the short-term bridge notes transaction.

          Eos granted registration rights to the recipients of Eos securities in connection with the acquisition of IFS, to the investors in connection with the private equity offering, to Eos’ former short-term bridge lenders, and to the placement agent in the private equity offering.

OPTIONS

          On May 15, 2003, the Company’s stockholders approved the adoption of the 2003 Stock Award and Incentive Plan. A total of 10,000,000 shares of common stock were reserved for issuance under the 2003 Stock Award and Incentive Plan. The stockholders also approved the grant to Peter A. Lund of an option to purchase 5,750,000 shares of Company common stock as compensation for his service as Chairman of the Board of Directors of the Company.

          In October 2002, Eos entered into an amended employment agreement with Peter A. Lund, Chairman of the Board, revising Mr. Lund’s annual salary and reducing the risk of failure to pay his salary which could constitute a constructive termination and would require payment to Mr. Lund of deferred compensation of $3.0 million.  The amended employment agreement eliminated Mr. Lund’s $3.0 million deferred compensation bonus.  The revised agreement also provided for an award of non-qualified stock options to purchase shares of Eos common stock, subject to stockholder approval, with a 10 year term and an exercise price and grant date to be determined, contingent upon Eos securing a minimum level of additional financing.  On January 23, 2003, Eos granted Mr. Lund options to purchase an aggregate of 5,750,000 shares of common stock, subject to stockholder approval at the 2003 Annual Meeting of Stockholders, at $0.50 per share.  The option grant was approved on May 15, 2003 and the options were vested upon grant.  At the May 15, 2003 measurement date, this grant of options had no intrinsic value.

          On January 23, 2003, Eos granted options to purchase an aggregate of 250,000 shares of common stock at $0.50 per share to an employee subject to certain contingencies that were met on May 15, 2003.  The options have a ten-year term and were vested upon grant. At the May 15, 2003 measurement date, this grant of options had no intrinsic value.

          To complete the financing transactions effected on January 14, 2003, Eos was required to resolve commitments to certain members of Regal management to provide an equity compensation program agreed to at the time of the Regal acquisition in December 2001.  On December 31, 2001, the Compensation Committee approved, subject to the consent of the Board of Directors, which was not received until 2003, the issuance of options covering an aggregate of 3,600,000 shares of Eos common stock to Regal management, of which 2,600,000 shares were to be granted after the closing of the private equity offering and the remaining 1,000,000 options are reserved for future issuance with respect to 2003 based upon criteria to be established by the Compensation

Committee and management of Regal.  On January 23, 2003, Eos issued options to purchase 1,600,000 and 1,000,000 shares of Eos common stock at $0.50 per share and $0.01 per share, respectively.  The options granted have a ten-year and a five-year term, respectively, and vested upon grant.  The options issued with an exercise price of $0.01 per share resulted in $490,000 of stock-based compensation for the Regal segment in the six months ended June 30, 2003.

Activity is summarized as follows:

	Number of Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance, December 31, 2001	4,438,247	3,990,253	$6.26
Cancellations	82,500	(82,500)	$13.95

Balance, December 31, 2002	4,520,747	3,907,753	$6.10
Authorized	15,750,000		—
Granted	(8,600,000)	8,600,000	$0.44

Balance, June 30, 2003	11,670,747	12,507,753	$2.21

At June 30, 2003, 1,000,000 shares of common stock available to grant were reserved for future issuance to Regal management with respect to 2003.

WARRANTS

          Warrants to purchase 400,000 shares of Eos common stock at $7.00 per share, expiring in April 2005, and warrants to purchase 200,000 shares of Eos common stock at $0.75 per share, expiring in December 2003, were assumed by Eos in connection with the reverse merger between Eos and Discovery Toys.  Warrants to purchase 2,600,000 of Eos common stock at $2.95 per share were issued to Eos’ short-term bridge lenders in December 2001 in connection with the acquisition of Regal.  As discussed in Note 2 and Note 4 to the Consolidated Financial Statements, these warrants were amended on January 14, 2003 upon the repayment by Eos of its short-term bridge notes. The warrants, as amended and restated in January 2003, expire in December 2007.

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price

Warrants assumed at July 18, 2001	600,000	$4.92
Warrants granted to short-term bridge lenders	2,600,000	$2.95

December 31, 2001	3,200,000	$3.32

December 31, 2002	3,200,000	$3.32
Original warrants granted to former bridge lenders	(2,600,000)	$2.95
Amended warrants issued to former bridge lenders	3,000,000	$0.25

June 30, 2003	3,600,000	$1.03

NOTE 8. RELATED PARTY TRANSACTIONS

          On January 14, 2003, Eos, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated as of December 10, 2002, as amended, acquired IFS, a privately held consumer products fund-raising company.  Under the terms of the Merger Agreement, 15,988,001 unregistered shares of Eos common stock and 1,000 shares of

Eos Series E Junior Convertible Preferred Stock were issued in exchange for all of the outstanding IFS capital stock.

          Eos and IFS shared, and continue to share, certain common officers, directors and stockholders.  James M. Cascino, President, Chief Executive Officer, and Director of Eos, also serves as President and Chief Executive Officer of IFS.  Jack B. Hood, Chief Financial Officer and Treasurer of Eos, also serves as Chief Financial Officer of IFS.  In connection with the acquisition of IFS, in exchange for their shares of IFS, Mr. Cascino received 1,779,859 shares of Eos common stock and Mr. Hood received 1,352,099 shares of Eos common stock.  Anthony R. Calandra, Julius Koppelman, and William S. Walsh each serve on the board of directors of both Eos and IFS.   Messrs. Cascino, Hood, and Walsh, together with members of McGuggan, L.L.C., a New Jersey limited liability company, collectively owned or controlled approximately (i) 35% of Eos common stock prior to the acquisition of IFS and the private equity offering , (ii) 87% of IFS common stock prior to the effective time of the acquisition of IFS, and (iii) 42% of Eos common stock after the acquisition of IFS, assuming conversion of the Series E Preferred Stock into shares of Eos’ common stock.  James J. Liati and Frank M. Adubato, each of whom is a significant stockholder of Eos, and Mr. Calandra are each principals and/or officers of, and beneficially own 75% of, McGuggan, L.L.C. and each have been, and continue to be, directors of IFS.  The consideration paid by Eos for the acquisition of IFS was determined through arms’-length negotiation by only the independent board members of Eos and the majority stockholders of IFS.

          In January 2003, IFS amended its employment agreement with James M. Cascino, President and Chief Executive Officer of IFS, who also serves as President, Chief Executive Officer, and Director of Eos, and entered into an employment agreement with Jack B. Hood, Chief Financial Officer of IFS, who also serves as Chief Financial Officer and Treasurer of Eos.

The Company has management consulting services agreements with IFS, as well as with a board member and a separate company which has common ownership with Eos or its subsidiaries, as described below:

          Discovery Toys pays annual management fees of $192,000 to IFS. Discovery Toys and IFS have certain common management, certain common directors and certain common stockholders. Discovery Toys had unpaid fees under this agreement of $192,000 and $96,000 at June 30, 2003 and at December 31, 2002, respectively. Pursuant to the terms of this agreement, Discovery Toys incurred management fee expense of $48,000 for each of the three months ended June 30, 2003 and 2002 and $96,000 for each of the six months ended June 30, 2003 and 2002.  This agreement may be extended or terminated at will. On January 14, 2003, Eos acquired IFS.  The intercompany management fees for the three and six months ended June 30, 2003 and the intercompany balances at June 30, 2003 were eliminated in consolidation.  Discovery Toys had unpaid fees under this agreement of $96,000 at December 31, 2002.

          Discovery Toys also receives management services from William S. Walsh, a member of Eos’ Board of Directors, who is also a stockholder, and McGuggan LLC, a stockholder of Eos.  Certain members of McGuggan LLC are directors and significant stockholders of Eos.  Discovery Toys pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, to William S. Walsh, and annual fees equal to the greater of $225,000 or a percentage of revenues, as defined in the agreement, to McGuggan LLC for these services. Discovery Toys had unpaid fees under this agreement of $150,000 at June 30, 2003 and December 31, 2002. Pursuant to the terms of these agreements, Discovery Toys incurred management fee expenses of $75,000 for each of the three months ended June 30, 2003 and 2002 and $150,000 for each of the six months ended June 30, 2003 and 2002. This agreement may be extended or terminated at will.

          In December 2001, the Board of Directors of Eos approved payment of investment banking fees to McGuggan, LLC in conjunction with the acquisition of Regal. This fee amounted to $160,000 and reimbursement of certain acquisition related costs incurred by McGuggan on behalf of Eos. Eos had unpaid fees under this agreement of $0 and $160,000 at June 30, 2003 and December 31, 2002, respectively.

          Eos entered into an agreement for management consulting services for Regal with McGuggan LLC in December 2001. The agreement assigns responsibility for performance of the services to William S. Walsh and Anthony Calandra who are directors and stockholders of Eos. The agreement calls for payment of $500,000 CDN annually for such services (approximately $300,000 U.S.). The Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services to be rendered in 2002 and approval for payment of these fees for 2003 is pending board approval. Pursuant to the terms of these agreements, Eos incurred management fee expenses of $92,000 and $102,000 for each of the three months ended June 30, 2003 and 2002 and $177,000 and $164,000 for each of the six months ended June 30, 2003 and 2002.  Eos owed fees to McGuggan under the terms of this agreement of $177,000 and $323,000 at June 30, 2003 and December 31, 2002, respectively.

          IFS has an agreement to receive management consulting services from an affiliated entity, I.F.S. Management, LLC (‘IFSM”).  IFSM is beneficially owned 33.33% by William S. Walsh, a director of Eos, 9.52% by Julius Koppelman, a director of Eos, and 57.15% by McGuggan, LLC, a stockholder of Eos in which Mr. Calandra owns a 25% interest.  Mr. Calandra, a director of Eos, is a member of McGuggan LLC and Mr. Liati, Secretary of Eos, is also a member of McGuggan LLC.  Pursuant to the terms of this agreement, IFS shall pay IFSM fees equal to 0.6% of gross revenues for each fiscal year.  This agreement expires December 31, 2010 and may be extended or terminated at any time by mutual consent of the parties.  For the three and six months ended June 30, 2003, IFS incurred management expenses of $34,000 and $94,000, respectively, under the terms of this agreement.  At June 30, 2003, IFS owed $2,000 to IFSM under the terms of this agreement.

NOTE 9. SEGMENT INFORMATION

          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management, the entities’ operating results are categorized into four segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. IFS sells product based fundraising packages and services to schools.  Overhead costs associated with Eos are characterized as “Corporate.”  Financial information for Discovery Toys, Regal and Corporate for the three and six months ended June 30, 2003 and 2002 and for IFS for the period from January 15, 2003 through June 30, 2003 is as follows (in thousands):

	Discovery Toys	Regal	IFS	Corporate	Total

Three Months Ended June 30, 2003
Revenues	$6,588	$11,633	$6,592	$—	$24,813
Operating loss	(639)	(885)	(1,916)	(383)	(3,823)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(767)	(1,617)	(1,946)	(383)	(4,713)
Net loss	(774)	(952)	(1,946)	(383)	(4,055)
Total assets, excluding intercompany	7,445	29,914	17,298	1,329	55,986
Three Months Ended June 30, 2002
Revenues	6,888	9,891	—	—	16,779
Operating loss	(991)	(1,371)	—	(174)	(2,536)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(1,181)	(1,841)	—	(1,680)	(4,702)
Net loss	(1,181)	(1,116)	—	(1,680)	(3,977)
Total assets, excluding intercompany	8,774	27,572	—	56	36,402
Six Months Ended June 30, 2003
Revenues	12,070	21,326	15,243	—	48,639
Operating loss	(2,016)	(3,008)	(2,455)	(836)	(8,315)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(2,255)	(4,449)	(2,521)	(1,741)	(10,966)
Net loss	(2,262)	(2,759)	(2,521)	(1,741)	(9,283)
Total assets, excluding intercompany	7,445	29,914	17,298	1,329	55,986
Six Months Ended June 30, 2002
Revenues	13,456	20,046	—	—	33,502
Operating loss	(2,260)	(2,129)	—	(554)	(4,943)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(2,603)	(3,046)	—	(3,107)	(8,756)
Cumulative effect of change in accounting principle	3,674	—	—	—	3,674
Net earnings (loss)	1,069	(1,868)	—	(3,107)	(3,906)
Total assets, excluding intercompany	8,774	27,572	—	56	36,402

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

The following is a summary of the numerator and denominator used in calculating basic and diluted EPS:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Numerator:
Loss before cumulative effect of change in accounting principle	$(4,055,000)	$(3,977,000)	$(9,283,000)	$(7,580,000)
Preferred dividends	(111,000)	—	(190,000)	—

Loss before cumulative effect of change in accounting principle	$(4,166,000)	$(3,977,000)	$(9,473,000)	$(7,580,000)

Denominator:
Shares used to compute basic and diluted EPS	92,855,000	56,132,000	87,985,000	56,132,000

          For the three months ended June 30, 2003 and 2002, the following were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive: options to purchase 12,508,000 and 3,990,000 shares of Eos common stock and warrants to purchase 3,600,000 and 3,200,000 shares of Eos common stock, respectively.

          For the six months ended June 30, 2003 and 2002, the following were not included in the computation of diluted earnings per share because their effect would have been antidilutive:  options to purchase 12,508,000 and 3,990,000 shares of Eos common stock and warrants to purchase 3,600,000 and 3,200,000 shares of Eos common stock, respectively.

NOTE 11. WARRANTY RETURNS

          The Company has warranty obligations in connection with the sales of its Discovery Toys products.  Discovery Toys offers a limited warranty on its products.  Discovery Toys estimates its warranty returns at the point of sale for a given product based on historical rates.  The change in the Company’s accrued warranty obligations for the six months ended June 30, 2003 and 2002 was as follows:

	2003	2002

Balance at January 1,	$55,000	$75,000
Actual warranty experience	(125,000)	(191,000)
Warranty provisions	111,000	159,000

Balance at June 30,	$41,000	$43,000

NOTE 12. FOREIGN CURRENCY EXCHANGE CONTRACTS

          Pursuant to a credit agreement with the Bank of Nova Scotia, Regal entered into forward currency exchange contracts to buy U.S. dollars during the six months ended June 30, 2003.  As of June 30, 2003, Regal had forward exchange contracts outstanding with a notional value of $4,500,000 to buy U.S. dollars. The fair value of these contracts on June 30, 2003 was $(467,000) and was recorded in accrued liabilities.  Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of U.S. dollar denominated inventory and the resulting U.S. dollar accounts payable balances.  However, the Company does not qualify for hedge accounting in accordance with SFAS No. 133.  Accordingly, gains and losses on hedge contracts are recorded as other income (expense) based on the fair value of the contracts.  During the three months ended June 30, 2003 and 2002, the Company realized a loss of $212,000 and $69,000, respectively, which was recorded as other income (expense) from changes in the fair value of its forward currency contracts.  During the six months ended June 30, 2003 and 2002, the Company realized a loss of $467,000 and $57,000, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believe,” “estimate,” “project,” “intend,” “anticipate,” “will,” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including (i) the volatile and competitive nature of the consumer products and direct selling industries, (ii) changes in domestic and foreign economic and market conditions, including currency fluctuations (iii) the effect of federal, state and foreign regulation on our business, (iv) our ability to attract and maintain relationships with our independent sales forces, (v) intellectual property and other claims, (v) our ability to successfully implement and execute our acquisition strategies, (vi) our ability to maintain our relationships with our customers, and (vii) our ability to raise additional sources of financing or capital to satisfy our operating expenses and working capital needs.  You should also read carefully the risk factors described in this Quarterly Report on Form 10-Q and the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002 under Item 1 - Business, and under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed in our other public filings. All such forward-looking statements are current only as of the date on which such statements were made. We assume no obligation for updating such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview

          The following discussion and analysis refers to Eos International, Inc., a Delaware corporation, and all of its operating subsidiaries on a consolidated basis, including Discovery Toys, Inc., a California corporation, Regal Greetings & Gifts Corporation, a Canadian Corporation, and I.F.S. of New Jersey, Inc., a New Jersey corporation.  All references to “Eos” refer to Eos International, Inc. on a standalone basis and all references to “we,” “us,” and “our” refer to Eos and its subsidiaries on a consolidated basis.

          The accompanying consolidated financial statements include the accounts of (i) Eos for all periods, (ii) Discovery Toys for all periods, (iii) Regal for all periods, and (iv) IFS from the date of acquisition, January 14, 2003 through June 30, 2003.

          IFS’ strategy is to acquire and operate direct selling companies. Eos is a holding company generating no revenues independent of amounts received from its subsidiaries, Discovery Toys, Regal and IFS.

          Discovery Toys is a multi-level marketer of approximately 200 products, including toys, games, books, and software through a network of approximately 30,000 independent educational consultants in the United States and Canada.  Discovery Toys’ principal offices are located in

Livermore, California and its geographic markets primarily encompass the United States and Canada.

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

          On January 14, 2003, Eos acquired IFS which sells products based fundraising packages and services to schools across the United States and the Caribbean.  IFS, primarily through teachers and administrators, provides interested school children with IFS products which they sell to friends, families and neighbors.  IFS and the schools share the proceeds, with each school receiving 30% to 50% of the retail price of products sold. The results of IFS are not included in the consolidated financial statements for the six months ended June 30, 2002.

          In March 2003, we changed from a calendar year for financial reporting purposes to the 12-month period commencing on October 1 and ending on September 30.  We expect to file a transition report on Form 10-K for the period beginning January 1, 2003 and ending on September 30, 2003.

Recent developments

          On January 14, 2003, we acquired all of the outstanding stock of IFS.  The consideration paid by us for the acquisition of IFS was determined through arms’-length negotiation by only our independent board members and the majority stockholders of IFS.  Eos and IFS share certain common officers, directors and significant stockholders. The purchase price consisted of 15,998,001 shares of our common stock and 1,000 shares of  Series E Junior Convertible Preferred Stock. We accounted for the acquisition as a purchase. On May 21, 2003, we converted the 1,000 shares of our Series E Junior Convertible Preferred Stock into 11,000,000 shares of our common stock.

          Concurrent with our acquisition of IFS, we raised gross proceeds of $7.5 million through our private equity offering of 15,000,000 shares of our common stock and issued 900,000 shares of our common stock as a placement fee. We exchanged our existing short-term bridge notes payable totaling $6.5 million plus accrued interest payable of $896,000 for an aggregate of $4.0 million in cash and 1,000 shares of our redeemable Series D Preferred Stock. Our Series D Preferred Stock requires us to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that our Series D Preferred Stock is not redeemed.  We reflect increases in the liquidation preference of our Series D Preferred Stock as a charge to stockholders’ equity. We exchanged old warrants to purchase 2,600,000 shares of our common stock at an original exercise price of $2.95 per share issued to our short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.25 per share.  In connection with this exchange, our short-term bridge lenders’ existing put rights totaling $2,340,000 were eliminated. As a result of the above transactions, our outstanding common stock increased from

56,132,098 shares at December 31, 2002 to 88,020,099 shares on January 14, 2003, and 99,020,099 on May 21, 2003 and June 30, 2003.

Update to Critical Accounting Policies

          See Critical Accounting Policies in our 2002 Annual Report on Form 10-K filed with the SEC on March 31, 2003, as amended, for a full discussion of our Critical Accounting Policies.  On January 14, 2003, we acquired IFS and we updated our revenue recognition and sales returns policy as follows:

          Revenue recognition and sales returns

          We recognize revenue when product is delivered to our independent sales consultants and fundraising customers.  Approximately 70% of Regal’s sales are made at representative service centers where delivery to our independent sales representatives occurs at the point of purchase.  With respect to Discovery Toys’ sales and Regal’s non-service center sales, delivery generally occurs at the time of shipment, which is when legal title and risk of loss are transferred to our independent sales consultants.  With respect to IFS, delivery generally occurs at the time of customer receipt, which is when legal title and risk of loss are transferred to the fundraising customers.  We record shipping and handling fees invoiced to the independent sales representatives as revenue.  We do not charge shipping and handling fees to our fundraising customers.  We also record revenue for catalogues and business forms that are sold to independent sales consultants.

          Independent sales consultants and fundraising customers have limited rights to return product orders, and we record provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience.

          We use cash incentive and promotional coupon awards to incent our independent sales representatives. Discovery Toys maintains an incentive bonus plan in which all independent consultants participate. Under the plan, consultants earn cash incentive awards based on individual and team sales performance and other benchmarks. Awards are determined and accrued for on a monthly basis. Regal awards promotional coupons for product purchases on a periodic basis. These awards are reflected as a reduction of revenues in the period the awards are earned. IFS offers cash incentives to sponsors and students which are reflected as a reduction in revenues in the period the awards are earned.

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

          Results of Operations. The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in our consolidated statements of operations:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Revenues	100%	100%	100%	100%
Cost of revenue	52%	55%	52%	56%

Gross profit	48%	45%	48%	44%

Operating expenses:
Sales and marketing	27%	18%	28%	18%
Warehousing and operations	14%	17%	14%	17%
General and administrative	22%	25%	23%	24%

Total operating expenses	63%	60%	65%	59%
Operating loss	(15)%	(15)%	(17)%	(15)%
Interest expense, net	(3)%	(13)%	(5)%	(11)%
Other income (expense)	(1)%	—	(1)%	—

Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(19)%	(28)%	(23)%	(26)%

Segment Results

          We operate three strategic business units that provide differing products using different direct sales forces:   Discovery Toys, Regal, and IFS. Discovery Toys, Regal, and IFS are managed separately because each business unit requires different employee skills, product development, and marketing strategies. We evaluate the performance based on profit or loss from operations.   Overhead costs associated with Eos are characterized as “Corporate.”

          The following table sets forth the revenues, gross profit, and operating profit (loss) for our Discovery Toys, Regal and Corporate segments for the three and six months ended June 30, 2003 and 2002  and for our IFS segment for the period January 15, 2003 through June 30, 2003 (in thousands):

	Three Months Ended June 30, 2003 (Unaudited)	Three Months Ended June 30, 2002 (Unaudited)	Six Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)

Discovery Toys:
Revenues	$6,588,000	$6,888,000	$12,070,000	$13,456,000
Cost of revenues	3,948,000	4,161,000	7,594,000	8,350,000

Gross profit	2,640,000	2,727,000	4,476,000	5,106,000
Gross margin (%)	40.1%	39.6%	37.1%	37.9%
Operating expenses:
Sales and marketing expenses	1,239,000	1,156,000	2,362,000	2,526,000
Warehousing and operations	658,000	657,000	1,333,000	1,376,000
General and administrative expenses	1,382,000	1,905,000	2,797,000	3,464,000

Total operating expenses	3,279,000	3,718,000	6,492,000	7,366,000

Operating loss	$(639,000)	$(991,000)	$(2,016,000)	$(2,260,000)

Regal:
Revenues	$11,633,000	$9,891,000	$21,326,000	$20,046,000
Cost of revenues	6,029,000	5,053,000	11,325,000	10,439,000

Gross profit	5,604,000	4,838,000	10,001,000	9,607,000
Gross margin (%)	48.2%	48.9%	46.9%	47.9%
Operating expenses:
Sales and marketing expenses	2,091,000	1,934,000	3,984,000	3,589,000
Warehousing and operations	2,336,000	2,234,000	4,589,000	4,391,000
General and administrative expenses	2,062,000	2,041,000	4,436,000	3,756,000

Total operating expenses	6,489,000	6,209,000	13,009,000	11,736,000

Operating loss	$(885,000)	$(1,371,000)	$(3,008,000)	$(2,129,000)

IFS:
Revenues	$6,592,000	—	$15,243,000	—
Cost of revenues	2,940,000	—	6,454,000	—

Gross profit	3,652,000	—	8,789,000	—
Gross margin (%)	55.4%	—	57.7%	—
Operating expenses:
Sales and marketing expenses	3,411,000	—	7,148,000	—
Warehousing and operations	607,000	—	1,138,000	—
General and administrative expenses	1,550,000	—	2,958,000	—

Total operating expenses	5,568,000	—	11,244,000	—

Operating loss	$(1,916,000)	—	$(2,455,000)	—

Corporate:
General and administrative expenses	$383,000	$174,000	$836,000	$554,000

Operating loss	$(383,000)	$(174,000)	$(836,000)	$(554,000)

Total:
Revenues	$24,813,000	$16,779,000	$48,639,000	$33,502,000
Cost of revenues	12,917,000	9,214,000	25,373,000	18,789,000

Gross profit	11,896,000	7,565,000	23,266,000	14,713,000
Gross margin (%)	47.9%	45.1%	47.8%	43.9%
Operating expenses:
Sales and marketing expenses	6,741,000	3,090,000	13,494,000	6,115,000
Warehousing and operations	3,601,000	2,891,000	7,060,000	5,767,000
General and administrative expenses	5,377,000	4,120,000	11,027,000	7,774,000

Total operating expenses	15,719,000	10,101,000	31,581,000	19,656,000

Operating loss	$(3,823,000)	$(2,536,000)	$(8,315,000)	$(4,943,000)

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Revenues

          We record revenues from product sales made to our independent sales representatives and educational consultants and to our fundraising customers net of the cash incentives and discounts earned by these representatives and fundraising customers under our incentive bonus and discount plans and net of returns. Revenues at Discovery Toys and Regal include shipping and handling charges. Revenues at Discovery Toys also include catalogue sales and business form sales to our educational consultants. Revenues at Regal also include catalogue sales to approximately 6% of the sales representatives who order more than one catalogue per season.

          Revenues at Discovery Toys, Regal, and IFS are highly seasonal.  Historically, revenues recognized at Discovery Toys and Regal during the six month period ending June 30 constitute approximately 35% of annual revenues, while revenues recognized at IFS constitute approximately 30% of annual revenues.  Discovery Toys and Regal have historically recognized 40-50% of annual revenue in the three month period ending December 31 while IFS recognizes as much as 60% of annual revenue in the same period. Revenues of Regal and IFS for the three month period ended June 30 were influenced by the timing of Easter, which was on April 15, 2003 and March 31, 2002.

          Revenues increased by $8,034,000, or 48%, from $16,779,000 for the three months ended June 30, 2002 to $24,813,000 for the three months ended June 30, 2003.  This increase is primarily attributable to the $6,592,000 increase in revenues of IFS, which we acquired on January 14, 2003.  Revenues of Regal increased by $1,742,000, or 18%, from $9,891,000 for the three months ended June 30, 2002 to $11,633,000 for the three months ended June 30, 2003.  Revenues of Discovery Toys decreased by $300,000, or 4%, from $6,888,000 for the three months ended June 30, 2002 to $6,588,000 for the three months ended June 30, 2003.

          Revenues increased by $15,137,000, or 45%, from $33,502,000 for the six months ended June 30, 2002 to $48,639,000 for the six months ended June 30 2003.  This increase is primarily attributable to the $15,243,000 increase in revenues of IFS, which we acquired on January 14, 2003.  Revenues of Regal increased by $1,280,000, or 6%, from $20,046,000 for the six months ended June 30, 2002 to $21,326,000 for the six months ended June 30, 2003.  Revenues of Discovery Toys decreased by $1,386,000, or 10%, from $13,456,000 for the six months ended June 30, 2002 to $12,070,000 for the six months ended June 30, 2003.

          Discovery Toys. The 10% decrease in Discovery Toys’ revenues for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is primarily due to lower product sales and shipping revenues attributable to a 1.2% decline in the number of active educational consultants and a 12.7% decrease in the average number of orders received per active educational consultant.  The decrease in product revenues was partially offset by reduced compensation incentives due to lower revenue volumes.  New educational consultants are required to purchase kits to demonstrate products at hostess parties. The number of new educational consultants recruited in the six months ended June 30, 2003 decreased by 5% compared to 2002 resulting in lower kit revenue for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002 despite a higher average kit price in 2003.  Sales of new product kits to experienced educational consultants also declined in the six months ended June 30, 2003 compared to the same period of 2002 consistent with the decline in the number of active educational consultants.

          During 2002, Discovery Toys implemented its internet ecommerce web template online ordering system to allow its educational consultants’ customers the convenience of ordering online. This innovation, along with a decline in our educational consultants’ sales activity, resulted in a decrease in catalogue sales and business center sales to our educational consultants of $61,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Catalogue and business center revenue is expected to decline further in future years as more customers access the internet and utilize our online ordering systems.

          Regal. The 6% increase in Regal’s revenues for the six months ended June 30, 2003 compared to June 30, 2002 is primarily attributable to the increase in the foreign exchange rate between the Canadian and U.S. dollar. Revenues measured in Canadian dollars were down 1% for the six months ended June 30, 2003 compared to June 30, 2002.  Revenues generated by the 2002 Winter and 2003 Spring catalogues in the first calendar quarter of 2003 were lower than revenues generated by the 2001 Winter and 2002 Spring catalogues in the first calendar quarter of 2002 due to the timing of the mailing of the catalogues and the harsh winter conditions in 2003 which we believe resulted in lower than expected sales of Spring catalogue merchandise.  Revenues generated in the second calendar quarter of 2003 were stimulated by a blow-out flyer mailing in May 2003 advertising unsold Spring catalogue merchandise and the mailing of the 2003 Summer catalogue on June 15, 2003 versus July 15, 2002 for the 2002 Summer catalogue. The lower revenues from Spring catalogue sales for the six months ended June 30, 2003 compared to June 30, 2002 were offset by higher revenues from the sale of blow-out flyer product and the mailing of the 2003 Summer catalogue on June 15, 2003 versus July 15, 2002 for the 2002 Summer catalogue.

          IFS. IFS revenues for the three months ended June 30, 2003 were $6,592,000 compared to historical pre-acquisition revenues of $5,923,000 for the three month period ended June 30, 2002, an increase of $669,000, or 11%. This increase is primarily due to the shift in the Easter holiday sales period from March 2002 to April 2003.

          IFS revenues for the six months ended June 30, 2003, including pre-acquisition revenues from January 1, 2003 to January 14, 2003, were $15,359,000 compared to historical pre-acquisition revenues for the six months ended June 30, 2002 of $16,606,000, a decrease of $1,247,000, or 8%. This decrease is primarily attributable to the bad weather experienced in much of the nation and the resulting school closures during the first three months of 2003.  Average order size per school child drops significantly in bad weather due to fewer sales opportunities to friends and families and to school closures resulting in less exposure to motivational programs.

          Cost of revenues and gross profit

          Cost of revenues consists of cost of products, printing costs of catalogues sold and variable labor and freight charges. All of IFS’ and a portion of Regal’s catalogue printing and shipping costs are classified as sales and marketing expense, as most of their catalogues are distributed free of charge.  Our consolidated cost of revenues increased by $3,703,000, or 40%, from $9,214,000 for the three months ended June 30, 2002 to $12,917,000 for the three months ended June 30, 2003, primarily due to the $2,940,000 increase in cost of revenues attributable to the acquisition of IFS on January 14, 2003.  Cost of revenues at Discovery Toys decreased by $213,000, or 5%, from $4,161,000 for the three months ended June 30, 2002 to $3,948,000 for the three months ended June 30, 2003, corresponding to lower revenues of $300,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  Cost of revenues at Regal increased by $976,000, or 19%, from $5,053,000 for the three months ended June 30, 2002 to $6,029,000 for the three months ended June 30, 2003, corresponding to higher revenues of $1,742,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, partially offset by a decrease in gross margin from 49% of revenues for the three months ended June 30, 2002 to 48% of revenues for the three months ended June 30, 2003.

          Our consolidated cost of revenues increased by $6,584,000, or 35%, from $18,789,000 for the six months ended June 30, 2002 to $25,373,000 for the six months ended June 30, 2003, primarily due to the $6,454,000 increase in cost of revenues attributable to the acquisition of IFS on January 14, 2003.  Cost of revenues at Discovery Toys decreased by $756,000, or 9%, from $8,350,000 for the six months ended June 30, 2002 to $7,594,000 for the six months ended June 30, 2003, corresponding to lower revenues of $1,386,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, partially offset by a decrease in gross margin from 38% of revenues for the six months ended June 30, 2002 to 37% of revenues for the six months ended June 30, 2003.  Cost of revenues at Regal increased by $886,000, or 9%, from $10,439,000 for the six months ended June 30, 2002 to $11,325,000 for the six months ended June 30, 2003, corresponding to higher revenues of $1,280,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, partially offset by a decrease in gross margin from 48% of revenues for the six months ended June 30, 2002 to 47% of revenues for the six months ended June 30, 2003.

          Consolidated gross margin increased from 45% of revenues for the three months ended June 30, 2002 to 48% of revenues for the three months ended June 30, 2003, primarily attributable to the large increase in higher margin revenues for IFS.  Gross margin for the three months ended June 30, 2003 for Discovery Toys, Regal and IFS was 40%, 48%, and 55%, respectively.  The gross margins for the business segments differ due to their different business operating models. Discovery Toys and Regal sell their products to independent sales representatives.  Incentives earned by these independent sales representatives are deducted from revenues.  IFS employs a full-time sales force to secure fund-raising contracts with schools and non-profit organizations.  Commissions earned by IFS sales personnel are classified as sales and marketing expense. IFS deducts cash incentive prizes paid to sponsors and students from revenues.   Regal’s higher margins compared to Discovery Toys are achieved through minimal low margin shipping revenues, as the majority of Regal product is distributed at the representative service centers which are classified as warehousing and operations expenses.

          The increase in gross margin of Discovery Toys from 39.6% to 40.1% of revenues for the three months ended June 30, 2002 and 2003, respectively, is primarily due to improved catalogue margins from better management of quantities purchased and reduced scrap. The decrease in gross margin of Discovery Toys from 37.9% to 37.1% for the six months ended June 30, 2002 to

2003, respectively, is primarily due to higher discounting on products to stimulate sales, including lower unit prices and higher unit costs for educational consultant kits to attract new consultants.

          The decrease in gross margin of Regal from 48.9% to 48.2% of revenues for the three months ended June 30, 2002 and 2003, respectively, is primarily due to promotional pricing offered in May 2003 on 2003 Regal’s spring catalogue merchandise that did not sell in the first calendar quarter of 2003 which we believe was primarily due to unseasonably harsh weather.

          Sales and marketing expenses

          Sales and marketing expenses consist primarily of personnel and related costs in our marketing organizations, which select our products and product mix and develop our catalogues, as well as costs for non-cash incentives for our sales representatives, and credit card processing and bad debt expenses. Sales and marketing expenses for IFS also include salary, commissions and related costs for the sales force that secures fundraising contracts with schools and other non-profit organizations. Sales and marketing expenses for Regal and IFS also include costs to publish and distribute product catalogues free of charge to their users.  Sales and marketing expenses increased $3,651,000, or 118%, from $3,090,000 for the three months ended June 30, 2002 to $6,741,000 for the three months ended June 30, 2003.  This increase is primarily attributable to the $3,411,000 increase in sales and marketing expenses for IFS which was acquired on January 14, 2003.  The sales and marketing expenses for Discovery Toys increased by $83,000, or 7%, from $1,156,000 for the three months ended June 30, 2002 to $1,239,000 for the three months ended June 30, 2003, primarily attributable to a one-time travel rebate received in 2002.  Sales and marketing expenses for Regal increased by $157,000, or 8%, from $1,934,000 for the three months ended June 30, 2002 to $2,091,000 for the three months ended June 30, 2003, primarily attributable to the promotional blow-out flyer mailed in May 2003. Expenses were increased by the increase in the foreign exchange rate between the Canadian and U.S. dollar offset by savings in catalogue production costs.

          Sales and marketing expenses increased $7,379,000, or 121%, from $6,115,000 for the six months ended June 30, 2002 to $13,494,000 for the six months ended June 30, 2003.  This increase is primarily attributable to the $7,148,000 increase in sales and marketing expenses for IFS which was acquired on January 14, 2003.  The sales and marketing expenses for Discovery Toys decreased by $164,000, or 7%, from $2,526,000 for the six months ended June 30, 2002 to $2,362,000 for the six months ended June 30, 2003 as Discovery Toys focused on cost control. Sales and marketing expenses for Regal increased by $395,000, or 11%, from $3,589,000 for the six months ended June 30, 2002 to $3,984,000 for the six months ended June 30, 2003, primarily attributable to increased promotional marketing programs including a new promotional mailing targeted to certain sales representatives sent in mid-March 2003 and a new blow-out flyer sent in May 2003.  Expenses were increased by the increase in the foreign exchange rate between the Canadian and U.S. dollar.

          Warehousing and operations expenses

          Warehousing and operations expenses consist primarily of the facilities and personnel and related costs for our warehouses and representative service centers.  Warehousing and operations expenses increased by $710,000, or 25%, from $2,891,000 for the three months ended June 30, 2002 to $3,601,000 for the three months ended June 30, 2003.  This increase is primarily attributable to the $607,000 increase for the three months ended June 30, 2003 of warehousing and operations expenses for IFS, which was acquired on January 14, 2003.  Warehousing and operations expenses for Discovery Toys remained flat at $657,000 and $658,000 for the three months ended June 30, 2002 and 2003, respectively.  Warehousing and operations expenses for Regal increased by $102,000, or 5%, from $2,234,000 for the three months ended June 30, 2002 to $2,336,000 for the three months ended June 30, 2003, primarily attributable to the increase in the foreign exchange rate between the Canadian and U.S. dollar, partially offset by lower temporary labor, supplies and freight expense.

          Warehousing and operations expenses increased by $1,293,000, or 22%, from $5,767,000 for the six months ended June 30, 2002 to $7,060,000 for the six months ended June 30, 2003.  This increase is primarily attributable to the $1,138,000 increase for the six months ended June 30, 2003 of warehousing and operations expenses for IFS, which was acquired on January 14, 2003.  Warehousing and operations expenses for Discovery Toys decreased by $43,000, or 3%, from $1,376,000 for the six months ended June 30, 2002 to $1,333,000 for the six months ended June 30, 2003, as Discovery Toys was able to sublease some of its warehouse facility and reduce salary expense for the six months ended June 30, 2003.  Warehousing and operations expenses for Regal increased by $198,000, or 5%, from $4,391,000 for the six months ended June 30, 2002 to $4,589,000 for the six months ended June 30, 2003, primarily attributable to the increase in the foreign exchange rate between the Canadian and U.S. dollar partially offset by lower temporary labor, supplies and freight expense.

          General and administrative expenses

          General and administrative expenses consist primarily of personnel and related costs of our finance and administrative organizations, as well as professional fees, insurance and regulatory compliance costs and amortization of a customer list. General and administrative expenses increased by $1,257,000, or 31%, from $4,120,000 for the three months ended June 30, 2002 to $5,377,000 for the three months ended June 30, 2003.  This increase is primarily attributable to the $1,550,000 increase in general and administrative expenses for IFS, which was acquired on January 14, 2003, which includes $27,000 of amortization expense for the acquired franchisee relationships. General and administrative expenses for Discovery Toys decreased by $523,000, or 28%, from $1,905,000 for the three months ended June 30, 2002 to $1,382,000 for the three months ended June 30, 2003, primarily due to savings in salary attributed to open positions and a $250,000 payment made by Discovery Toys to Eos in 2002.  General and administrative expenses for Regal increased by $21,000, or 1%, from $2,041,000 for the three months ended June 30, 2002 to $2,062,000 for the three months ended June 30, 2003.  Expenses increased by the increase in the foreign exchange rate between the Canadian and U.S. dollar and higher employee benefit and office expenses were almost completely offset by lower expenses in salaries and depreciation. General and administrative expenses attributable to the operation of the Eos parent increased by $209,000, or 120%, from $174,000 for the three months ended June 30, 2002 to $383,000 for the three months ended June 30, 2003. The increase is primarily due to a $250,000 payment received by Eos from Discovery Toys in 2002 partially offset by a reduction in salary for Eos’ Chairman of the Board, effective October 2002 and reduced legal expenses in the three months ended June 30, 2003. The intercompany payment amount of $250,000 between Discovery Toys and Eos was eliminated in consolidation.

          General and administrative expenses increased by $3,253,000, or 42%, from $7,774,000 for the six months ended June 30, 2002 to $11,027,000 for the six months ended June 30, 2003.  This increase is primarily attributable to the $2,958,000 increase in general and administrative expenses for IFS, which was acquired on January 14, 2003, which includes $50,000 of amortization expense for the acquired franchisee relationships. General and administrative expenses for Discovery Toys decreased by $667,000, or 19%, from $3,464,000 for the six months ended June 30, 2002 to $2,797,000 for the six months ended June 30, 2003, primarily due to savings in salary attributed to open positions and the $250,000 payment made by Discovery Toys to Eos in 2002.  General and administrative expenses for Regal increased by $680,000, or 18%, from $3,756,000 for the six months ended June 30, 2002 to $4,436,000 for the six months ended June 30, 2003, primarily attributable to $490,000 of stock-based compensation expense for options granted to Regal management. The expenses increased by $239,000 due to the increase in the foreign exchange rate between the Canadian and U.S. dollar. General and administrative expenses attributable to the operation of the Eos parent increased by $282,000, or 51%, from $554,000 for the six months ended June 30, 2002 to $836,000 for the six months ended June 30, 2003. The increase is primarily due the $250,000 payment from Discovery Toys to Eos in 2002 and increased accounting consulting and auditing fees which were partially offset by a reduction in salary for Eos’ Chairman of the Board, effective October 2002.  The intercompany payment amount of $250,000 between Discovery Toys and Eos was eliminated in consolidation.

          Interest expense, net

          Interest expense consists of interest expense on notes payable and revolving lines of credit calculated at stated interest rates as well as non-cash interest expense, including amortization of discounts on notes payable, increases in the value of redeemable warrants and incremental fair value of warrant grants. Interest income consists of interest earned on interest-bearing checking accounts and money market accounts.  Net interest expense decreased by $1,554,000, or 70%, from $2,215,000 for the three months ended June 30, 2002 to $661,000 for the three months ended June 30, 2003.  Net interest expense decreased by $1,713,000, or 44%, from $3,882,000 for the six months ended June 30, 2002 to $2,169,000 for the six months ended June 30, 2003 primarily as a result of the retirement of certain notes payable and warrants as discussed below.

          On January 14, 2003, we exchanged our existing short-term bridge notes in the aggregate principal amount of $6.5 million plus accrued interest of $930,000 for $4.0 million in cash and an aggregate of 1,000 shares of redeemable our Series D Preferred Stock, which requires us to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that our Series D Preferred Stock is not redeemed.  We reflect increases in the liquidation preference of our Series D Preferred Stock as a charge to stockholders’ equity. We also exchanged old warrants to purchase 2,600,000 shares of our common stock at an original exercise price of $2.95 per share issued to our short-term bridge lenders for amended and restated warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.25 per share.  On January 14, 2003, we acquired IFS and assumed a note payable under the terms of the acquisition agreement.

          As a result of these transactions, interest expense for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 excludes interest expense of $246,000 calculated on the face amount of the short-term bridge notes, $121,000 of amortization of the discount on the bridge notes and $1,170,000 for repricing of warrants issued to our bridge lenders that was recorded as interest expense in 2002 and includes $30,000 of interest expense on an IFS note payable and line of credit assumed on January 14, 2003.  Interest expense for the six months ended June 30, 2003 excludes interest expense of $457,000 calculated on the face amount of the bridge notes, $958,000 of amortization of the discount on the bridge notes and $1,170,000 for repricing of warrants issued to our bridge lenders which we recorded as interest expense in 2002, and includes $870,000 related to the incremental fair value of the warrants due to the repricing in January 2003 and $66,000 of interest expense on an IFS note payable and line of credit assumed on January 14, 2003. Interest income increased by $6,000, or 60%, from $10,000 for the three months ended June 30, 2002 to $16,000 for the three months ended June 30, 2003 due to higher cash balances.  Interest income increased by $15,000, or 38%, from $39,000 for the six months ended June 30, 2002 to $54,000 for the six months ended June 30, 2003 due to higher cash balances.

          Minority interest

          We own approximately 85% of the outstanding equity of Regal. Minority interest represents MDC Corporation, Inc.’s 15% share of the net earnings (loss) of Regal as well as any changes in the valuation of put options issued to MDC Corporation.  Minority interest benefit decreased by $14,000, or 7%, from $189,000 for the three months ended June 30, 2002 to $175,000 for the three months ended June 30, 2003 reflecting the decreased operating loss for Regal.  Minority interest benefit increased by $158,000 or 48%, from $329,000 for the six months ended June 30, 2002 to $487,000 for the six months ended June 30, 2003 reflecting the increased operating loss for Regal of $1.1 million.

          Income tax benefit

          Income tax benefit consists of the income tax benefit recognized by Regal on its Canadian operating losses for the three and six months ended June 30, 2003 and excludes any income tax benefits for Eos, Discovery Toys, and IFS, which will file a consolidated U.S. federal tax return. Effective April 24, 2003, the Internal Revenue Service granted us permission to change our tax year from December 31 to September 30 retroactive to September 30, 2002. The projected pre-tax income for the consolidated U.S. federal tax return for the period October 1, 2002 through September 30, 2003 is expected to be immaterial and we do not expect to have an income tax liability for the tax period based on available net operating loss carryforwards. Currently, we record valuation allowances for our U.S. deferred tax assets due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire.

          Income tax benefit decreased by $53,000, or 10%, from $536,000 for the three months ended June 30, 2002 to $483,000 for the three months ended June 30, 2003 primarily attributable to the $486,000 decrease in operating loss of Regal.  Income tax benefit increased by $349,000, or 41%, from $847,000 for the six months ended June 30, 2002 to $1,196,000 for the six months ended June 30, 2003 primarily due to the $879,000 decrease in operating profit of Regal.

          Other income (expense)

          Other income and expense primarily consists of gains and losses on foreign currency contracts.  Other income (expense) decreased by $278,000, from other income of $49,000 for the three months ended June 30, 2002 to expense of $229,000 for the three months ended June 30, 2003.  Other income (expense) decreased by $551,000 from other income of $69,000 for the six months ended June 30, 2002 to expense of $482,000 for the six months ended June 30, 2003. The decrease is due primarily to the decrease in fair value of forward currency exchange contracts held by Regal.

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

          We adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, we recorded a benefit of approximately $3.7 million in the three months ended March 31, 2002 from the write-off of unamortized negative goodwill on Discovery Toy’s books.  We recorded this benefit as cumulative effect of a change in accounting principle.  We also recorded goodwill as part of the purchase price allocation in conjunction with our acquisitions of Regal on December 14, 2001 and IFS on January 14, 2003.  In compliance with the adoption of SFAS No. 142, we tested this goodwill for impairment during the second and fourth quarters of 2002 and we noted no impairment at that time.

          Net earnings (loss) and other measures

          Net loss increased by $78,000, or 2%, from net loss of $3,977,000 for the three months ended June 30, 2002 to net loss of $4,055,000 for the three months ended June 30, 2003.  The primary reasons for the increase were the increase in operating loss of $1,287,000 offset by a decrease in net interest expense of $1,554,000.  The increase in operating loss was primarily comprised of operating loss of $1,916,000 for IFS, which was acquired on January 14, 2003 and an increase in corporate overhead expenses of $209,000 offset by a decrease in operating loss of $486,000 for Regal and $354,000 for Discovery Toys.  Net loss increased by $5,377,000, or 138%, from net loss of $3,906,000 for the six months ended June 30, 2002 to a loss of $9,283,000 for the six months ended June 30, 2003.  The primary reasons for the increased loss was the exclusion of the cumulative gain on change in accounting principle of $3,674,000 for the six months ended June 30, 2003 and the increase in operating loss of $3,372,000 offset by a decrease in net interest expense of $1,713,000.  The increase in operating loss was primarily comprised of operating loss of $2,455,000 for IFS, which was acquired on January 14, 2003, and an increase in operating loss of $879,000 for Regal.

          The number of shares used to calculate basic and diluted earnings per share (“EPS”) increased by 36,723,000, or 65%, from 56,132,000 for the three months ended June 30, 2002 to 92,855,000 for the three months ended June 30, 2003.  This increase was due to the issuance on January 14, 2003 of 15,998,001 shares of our common stock to acquire IFS, the issuance on January 14, 2003 of 15,900,000 shares of our common stock in connection with our private equity offering, and the conversion, effective May 21, 2003, of 1,000 shares of Series E Junior Convertible Preferred Stock issued in connection with our acquisition of IFS into 11,000,000 shares of Eos common stock.  Due to the increase in the number of shares of our common stock, loss per share before cumulative effect of change in accounting principle decreased from $0.07 to $0.04 for the three months ended June 30, 2002 and 2003, respectively, notwithstanding an increase in loss before cumulative effect of change in accounting principle of $64,000.  Loss per share before cumulative effect of change in accounting principle decreased from $0.14 to $0.11 for the six months ended June 30, 2002 and 2003, respectively, notwithstanding an increase in loss before cumulative effect of change in accounting principle of $1,703,000.

Liquidity and capital resources

          Discovery Toys, Regal, and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, we have recognized approximately 40-50% of our annual sales revenues in the fourth calendar quarter.  As a result of this seasonality, our operating subsidiaries operate on a highly leveraged basis which could create insufficient working capital or potential non-compliance with existing borrowing covenants.  At June 30, 2003, we had cash and cash equivalents of $4.2 million and restricted cash of $1.0 million.  We experienced negative cash flows from of operations of $2.9 million and net operating losses of $9.3 million for the six months ended June 30, 2003.  Due to the seasonal nature of our business, we expect to generate larger negative operating cash flows during the quarter ending September 30, 2003.  Customer cash receipts are lower in the third calendar quarter and the operating subsidiaries must build their inventory levels in anticipation of revenues in the quarter ending December 31, 2003.  We expect to generate positive operating cash flows during the quarter ending December 31, 2003.  However, there can be no assurances that future income will be sufficient to fund future operations.  Furthermore, there can be no assurances that our operating subsidiaries will remain in compliance with their borrowing covenants through the next two quarters. Our independent auditors indicated that substantial doubt exists as to our ability to continue to operate as a going concern in their report included in our 2002 Annual Report on Form 10-K, filed with the SEC on March 31, 2003, as amended, due to uncertainty as to whether we will be able to continue to comply with certain of our borrowing covenants.

          In April 2003, we retained an outside investment banking group to restructure our lines of credit, long-term debt and Redeemable Series D Preferred Stock.  The objectives are to eliminate restrictions to upstream cash from our operating subsidiaries to Eos, to provide additional working capital to Eos, to reduce our total short-term borrowing requirements by allowing intercompany cash transfers, to extend the maturities of our long-term debt and to replace our Redeemable Series D Preferred Stock.  We cannot give any assurances that we will accomplish this restructure.

          Under existing line of credit agreements and given borrowing base restrictions in effect on June 30, 2003, we had borrowed funds of $1.6 million and had additional funds available to borrow of $5.2 million, as follows:  Discovery Toys had borrowed funds of $1.6 million and had available for borrowing an additional $720,000, Regal had funds available for borrowing of $3.5 million, IFS had funds available for borrowing of $950,000, and Eos had no funds available for borrowing.  Due to the seasonal nature of our business, we expect to increase our borrowings under these lines of credit during the quarter ending September 30, 2003. These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with their borrowing covenants.  There can be no assurance that these operating subsidiaries will remain in compliance with their borrowing covenants or that their lenders will negotiate modified covenants to avoid default.  In the future, should we be in default, our lenders could call the loans due and payable.

          At June 30, 2003, we owed principal and deferred interest payable on long-term debt of $23.0 million, including the remaining debt to complete our reverse merger with Discovery Toys totaling $4.1 million plus accrued interest, which is due in December 2004, the remaining debt to acquire Regal totaling $17.5 million, and an IFS note payable of $1.4 million assumed in our acquisition of IFS.  Payments becoming due under long-term notes payable from July through December total approximately $2.1 million.  We believe that we will generate sufficient cash flows from operations to service these notes payable obligations due in 2003, provided we can avoid default on our line of credit agreements. At June 30, 2003, the aggregate liquidation preference of our Redeemable Series D Preferred Stock was $3.6 million.

          Eos on a standalone basis had positive working capital of $591,000 at June 30, 2003, comprised of $1.0 million of restricted cash and approximately $225,000 of unrestricted cash, offset by accounts payable of $297,000 and other accrued liabilities of $442,000.  Management believes that Eos has sufficient unrestricted cash to fund its operations through September 30, 2003.  We are negotiating with our former bridge lenders the use of amounts from restricted cash to meet our working capital requirements for the remainder of the year.  There can be no assurance our former bridge lenders will approve the use of restricted cash for operating expenses other than those specified in the agreement.  The cash position and working capital of Eos on a standalone basis are significant because our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS.  Eos has no separate source of cash other than payments received from our operating subsidiaries.

          Cash and cash equivalents and restricted cash decreased by $3.2 million, or 38%, from $8.4 million at December 31, 2002 to $5.2 million at June 30, 2003. The $3.2 million decrease resulted primarily from negative cash flows from operations of $2.9 million, payment of $4.0 million to our former bridge lenders, a net decrease in lines of credit of $1.9 million, payments on notes payable of $1.0 million, purchases of property and equipment of $742,000, and payments of equity financing and acquisition costs of $227,000, offset by net cash proceeds of $7.1 million from our January 14, 2003 private equity offering. Negative cash flows from operations of $2.9 million are primarily attributable to the seasonal net loss of $9.3 million for the six months ended June 30, 2003 adjusted for decreases in accounts receivable and inventory of $14.0 million, decreases in prepaid expenses and other current assets of $796,000 and decreases in accounts payable and accrued liabilities of $11.7 million which are driven by the seasonality of the business, as well as non-cash expenses totaling $3.0 million.  Negative cash flows for the six months ended June 30, 2003 were $2.9 million compared to $10.8 million for the six months ended June 30, 2002, primarily due to the inclusion of IFS from January 14, 2003 and the conversion of IFS’ working capital to cash during this period.

          Working capital increased by $12.0 million from $4.1 million at December 31, 2002 to $16.1 million at June 30, 2003, due to a $3.8 million increase in current assets and a $8.0 decrease in current liabilities. The $3.1 million increase in working capital is primarily due to the working capital provided by the acquisition of IFS, the conversion of $2.3 million of redeemable warrants to equity, and the net proceeds of $3.1 million remaining from our $7.5 million private equity offering.

New Accounting Pronouncements

          See Note 4 to the Consolidated Financial Statements for a discussion of new accounting pronouncements and their potential impact on us.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK. We use the U.S. dollar as our functional currency, except for our Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. dollar denominated assets and liabilities held by Regal, are re-measured into the Canadian dollar functional currency using end-of-period exchange rates for assets and liabilities.  Foreign currency revenues and expenses are remeasured using average exchange rates in effect during each period.  Gains or losses arising from the remeasurement of monetary assets and liabilities are reflected in our statements of operations in the period they occur.  For consolidation purposes, Regal’s financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using average exchange rates in effect during each period for revenues and expenses. Gains and losses arising from the translation of assets and liabilities are deferred and included in the cumulative translation adjustment component of other comprehensive earnings (loss) in stockholders’ equity.

          Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. suppliers by Regal, our Canadian subsidiary.  Currently, approximately 70% of Regal’s inventory purchases are denominated in U.S. dollars.  At June 30, 2003, current liabilities of $83,000 related to inventory purchases were denominated in U.S. dollars.

          Since Regal’s functional currency is the Canadian dollar, changes in the rate of exchange between the Canadian dollar and the U.S. dollar can affect Regal’s reported results of operations in the following two ways:

1)	Gains and losses resulting from the remeasurement of payables denominated in U.S. dollars at period-end exchange rates are recorded in our results of operations; and

2)

A portion of Regal’s cost of goods sold is denominated in the US dollar, however Regal’s sales are denominated in the Canadian dollar. As a result, a decrease in the value of the Canadian dollar would result in a decrease in our reported gross margin from sales.

          To mitigate these risks, Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its non-Canadian balance sheet.  We account for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings.  If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. However, we do not qualify for hedge accounting in accordance with SFAS No. 133.  Accordingly, gains and losses on hedge contracts are recorded as other income (expense) based on fair value of the contracts.  We have not designated any of our forward currency exchange contracts as hedges.

          At June 30, 2003, Regal had forward currency exchange contracts outstanding with a notional value of $4,500,000 to buy U.S. dollars.  The fair value of these contracts on June 30, 2003 of $(467,000) has been recorded as a liability on the balance sheet, and the decrease in fair value of its derivative contracts has been recorded as a component of other income (expense) in the statement of operations for the three and six months ended June 30, 2003.

          A hypothetical 10% decrease in the value of the Canadian dollar at June 30, 2003 would have had an adverse impact on our reported results of operations of approximately $8,000 related to the remeasurement of payables denominated in U.S. dollars, net of estimated mitigating effects of forward currency exchange contracts outstanding.  This same hypothetical 10% decrease in the value of the Canadian dollar at June 30, 2003 would not have had a significant negative effect on our reported gross margin since the majority of our sales for the three months ended June 30, 2003 were of inventory purchased in earlier periods.

          Our forward currency exchange contracts involve counterparty risk. The counterparty to these contracts is the Bank of Nova Scotia, with regard to which we believe that there is no significant default risk involved.

INTEREST RATE RISK. Our interest rate risk is discussed in Item 7A. of our 2002 Annual Report on Form 10-K, filed with the SEC on March 31, 2003, as amended.  There has not been any significant change in interest rates since the filing.

Risk factors that may affect results of operation and financial condition

          An investment in our common stock involves risks and uncertainties.  Investors evaluating us and our business should consider the factors described below and other risks described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2003, as amended.  Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial.  Investors could lose all or part of their investment as a result of these factors.

          Possible defaults under bank loan agreements of Regal, Discovery Toys and IFS

          Based on operating results for the six months ended June 30, 2003 and due to the seasonality of the business, there is uncertainty our operating subsidiaries will remain in compliance with bank covenants related to their lines of credit throughout 2003.  If the lenders do not waive these defaults or agree to modify the bank covenants, the operating companies may not be able to meet their working capital requirements during their seasonal operating cycles or the lenders may accelerate the maturity of the loan and demand payment. Failure to negotiate satisfactory agreements with their lenders to meet the seasonal financing requirements of Discovery Toys, Regal and IFS, or if the loan maturities accelerate, could result in the cessation of operations or an involuntary bankruptcy of one or more of the subsidiaries.  As a result of the foregoing, our independent accountants’ report on our financial statements indicates that substantial doubt exists as to our ability to continue as a going concern.

          Possible lack of working capital of Eos

          As of June 30, 2003, Eos on a standalone basis had limited cash and cash equivalents available to fund future expenses that may not be funded from Eos’ restricted cash accounts without approval from Eos’ former bridge lenders.  Eos has no separate source of cash other than cash payments received from its operating subsidiaries. Eos’ operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal and IFS.  Eos does not have any funds available to borrow under a line of credit.  We are working to restructure our lines of credit and long-term debt to eliminate restrictions to upstream funds from our operating subsidiaries to Eos and to provide additional working capital to Eos. If our former bridge lenders do not approve the use of restricted cash for additional purposes as requested by Eos’ Board of Directors by September 30, 2003, Eos may not have sufficient working capital to pay for ongoing professional services required for SEC compliance and for other expenses.

ITEM 4.           CONTROLS AND PROCEDURES

          The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

          The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          On January 14, 2003, in connection with our acquisition of IFS, we issued an aggregate of 15,988,001 shares of our common stock and 1,000 shares of our Series E Junior Convertible Preferred Stock in exchange for all of the outstanding capital stock of IFS.  We granted registration rights with respect to these shares of common stock and the shares of common stock issuable upon the conversion of our Series E Junior Convertible Preferred Stock and agreed that in the event that the shares of Series E Junior Convertible Preferred Stock were not converted into shares of our common stock prior to the time that we file a registration statement registering the shares of common stock for resale, we would register the shares of Series E Junior Convertible Preferred Stock for resale on such registration statement.  These securities were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933.

          Our Series E Junior Convertible Preferred Stock had the rights and privileges set forth in the Certificate of Designations of our Series E Junior Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on December 20, 2002. Each share of our Series E Junior Convertible Preferred Stock had a liquidation preference of $0.01, was entitled to no dividend preference, voted together with our common stock as a single class on all matters except where otherwise required by law, was entitled to 11,000 votes, and was automatically convertible into 11,000 shares of our common stock upon our receipt of confirmation of the effectiveness of the amendment to our Certificate of Incorporation effecting an increase in our authorized shares of common stock sufficient to convert all shares of our outstanding shares of Series E Junior Convertible Preferred Stock into shares of our common stock, subject to adjustment for changes in our capitalization.  All shares of our Series E Junior Convertible Preferred Stock were converted into shares of our common stock effective May 21, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company’s annual meeting of stockholders was held on May 15, 2003.

          There were present at the annual meeting in person or by proxy stockholders holding an aggregate of 68,977,719 shares of common stock of a total number of 88,020,099 shares of common stock issued, outstanding and entitled to vote at the annual meeting. There were present at the annual meeting in person or by proxy stockholders holding an aggregate of 1,000 shares of Series E Junior Convertible Preferred Stock of a total number of 1,000 shares of Series E Junior Convertible Preferred Stock issued, outstanding, and entitled to vote at the annual meeting. Each share of Series E Junior Convertible Preferred Stock was entitled to 11,000 votes.

          At the annual meeting, each of the nine director nominees, Peter A. Lund, James M. Cascino, Anthony R. Calandra, Jonathan C. Klein, Julius Koppelman, Charles D. Peebler, Jr., Anthony J. Robbins, Mark A. Ryle, and William S Walsh was re-elected as a director of the Company, with 72,502,564 votes cast for approval of each nominee and 5,085,950 votes withheld. There were no broker non-votes.

          A vote of the stockholders was taken at the annual meeting on the proposal to approve an increase in the Company’s authorized shares from 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.  The proposal was approved by the stockholders, with 72,393,684 votes cast in favor of the proposal, 5,193,310 votes cast against the proposal, and 1,500 abstentions.  There were no broker non-votes.

          A vote of the stockholders was taken at the annual meeting on the proposal to approve the grant to Peter A. Lund of an option to purchase 5,750,000 shares of Company common stock as compensation for his service as Chairman of the Board of Directors of the Company.  The proposal was approved by the stockholders, with 72,314,156 votes cast in favor of the proposal, 2,369,515 votes cast against the proposal, and 495,600 abstentions. There were no broker non-votes.

          A vote of the stockholders was taken at the annual meeting on the proposal to approve the adoption of the Eos International, Inc. 2003 Stock Award and Incentive Plan.  The proposal was approved by the stockholders, with 70,056,359 votes cast in favor of the proposal, 171,410 votes cast against the proposal, and 4,951,500 abstentions. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	Exhibit No.		Title

	3(i)	**	Restated Certificate of Incorporation
	3(i)(A)	*	Certificate of Designations of Series D Preferred Stock of Eos International, Inc.
	3(i)(B)	*	Certificate of Designations of Series E Junior Convertible Preferred Stock of Eos International, Inc.
	3(ii)	*	Amended and Restated By-Laws
	31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.
**

Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003 and to Exhibit B of the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the SEC on April 21, 2003.

(b)	Reports on Form 8-K.

On May 22, 2003, the Company filed with the Commission a Current Report on Form 8-K reporting an event under Item 5 - Other Events and Regulation FD Disclosure.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS INTERNATIONAL, INC.

Date: August 14, 2003	By:	/s/ JAMES M. CASCINO

James M. Cascino President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ JACK B. HOOD

Jack B. Hood Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)