Form 10-KT
period 2003-09-30
EOS INTERNATIONAL INC
filed 2003-12-11
CIK 791398

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2003 to September 30, 2003

Commission File No. 0-15586

EOS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1373960
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

199 Elm Street, New Canaan, Connecticut 06840

(Address of Principal Executive Office, including Zip Code)

(203) 652-2525

(Registrant’s telephone number

including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

(Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $18,753,206.

As of November 10, 2003, 109,095,099 shares of the registrant’s common stock were outstanding.

EOS INTERNATIONAL, INC.

TABLE OF CONTENTS

Transition Report on Form 10-K

September 30, 2003

PART I

ITEM 1. BUSINESS

Forward-looking and Cautionary Statements

The following discussion should be read in conjunction with our financial statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. The words or phrases “can be,” “expect,” “may affect,” “may depend,” “believe,” “estimate,” “project,” “plan,” “intend,” “anticipate,” “will,” and similar words and phrases are intended to identify such forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties, and assumptions discussed in this report.

Factors that cause or contribute to these differences include those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report, in our quarterly reports on Form 10-Q, and in our other public filings, as well as (i) the uncertain effects of the volatile and competitive nature of the consumer products and direct selling industries, (ii) the uncertain effects of potential changes in domestic and foreign economic and market conditions, including foreign currency fluctuations, (iii) the impact of a failure by us to continue to attract and maintain relationships with our independent and hired sales forces, (iv) the uncertain effects of potential intellectual property or other claims, (v) the impact of a failure by us to successfully implement and execute our acquisition strategies, and (vi) the impact of a failure by us to raise additional sources of financing or capital to satisfy our operating expenses and working capital needs. All such forward-looking statements are current only as of the date on which such statements were made.

General

Eos International, Inc., a corporation incorporated in the State of Delaware in December 1984 under the name GHS Acquisition Corp. (“Eos”), is a holding company owning capital stock of product marketing companies focusing on direct sales of consumer products. Eos has two wholly-owned subsidiaries, Discovery Toys, Inc., a California corporation (“Discovery Toys”), and I.F.S. of New Jersey, Inc., a New Jersey corporation (“IFS”) acquired by Eos on January 14, 2003, and Eos holds an 85% interest in Regal Greetings & Gifts Corporation, an Ontario, Canada corporation (“Regal”).

All references to “we,” “us,” and “our” refer to Eos International, Inc. and its subsidiaries, unless otherwise specified.

Business Segment Information

Net revenues, segment profitability, identifiable assets, and other measures of segment reporting for each reporting segment are set forth in Note 16 to our Consolidated Financial Statements, which statements are included under Item 8 of this report. Each of our three operating subsidiaries constitutes a reporting segment.

Operating Subsidiaries

Discovery Toys is a multi-level marketer of approximately 200 educational products, including toys, games, books, and software. Discovery Toys sells its products to its network of approximately 30,000 independent sales representatives who in turn sell the merchandise primarily to friends, family, neighbors, and co-workers. Discovery Toys’ principal offices are located in Livermore, California and its geographic markets primarily encompass the United States and Canada.

Regal is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers, including stationery and household and giftware items. Regal sells its products to its network of over 400,000 independent sales representatives who in turn sell the merchandise primarily to friends, family, co-workers, and neighbors. Regal distributes merchandise to its independent sales representatives from its 42 representative service centers located throughout Canada as well as from its main warehouse in Mississauga, Ontario. Regal also sells merchandise via its internet website.

Acquisition of IFS. On January 14, 2003, we acquired all of the outstanding stock of IFS. The consideration paid for our acquisition of IFS was determined through arms’-length negotiation by only our independent board members and the majority stockholders of IFS. We shared certain common officers, directors and stockholders with IFS prior to the acquisition and we continue to share certain officers and directors following the acquisition. The purchase price consisted of 15,998,001 shares of our common stock and 1,000 shares of our Series E Junior Convertible Preferred Stock, which has since been converted into an aggregate of 11,000,000 shares of Eos common stock.

IFS sells product-based fundraising programs to schools throughout the United States and the Caribbean. School fundraising sponsors provide interested students with IFS products which they sell primarily to their friends, families and neighbors. IFS sells its products to its school fundraising sponsors at 30% to 50% off the aggregate retail price of the products sold by the students.

Direct Sales Industry Overview

Direct selling is the sale of a consumer product or service in a face-to-face manner that is not performed in a fixed retail location. Most direct sellers act as independent contractors. They work on their own schedules and their earnings are in direct proportion to their efforts. The strength of direct selling lies in its tradition of independence, service to consumers, and the entrepreneurial spirit. Direct selling provides accessible business opportunities to persons looking for alternative sources of income. A substantial majority of direct sellers are women, and most work in their direct selling businesses on a part-time basis. A very small percentage of direct sellers are employees of the companies whose products they sell. In many cases, direct selling opportunities develop into a fulfilling career for those who achieve success and choose to pursue their independent direct selling business on a full-time basis.

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

Consumer trends point to an increasing preference for the convenience of purchasing from direct sellers. Direct sellers assist consumers by bringing welcomed product variety directly to their doorstep in an efficient manner. This service is also beneficial for the growing elderly population, who often experience decreased mobility which restricts them from shopping extensively and frequently.

Our Product Lines

We operate three distinct direct selling companies: Discovery Toys, Regal and IFS.

Discovery Toys is a multi-level direct selling company offering approximately 200 educational products, including toys, games, books, and software. Discovery Toys sells its products to its network of approximately 30,000 independent sales representatives who in turn sell the merchandise to friends, family, neighbors and co-workers. Sales of educational toys accounted for over 80% of Discovery Toys revenue during each of the last three fiscal years.

Regal is one of Canada’s largest direct selling and mail order distributors of greeting cards, gift-wrap, and innovative household and giftware items, offering up to 3,300 unique products per year. Founded in 1928 as the Regal Stationery Company, Regal initially operated as a commercial printer of greeting cards, gift-wrap and stationery. Regal introduced its consumer mail-order operations in the 1940s. Regal sells its products to its network of over 400,000 independent sales representatives who in turn sell the merchandise to friends, family neighbors, and co-workers. Regal distributes merchandise to its independent sales representatives from its

42 representative service centers located throughout Canada as well as from its main warehouse in Mississauga, Ontario. Regal also sells merchandise via its internet website. Regal also sells its products to schools and non-profit organizations for fundraising programs.

IFS is one on the largest direct marketing firms that sells products-based fundraising programs to schools throughout the United States and Caribbean. In the school fundraising market, which represents 106,000 kindergarten through 12th grade (K-12) schools in the United States, IFS works with approximately 12,000 of these schools annually. IFS sells its products through two channels of distribution: (i) direct sales through a national sales force of over 180 employed and contract professionals, and (ii) through the Internet via its America’s Lemonade Stand e-commerce business. School fundraising sponsors provide interested students with IFS products which they sell to their friends, families and neighbors. IFS sells its products to its school fundraising sponsors at 30% to 50% off the aggregate retail price of the products sold by the students.

Discovery Toys

Products. Discovery Toys’ products consist of high quality educational toys, books, and software which are developed and designed in-house or sourced from independent designers or vendors. Sales of toys represent over 80% of Discovery Toys’ revenues. Products are tested to ensure educational quality, play value, durability and safety. Products are categorized by age level with a focus to grow a child’s natural interests, developmental level, and evolving learning style. Discovery Toys introduces approximately 80 new products each year. Discovery Toys also sells catalogues and business forms to its sales representatives.

Distribution. Discovery Toys’ products are sold to its independent sales representatives who in turn sell the products to their customers. Sales representatives are independent contractors or independent dealers, and are not agents or employees of Discovery Toys. Sales representatives use printed catalogues and live product demonstrations given at host parties to solicit product orders from their customers. Sales representatives collect money for their own account at the time of order or upon delivery. Sales representatives purchase new educational consultant kits for their product demonstrations. Discovery Toys uses a multi-level marketing plan to provide career opportunities to parents and others who are recruited as sales representatives while providing them the flexibility of being an independent sales representative.

Catalogues. Discovery Toys generally creates two major catalogues annually and sells over three million copies to its independents sales representatives. Discovery Toys also creates additional seasonal sales supplements. These catalogues are created by our in-house creative staff, which includes designers, writers and production personnel.

Product Sourcing. Products are sourced domestically as well as from Asia and Europe. Discovery Toys uses approximately 80 vendors for product sourcing. Substantially all foreign purchases are denominated in U.S. dollars. ABS plastics is the most used raw material in our product line and although pricing of this commodity fluctuates, we do not feel there are any significant current resource limitations regarding this material.

Order Fulfillment and Shipment. Products are shipped from Discovery Toys’ automated warehouse facility in Livermore, California. Orders and payments from sales representatives are received via phone, fax, mail, and internet, fulfilled from inventory by its automated line, and shipped to the sales representative or party host. Inventory is maintained at Discovery Toys’ central warehouse and inventory levels are adjusted seasonally to meet sales demands. As of September 30, 2003, the backlog of sales consisted of $426,000 of product orders received but not shipped compared to $236,000 at December 31, 2002. All fiscal 2003 orders were shipped during the first quarter of fiscal 2004.

Internet Strategy. In August 2002, Discovery Toys introduced its e-commerce web template (www.discoverytoysinc.com) which allows its sales representatives to each have a standardized but customizable web presence for accepting their customers’ orders. These websites are all linked to Discovery Toys’ home office. This system also supports toll-free direct phone ordering. Each direct phone order is assigned an independent sales representative for commission purposes.

Regal

Products. Regal offers a unique mix of affordable products in seven primary product categories: Home Decorative, Stationery, Kitchen Items, Home Functional, Special Use Accessories, Children’s Products, and Bathroom Items. Products range in price from $1.46 to $62.05 per item (approximately $2 to $85 CDN), with an average price point of $7.65 (approximately $10.50 CDN). Approximately 45% of merchandise offered each catalogue season is new, including new greeting card and gift wrap designs. Approximately 5% of the product line may be selected for customer personalization. Regal also sells a portion of its catalogues to its sales representatives.

Distribution. Substantially all of Regal’s sales are made to its network of independent sales representatives. Sales representatives are independent contractors or independent dealers, and are not agents or employees of Regal. Regal’s active registered sales representatives, that is, the number who have purchased in the prior twelve months, were in excess of 400,000 as of September 30, 2003. The majority of sales representatives are self-purchasers (meaning that they only buy for themselves). The remaining sales representatives resell Regal products to supplement family income or to support fund-raising activities for non-profit organizations. Sales representatives account for substantially all of Regal’s sales. Sales representatives are not required to satisfy any minimum sales targets, nor are they encouraged to actively recruit new sales representatives. Typically, 25% to 30% of active sales representatives have sold Regal’s products for less than one year. We believe that Regal has attracted a loyal sales representative following due to the low-pressure sales system, which is flexible, supportive, and family-oriented.

Sales representatives initiate their sales process by purchasing catalogues from Regal for distribution. Catalogues are sold to sales representatives on a sliding scale based on volume ordered and year-to-date earning level. Sales representatives use a variety of methods to distribute catalogues, including door-to-door catalogue drops and distribution at craft sales, flea market booths, recreational gatherings and in the workplace. Sales representatives collect orders from friends, family, neighbors and co-workers and then purchase the products directly from Regal at a discount. Regal collects payment from its sales representatives at the time of purchase or order. Regal offers payment terms of 40 days to its fundraising customers. The rate of discount depends upon a sales representative’s historical sales volume, with the majority of representatives receiving a 20% discount on merchandise. Sales representatives keep the difference between Regal’s published sale price and the discounted price. Sales representatives collect money from their customers for their own account at the time of order or upon delivery to their customers.

Catalogues. Regal produces six major catalogues per year via its in-house creative department and distributes over 10 million copies annually. Regal mails one copy of each catalogue free-of-charge to its sales representative. Sales representatives purchase additional copies to promote their individual sales. A typical catalogue features up to 700 unique products. Regal also produces special promotional flyers, usually in connection with the sale of excess inventory or leftover merchandise from the representative service centers. Catalogues are mailed only to Regal’s proprietary active registered sales representative list or in response to requests generated by Regal’s sales representative recruitment initiatives.

Product Sourcing. Regal purchases approximately 70% of its merchandise from independent trading agents selling products on behalf of Asian-based manufacturers. Approximately 20% of the items (mainly greeting cards and gift wrap products) are manufactured in-house and approximately 10% of all items are sourced in North America. All foreign purchases by Regal are made in U.S. dollars. Regal sources product from more than 40 vendors. Raw materials vary by product, with paper being a significant resource for the business.

Order Fulfillment and Shipment. Regal sells the majority of its product to its sales representatives at Regal’s 42 representative service centers. Payment is made by cash, check or credit card. Sales representatives can also send their orders and payments to Regal via phone, fax, mail, or the internet. Regal offers payment terms of 40 days to its fundraising customers. Products from orders received in this fashion are shipped from Regal’s main warehouse to its sales representatives. Regal maintains inventory at all of its 42 representative service centers and its main warehouse in Mississauga, Ontario. Inventories are adjusted to meet seasonal sales demand. Regal’s inventory includes more than 7,400 stock keeping units. Backlog consisting of orders received but not shipped were approximately $167,000 at September 30, 2003 and $12,000 at December 31, 2002. All fiscal 2003 orders were shipped in the first fiscal quarter of 2004.

Internet Strategy. Regal launched its Regal and Prime Deluxe websites (www.regalgreetings.com and www.primesdeluxe.com, respectively) in May 1999. The websites include the history of Regal, a comprehensive online catalogue, shopping capabilities for registered representatives, regional service center locations, a list of representatives, information on becoming a representative, and one-step registration for new representatives, as well as information on using Regal as a source of fundraising. Representatives can place online orders from any current catalogue and pay via credit card.

IFS

Products. IFS’ products consist of costume jewelry, calendars, posters, specialty gift items, seasonal items, and confectionery.

Distribution. IFS employs and contracts with over 180 direct sales staff throughout the United States and the Caribbean. This direct sales staff secures contracts with schools to utilize IFS fundraising programs. Students solicit orders and collect payment on behalf of the school fundraising sponsor from their friends, families and neighbors. IFS fundraising programs include incentive prize programs that provide students with toys, cash, electronics, and other age appropriate prizes.

Catalogues. Products are displayed in attractive color brochures and inserts that are designed in-house and through third parties. IFS provides the catalogues free of charge to the school fundraising sponsors. Students utilize the catalogues to secure orders on behalf of the fundraising sponsor.

Product Sourcing. Products are bought from domestic suppliers and directly from around the world. IFS’ custom jewelry line is manufactured in Asia.

Order Fulfillment and Shipment. Products are shipped from IFS’ warehouse facility in Benicia, California. Orders from school fundraising sponsors are received via phone, fax, mail, and internet, fulfilled from inventory, and shipped to the schools. IFS issues invoices to the school fundraising sponsors upon shipment and invoices are generally due 10 to 30 days after receipt of shipment. Fundraising sponsors remit their payments to a lockbox. Inventory is maintained at IFS’ central warehouse and inventory levels are adjusted seasonally to meet sales demands. Backlog consisting of orders received but not shipped and orders shipped but not received by the customer were approximately $965,000 at September 30, 2003. All fiscal 2003 orders were shipped in the first fiscal quarter of 2004.

Competition

The markets for consumer products and the direct selling industry are both highly competitive. Direct selling companies compete for products, customers, and sales representatives. Product-based fundraising companies compete for products and fundraising sponsors.

Discovery Toys competes in the over $20 billion annually North American toy market and competes for customers based on price and quality. Discovery Toys differentiates itself by offering a unique line of high quality educational toys. Regal competes in the Canadian value-priced consumer gift market and fundraising program market. Regal competes based on merchandising mix, value pricing, and convenience. IFS competes with fundraising companies based on product selection, price, and service.

We compete for consumer product revenues with traditional forms of retail, direct selling companies, catalogue and mail order companies, internet retailers, and fundraising companies.

Many of our competitors have longer operating histories, more experience in consumer products, significantly greater financial, product development and marketing resources, more liquid stock that can be used as a currency to acquire other companies, greater access to debt or equity capital, greater name recognition, and larger existing customer and independent sales force bases.

Traditional retail outlets account for the majority of sales in the toy and consumer product industries. Discount and specialty stores such as Wal-Mart, Toys R Us, and Zellers Inc. sell similar product lines and compete with Regal and Discovery Toys on a price and value basis.

Regal competes with specialty card stores, such as Hallmark and Carlton Cards, which operate retail outlets across Canada that provide a wide selection of cards, ribbons, and gift wrap. Regal products are sold for school and church fundraising programs in Canada. Regal competes with other fundraising companies, including QSP, Inc., Cherrydale, Sally Foster, and Third Wave Fundraising.

Discovery Toys competes with educational toy groups such as Leap Frog, Zany Brainy, and Imaginarium.

IFS competes with fundraising companies such as Kathryn Beich, Sally Foster, Great American Opportunities, Signature, Cherrydale and QSP, Inc., a subsidiary of the Reader’s Digest Association, Inc.

We compete with other direct selling companies for independent sales representatives on various levels, including but not limited to, earnings opportunity, product selection, program flexibility, and convenience. Avon Products, Inc., Tupperware Corporation, and Amway Corporation are among the largest direct selling companies with which we compete.

Seasonality

Our business is highly seasonal. Historically, revenues for the quarter ending December 31 constitute approximately 40% to 50% of annual revenues and substantially all of our net income has been realized during the quarter ending December 31. We believe this is the general pattern associated with other toy and gift distributors, and school fundraising companies. Discovery Toys, Regal, and IFS each have revolving lines of credit established with lenders to provide seasonal financing for their operations.

Foreign operations

We market our products primarily to customers in the United States of America and Canada. Revenues derived from customers located in the United States accounted for 53%, 39%, and 88% of total revenue for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. Revenues derived from customers located in Canada accounted for 46%, 61%, and 12% of total revenue for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. Revenues derived from customers located in Japan and the Caribbean accounted for 1% of revenue for the nine months ended September 30, 2003. Our acquisition of IFS, a New Jersey corporation on January 14, 2003 accounts for the large shift in revenues from Canada to the United States between 2002 and 2003. Our acquisition of Regal, an Ontario, Canada corporation, in December 2001 accounts for the large shift in revenues from the United States to Canada between 2001 and 2002. Discovery Toys had sales in Canada of approximately $1.9, $3.1 million and $2.7 million in the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively.

Significant customers

We enjoy a broad customer base and have no customers that represent more than 10% of our revenues.

Intellectual property, proprietary rights and domain names

We have obtained registration in the United States for certain of our tradenames and service marks, including “Discovery Toys” and the Discovery Toys logo and IFS’ “America’s Lemonade Stand” and the logo. “Regal Greetings and Gifts” is a registered tradename in Canada. In our opinion, the tradenames “Discovery Toys” and “Regal Greetings and Gifts” are of significant value because of their market recognition.

Research and development

Our expenditures for research and development were not material during the preceding three fiscal years.

Environmental compliance

Compliance with environmental regulations impacting our operations has not had, and is not anticipated to have, any material adverse effect upon our capital expenditures, financial position, or competitive position. We have no material estimated capital expenditures for environmental control facilities for the remainder of our current fiscal year or our succeeding fiscal year.

Employees

At September 30, 2003, we had 649 full-time employees consisting of five full-time employees of Eos, 78 full-time employees of Discovery Toys, 282 full-time employees of Regal, and 284 full-time employees of IFS. No employees are covered by collective bargaining agreements. We believe that our relationships with our employees are good.

ITEM 2. PROPERTIES

As of October 2003, Eos is headquartered at 199 Elm Street, New Canaan, Connecticut 06840, where it leases approximately 1,000 square feet of office space. The office lease is on a month-to-month basis. Management believes that these facilities are adequate for Eos’ needs. Prior to October 2003, Eos was headquartered at 888 Seventh Avenue, 13th Floor, New York, New York, 10106, where it leased approximately 2,400 square feet of office space. The original lease term for the New York headquarters expired in November 2002 and had been renewed on a month-to-month basis.

Discovery Toys occupies a 180,000 square foot leased facility at 6400 Brisa Street, Livermore, California. The facility contains both warehouse space of approximately 150,000 square feet for storage and distribution and 30,000 square feet of office facilities. In October 2003, Discovery Toys extended its lease agreement that was to expire in February 2004 for an additional five years through February 2009. Discovery Toys subleased 5,000 square feet of its storage and distribution facility to another tenant during the nine months ended September 30, 2003. Management believes that these facilities are adequate for Discovery Toys’ needs.

Regal occupies 44 locations in eight Canadian provinces. Regal is headquartered at 7035 Ordan Drive, Mississauga, Ontario in a 237,063 square foot leased facility. The lease expires in 2009. Regal also occupies an approximately 2,987 square foot leased facility in Quebec City, Quebec, which includes Regal’s French-language call center. There are 42 representative service centers in light industrial areas that average 7,000 square feet to supply representatives locally. The facilities total approximately 293,765 square feet and are all leased facilities. Management believes that these facilities are adequate for Regal’s needs.

IFS occupies a 141,000 square foot leased facility located at 5100 Park Road, Benicia, California. The facility contains both warehouse space of approximately 112,000 square feet for storage and distribution and 29,000 square feet of office facilities. The lease expires in October 2006. Management believes that these facilities are adequate for IFS’ needs.

ITEM 3. LEGAL PROCEEDINGS

On November 6, 2002, we received correspondence from counsel to the Post Effective Date Committee in the Chapter 11 proceedings of eToys, Inc. in relation to fees paid by eToys to Discovery Toys under a Merchandising and Promotion Agreement dated October 1, 1999. The letter requests repayment of approximately $1.2 million of fees paid under the contract as unearned. We have notified the counsel that eToys defaulted under the contract and forfeited such fees. We plan to vigorously defend our position, including the possibility of counterclaims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price of Common Stock

Eos common stock is reported on the OTC Bulletin Board under the symbol “EOSI.” The following table sets forth, for the periods indicated, the high and low bid prices per share of Eos common stock as reported on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2002	High	Low
First Quarter (January 1 – March 31)	$3.10	$2.95
Second Quarter (April 1 – June 30)	$3.00	$0.65
Third Quarter (July 1 – September 30)	$1.55	$0.45
Fourth Quarter (October 1 – December 31)	$0.70	$0.32

2003	High	Low
First Quarter (January 1 – March 31)	$0.55	$0.32
Second Quarter (April 1 – June 30)	$0.52	$0.25
Third Quarter (July 1 – September 30)	$1.70	$0.31

Historically, Eos common stock has not traded on a daily basis.

Holders

On November 10, 2003, the closing sale price of Eos common stock on the OTC Bulletin Board was $1.60 per share. There were 164 holders of record as of November 10, 2003. The total number of beneficial owners is estimated to be 1,000 as of November 10, 2003. As of November 10, 2003, 1,000 outstanding shares of Eos Series D Preferred Stock were issued and outstanding and were held by two holders of record.

Dividends

We have not declared or paid any cash dividends on Eos common stock. We intend to retain future earnings, if any, to fund the development and growth of our business. We are required to pay cash dividends upon redemption of Eos Series D Preferred Stock at 13% annually. These shares of Series D Preferred Stock were issued in January 2003 in connection with the repayment of our short-term bridge notes.

Prior to our July 2001 recapitalization, Discovery Toys did not pay cash dividends in the year ended December 31, 2001.

Recent Sales of Unregistered Securities

On September 29, 2003, Jose Ferreira, Jr. became the Chief Executive Officer and President of Eos pursuant to an employment agreement between Eos and Mr. Ferreira dated as of September 24, 2003. In connection with the Employment Agreement, as of September 29, 2003, we granted to Mr. Ferreira 10 million shares of Eos common stock, two million shares of which vested upon grant and the remaining eight million shares of which are to vest in equal portions on each of the first and second anniversaries of the date of grant, respectively, provided that Mr. Ferreira is Chief Executive Officer of Eos on such dates (subject to earlier vesting upon a change of control of Eos or the termination of Mr. Ferreira’s employment for certain reasons, all as set forth in the Employment Agreement).

Mr. Ferreira elected to defer the receipt of the two million shares vesting on the date of grant and, prior to the respective vesting dates, Mr. Ferreira may elect to defer receipt of the remaining eight million shares. Pending vesting or expiration of the deferral of the shares, the shares are held in trust, during which time voting rights with respect to the shares are exercised by the Compensation Committee of the Board of Directors of Eos. Mr. Ferreira may not dispose of any unvested or deferred shares for so long as they are unvested or deferred.

The grant was made as partial compensation for Mr. Ferreira’s service as our Chief Executive Officer and President of Eos in accordance with the terms of the Employment Agreement. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the fiscal years 1999 through 2002, based our previous fiscal year end of December 31, and the nine months ended September 30, 2003, our new fiscal year end. Also presented is comparable data for the nine months ended September 30, 2002.

(Dollars in thousands, except per share amounts)	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002	Year Ended December 31,			Jan. 15, 1999 to Dec. 1999(1)(2)
			2002	2001(1)	2000(1)
		(Unaudited)
Statements of Operations Data:
Revenues	$71,737	$52,148	$95,001	$44,280	$40,131	$39,673
Cost of revenues	37,445	29,759	51,639	25,920	24,190	23,407
Gross profit	34,292	22,389	43,362	18,360	15,941	16,266
Selling, warehousing and operations, and general & administrative expenses	50,066	30,215	42,216	18,150	16,546	15,831
Amortization of negative goodwill (3)(5)	—	—	—	(525)	(525)	(525)
Operating profit (loss)	(15,774)	(7,826)	1,146	735	(80)	960
Interest income (expense), net	(2,872)	(5,598)	(6,957)	(957)	(44)	(218)
Other income (expense) (4)	(20)	78	93	2,030	457	(10)
Provision for income taxes (benefit)	(888)	(1,303)	765	59	6	—
Minority interest benefit (expense)	1,065	501	(94)	(9)	—	—
(Loss) earnings before cumulative effect of change in accounting principle	(16,713)	(11,542)	(6,577)	1,740	327	732
Cumulative effect of a change in accounting principle (5)	—	3,674	3,674	—	—	—
Preferred dividends (6)	301	—	—	—	—	—
Net (loss) earnings attributable to common stockholders	(17,014)	(7,868)	(2,903)	1,740	327	732
Basic and diluted (loss) earnings per share before cumulative effect of change in accounting principle	$(0.19)	$(0.21)	$(0.12)	$0.04	$0.01	$0.02
Basic and diluted net (loss) earnings per share	$(0.19)	$(0.14)	$(0.05)	$0.04	$0.01	$0.02
Weighted average shares of common stock outstanding used in computing basic net earnings (loss) per share (7)	91,711	56,132	56,132	45,900	38,300	39,000
Weighted average shares of common stock outstanding used in computing diluted net earning (loss)per share (7)	91,711	56,132	56,132	46,007	38,300	39,000
Dividends per common share	$—	$—	$—	$—	$0.03	$—

	As of Sept 30, 2003	As of Sept 30, 2002	2002	As of December 31,		1999(1)
				2001(1)	2000(1)
		(Unaudited)
Balance Sheet Data:
Cash & cash equivalents	$928	$1,028	$8,358	$10,782	$10,927	$10,500
Restricted cash	715	—	—	—	—	—
Working capital (deficit) (8)	9,077	(5,363)	4,138	8,369	8,162	8,201
Total assets	70,678	40,286	41,750	43,008	16,824	16,895
Long-term debt	16,965	12,580	15,973	18,891	4,631	3,379
Long-term redeemable warrants	1,522	988	1,369	977	—	—
Redeemable Series D Preferred Stock	3,731	—	—	—	—	—
Stockholders’ equity (deficit)	5,829	(13,516)	(5,544)	(5,746)	352	1,537

(1)	Due to a reverse merger completed on July 18, 2001 between Eos and Discovery Toys, results for periods prior to that date reflect the financial position and operations of Discovery Toys only.
(2)	Prior to January 15, 1999, Discovery Toys was a division of Avon Products, Inc.
(3)	Results for 2001, 2000, and 1999 include amortization of negative goodwill in the amount of $0.5 million associated with the excess of the fair value of the net assets over the purchase price resulting from the recapitalization of Discovery Toys in January 1999.

(4)	Results for 2001 and 2000 include other income from a merchandising agreement with a former internet retailer of $2.1 million and $0.4 million, respectively. See Note 13 to Consolidated Financial Statements.
(5)	Results for 2002 include cumulative effect of a change in accounting principle of $3.7 million required in connection with our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires unamortized negative goodwill to be recorded as a cumulative effect of a change in accounting principle. As a result, results for 2002 no longer include amortization of negative goodwill. See Note 9 to Consolidated Financial Statements.
(6)	Results for 2003 include the accretion of dividends related to the liquidation preference of our redeemable Series D Preferred Stock issued on January 14, 2003 in connection with the refinancing of our short-term bridge notes.
(7)	Weighted average shares for 1999, 2000 and 2001 have been converted to reflect equivalent shares outstanding subsequent to the July 18, 2001 reverse merger.
(8)	Working capital is defined as current assets minus current liabilities. Results for 2002 include a $2.3 million liability for redeemable warrants.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

The following discussion should be read in conjunction with our financial statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. The words or phrases “can be,” “expect,” “may affect,” “may depend,” “believe,” “estimate,” “project,” “plan,” “intend,” “anticipate,” “will,” and similar words and phrases are intended to identify such forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties, and assumptions discussed in this report.

Factors that cause or contribute to these differences include those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report, in our quarterly reports on Form 10-Q, and in our other public filings, as well as (i) the uncertain effects of the volatile and competitive nature of the consumer products and direct selling industries, (ii) the uncertain effects of potential changes in domestic and foreign economic and market conditions, including foreign currency fluctuations, (iii) the impact of a failure by us to continue to attract and maintain relationships with our independent and hired sales forces, (iv) the uncertain effects of potential intellectual property or other claims, (v) the impact of a failure by us to successfully implement and execute our acquisition strategies, and (vi) the impact of a failure by us to raise additional sources of financing or capital to satisfy our operating expenses and working capital needs. All such forward-looking statements are current only as of the date on which such statements were made.

Overview

The following discussion and analysis refers to Eos International, Inc., a Delaware corporation, and its operating subsidiaries on a consolidated basis, including Discovery Toys, Inc., a California corporation, Regal Greetings & Gifts Corporation, a Canadian corporation, and I.F.S. of New Jersey, Inc., a New Jersey corporation. All references to “we,” “us,” and “our” refer to Eos International, Inc. and its subsidiaries unless otherwise specified. All references to “Eos” refer to Eos International, Inc. All references to “Discovery Toys” refer to Discovery Toys, Inc. All references to “Regal” refer to Regal Greetings & Gifts Corporation. All references to “IFS” refer to I.F.S. of New Jersey, Inc.

Eos is a publicly held holding company owning capital stock of product marketing companies focused on direct selling of consumer goods. On July 18, 2001, Eos acquired Discovery Toys in a reverse merger by which Eos acquired all of the outstanding common stock of Discovery Toys. On December 14, 2001, Eos acquired an 85% ownership interest in Regal. On January 14, 2003, Eos acquired all of the outstanding stock of IFS.

Effective January 1, 2003, we changed our fiscal year end for financial reporting from a calendar year end to the 12 month period commencing October 1 and ending September 30. As a result of this change, our Consolidated Statements of Operations and Comprehensive Earnings (Loss), Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity (Deficit) are presented for the nine months ended September 30, 2003 and each of the two previous calendar years ended December 31, 2002 and 2001.

As a result of the change in fiscal year end, for purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following comparative periods are presented and discussed:

•	Nine Months ended September 30, 2003 compared to Nine Months ended September 30, 2002; and

•	Twelve months ended December 31, 2002 compared to 12 months ended December 31, 2001.

All financial information presented in this discussion has been derived from our audited consolidated financial statements for the nine months ended September 30, 2003 and the 12 months ended December 31, 2002 and 2001, respectively, and our unaudited financial statements as of and for the nine months ended September 30, 2002. In the opinion of management, all adjustments made were necessary for a fair presentation of our financial position and operating results as of September 30, 2002 and for the nine months ended September 30, 2002. Our consolidated financial statements include the financial results of:

•	Eos for the transition period - nine months ended September 30, 2003, for the year ended December 31, 2002, and for the period from the date of the reverse merger with Discovery Toys, July 18, 2001, through December 31, 2001;

•	Discovery Toys for all periods;

•	Regal for the transition period - nine months ended September 30, 2003, for the year ended December 31, 2002, and for the period from the date of acquisition, December 14, 2001 through December 31, 2001; and

•	IFS from the date of acquisition, January 14, 2003 through September 30, 2003.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in our Consolidated Statements of Operations. Our Consolidated Statements of Operations for the nine months ended September 30, 2003 include the financial results of Eos, Discovery Toys, and Regal, as well as IFS for the period January 15, 2003 through September 30, 2003. Our Consolidated Statements of Operations for the nine months ended September 30, 2002 and the year ended December 31, 2002 include the financial results of Eos, Discovery Toys, and Regal. Our Consolidated Statements of Operations for the year ended December 31, 2001 include the financial results of Discovery Toys, Eos for the period July 18, 2001 through December 31, 2001, and Regal for the period from December 15, 2001 through December 31, 2001.

	Nine Months Ended September 30,		Year Ended December 31,
	2003	2002	2002	2001
Revenues	100%	100%	100%	100%
Cost of revenue	52	57	54	58

Gross profit	48	43	46	42
Operating expenses:
Sales and marketing	29	19	16	16
Warehousing and operations	15	17	13	8
General and administrative	26	22	16	17
Amortization of negative goodwill	—	—	—	(1)

Total operating expenses	70	58	45	40
Operating earnings	(22)	(15)	1	2
Interest (expense), net	(4)	(11)	(7)	(3)
Other income	—	—	—	5

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(26)%	(26)%	(6)%	4%

Segment Results

As of September 30, 2003, we operate three strategic business units that provide differing products using different direct sales forces: Discovery Toys, Regal and IFS. Discovery Toys, Regal and IFS are managed separately because each business unit requires different employee skills, product development and marketing strategies. We evaluate the performance based on profit or loss from operations. Overhead costs associated with Eos, which have consisted primarily of legal and accounting expenses, salary and related costs, directors and officers’ insurance, and board of director expenses, offset by management fees received periodically from its subsidiaries, are characterized as “Corporate.”

The following table sets forth the revenues, gross profit, and operating profit (loss) for (i) our Discovery Toys segment for all periods, (ii) our Regal segment for the nine months ended September 30, 2003 and 2002, for the year ended December 31, 2002, and for the period from December 15, 2001 through December 31, 2001, (iii) our IFS segment for the period January 15, 2003 through September 30, 2003, and (iv) our Corporate segment for the nine months ended September 30, 2003 and 2002, for the year ended December 31, 2002, and for the period from July 18, 2001 through December 31, 2001 (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2003	2002	2002	2001
		(Unaudited)
Discovery Toys:
Revenues	$19,608	$21,761	$39,760	$41,825
Cost of revenues	12,219	13,954	23,785	24,724

Gross profit	7,389	7,807	15,975	17,101
Gross margin	38%	36%	40%	41%
Operating expenses:
Sales and marketing expenses	4,414	4,478	6,603	6,941
Warehousing and operations	2,054	2,043	2,776	2,964
General and administrative expenses	4,423	4,938	6,693	6,286
Amortization of negative goodwill	—	—	—	(525)

Total operating expenses	10,891	11,459	16,072	15,666
Operating profit (loss)	$(3,502)	$(3,652)	$(97)	$1,435

Regal:
Revenues	$30,894	$30,387	$55,241	$2,455
Cost of revenues	16,053	15,805	27,854	1,196

Gross profit	14,841	14,582	27,387	1,259
Gross margin (%)	48%	48%	50%	51%
Operating expenses:
Sales and marketing expenses	6,019	5,365	8,357	346
Warehousing and operations	7,080	6,785	9,426	374
General and administrative expenses	6,299	5,649	7,280	353

Total operating expenses	19,398	17,799	25,063	1,073
Operating profit (loss)	$(4,557)	$(3,217)	$2,324	$186

IFS:
Revenues	$21,235	$—	$—	—
Cost of revenues	9,173	—	—	—

Gross profit	12,062	—	—	—
Gross margin (%)	57%	%	%	%
Operating expenses:
Sales and marketing expenses	10,383	—	—	—
Warehousing and operations	1,712	—	—	—
General and administrative expenses	4,415	—	—	—

Total operating expenses	16,510	—	—	—
Operating profit (loss)	$(4,448)	$—	$—	$—

Corporate:
General and administrative expenses	$3,267	$957	$1,081	$886

Operating loss	$(3,267)	$(957)	$(1,081)	$(886)

Total:
Revenues	$71,737	$52,148	$95,001	$44,280
Cost of revenues	37,445	29,759	51,639	25,920

Gross profit	34,292	22,389	43,362	18,360
Gross margin (%)	48%	43%	46%	41%
Operating expenses:
Sales and marketing expenses	20,816	9,843	14,960	7,287
Warehousing and operations	10,846	8,828	12,202	3,338
General and administrative expenses	18,404	11,544	15,054	7,525
Amortization of negative goodwill	—	—	—	(525)

Total operating expenses	50,066	30,215	42,216	17,625

Operating profit (loss)	$(15,774)	$(7,826)	$1,146	$735

Nine Months Ended September 30, 2003 (Audited) Compared to Nine Months Ended September 30, 2002 (Unaudited)

Revenues

We record revenues from product sales made to our independent sales representatives and to our fundraising sponsors net of the cash incentives and discounts earned by our independent sales representatives and our fundraising sponsors under our incentive bonus and discount plans and net of returns. Revenues at Discovery Toys and Regal include shipping and handling charges of $3,384,000 and $1,151,000, respectively, for the nine months ended September 30, 2003. Revenues at Discovery Toys also include catalogue sales and business form sales of $878,000 to its sales representatives for the nine months ended September 30, 2003. Revenues at Regal also include catalogue and paperwork sales of $897,000 for the nine months ended September 30, 2003 to approximately 6% of the sales representatives who order more than one catalogue per season.

Revenues at Discovery Toys, Regal, and IFS are highly seasonal. Historically, revenues recognized at Discovery Toys and Regal during the nine month period ending September 30 constitute approximately 55% of annual revenues, while revenues recognized at IFS constitute approximately 40% of annual revenues. Discovery Toys and Regal have historically recognized 40-50% of annual revenue in the three month period ending December 31 while IFS recognizes as much as 60% of annual revenue in the same period.

Revenues increased by $19,589,000, or 38%, from $52,148,000 for the nine months ended September 30, 2002 to $71,737,000 for the nine months ended September 30, 2003. This increase is primarily attributable to the $21,235,000 increase in revenues of IFS, which we acquired on January 14, 2003. Revenues of Regal increased by $507,000, or 2%, from $30,387,000 for the nine months ended September 30, 2002 to $30,894,000 for the nine months ended September 30, 2003. Revenues of Discovery Toys decreased by $2,153,000, or 10%, from $21,761,000 for the nine months ended September 30, 2002 to $19,608,000 for the nine months ended September 30, 2003.

Discovery Toys. The 10% decrease in Discovery Toys’ revenues for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily due to lower product sales and shipping revenues attributable to a 5% decline in the number of active sales representatives and a 10% decrease in the average number of orders received per active sales representative partially offset by a 5% increase in average order size. The decrease in product revenues was partially offset by reduced compensation incentives due to lower revenue volumes. New sales representatives are required to purchase kits to demonstrate products at host parties. The number of new sales representatives recruited in the nine months ended September 30, 2003 decreased by 31% compared to 2002 resulting in lower kit revenue for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002 despite a higher average kit price in 2003. Sales of new product kits to experienced sales representatives also declined in the nine months ended September 30, 2003 compared to the same period of 2002 consistent with the decline in the number of active sales representatives.

During 2002, Discovery Toys implemented its internet ecommerce web template online ordering system to allow its sales representatives’ customers the convenience of ordering online. This innovation, along with a decline in our sales representatives’ sales activity, resulted in a decrease in catalogue sales and business center sales to our sales representatives of $145,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Catalogue and business center revenue is expected to decline further in future years as more of our sales representatives access the internet and utilize online ordering systems maintained by our sales representatives.

Regal. The 2% increase in Regal’s revenues for the nine months ended September 30, 2003 compared to September 30, 2002 is primarily attributable to the increase in the foreign exchange rate between the Canadian and U.S. dollar. Revenues measured in Canadian dollars were down 7% for the nine months ended September 30, 2003 compared to September 30, 2002. Revenues generated by the 2002 Winter catalogues in the first calendar quarter of 2003 were lower than revenues generated by the 2001 Winter catalogue in the first calendar quarter of 2002 due to the timing of the mailing of the catalogues and the harsh winter conditions in 2003 which we believe resulted in lower than expected sales of early Spring catalogue merchandise. Revenues generated in the second calendar quarter of 2003 were stimulated by a blow-out flyer mailing in May 2003 advertising certain unsold Spring catalogue items. The Summer catalogue which launched June 15, 2003 achieved revenues that were 15% below the prior year, which we believe was due to product selection and unseasonably cool Summer weather that impacted sales of seasonal merchandise. The lower revenues generated by the Winter and Summer catalogues were partially offset by higher revenues from the sale of blow-out flyer products.

IFS. IFS revenues for the nine months ended September 30, 2003, including pre-acquisition revenues from January 1, 2003 to January 14, 2003, were $21,351,000 compared to historical pre-acquisition revenues for the nine months ended September 30, 2002 of $22,666,000, a decrease of $1,315,000, or 6%. This decrease is primarily attributable to the inclement weather experienced in much of the nation and the resulting school closures during the first calendar quarter of 2003. Average order size per student drops significantly in bad weather due to fewer sales opportunities to friends and families and to school closures resulting in less exposure to motivational programs. Revenues in the third calendar quarter of 2003 compared to 2002 were lower due to lower order counts in September 2003 compared to September 2002 which we believe is due to an overall decline in the school product-based fundraising industry for the current Fall semester.

Cost of revenues and gross profit

Cost of revenues consists of cost of products, printing costs of catalogues sold, and variable labor and freight charges. Discovery Toys sells all of its catalogues to its sales representatives while Regal provides one copy free of charge to all of its sales representatives and invoices them for multiple copies. Printing and mailing costs for sold catalogues are charged to costs of sales. IFS distributes its catalogues free of charge. Printing and mailing costs for catalogues which are distributed free of charge are classified as sales and marketing expense.

Our consolidated cost of revenues increased by $7,686,000, or 26%, from $29,759,000 for the nine months ended September 30, 2002 to $37,445,000 for the nine months ended

September 30, 2003, primarily due to the $9,173,000 increase in cost of revenues attributable to the acquisition of IFS on January 14, 2003. Cost of revenues at Discovery Toys decreased by $1,735,000, or 12%, from $13,954,000 for the nine months ended September 30, 2002 to $12,219,000 for the nine months ended September 30, 2003, corresponding to lower revenues of $2,153,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, as well as an increase in gross margin from 36% of revenues for the nine months ended September 30, 2002 to 38% of revenues for the nine months ended September 30, 2003. Cost of revenues at Regal increased by $248,000, or 2%, from $15,805,000 for the nine months ended September 30, 2002 to $16,053,000 for the nine months ended September 30, 2003, corresponding to higher revenues of $507,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Regal’s gross margin of 48% was unchanged between 2002 and 2003.

Consolidated gross margin increased from 43% of revenues for the nine months ended September 30, 2002 to 48% of revenues for the nine months ended September 30, 2003, primarily attributable to the large increase in higher margin revenues for IFS. Gross margin for the nine months ended September 30, 2003 for Discovery Toys, Regal and IFS was 38%, 48%, and 57%, respectively. The gross margins for the business segments differ due to their different business operating models. Discovery Toys and Regal sell their products to independent sales representatives. Incentives earned by these independent sales representatives are deducted from revenues. IFS employs a full-time sales force to secure fund-raising contracts with schools and non-profit organizations. Commissions earned by IFS sales personnel are classified as sales and marketing expense. IFS deducts cash incentive prizes paid to its fundraising sponsors and students from revenues. Regal’s higher margins compared to Discovery Toys are achieved through a lower mix of low margin shipping revenues; the majority of Regal product is distributed from the representative service centers which are classified as warehousing and operations expense while all of Discovery Toys’ products are shipped from its centralized warehouse.

The increase in gross margin of Discovery Toys from 36% to 38% for the nine months ended September 30, 2002 compared to 2003, respectively, is primarily due to higher discounting in 2002 on products to stimulate sales, including lower unit prices and higher unit costs for educational consultant kits to attract new sales representatives.

Gross margin at Regal remained steady at 48% of revenues for the nine months ended September 30, 2002 and 2003. Regal has increased product margins on both catalogue merchandise and obsolete product which has offset the impact caused by the reduced volumes from higher margined catalogue product.

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

Sales and marketing expenses increased $10,973,000, or 111%, from $9,843,000 for the nine months ended September 30, 2002 to $20,816,000 for the nine months ended September 30, 2003. This increase is primarily attributable to the $10,383,000 increase in sales and marketing expenses for IFS which was acquired on January 14, 2003. The sales and marketing expenses for Discovery Toys decreased by $64,000, or 1%, from $4,478,000 for the nine months ended September 30, 2002 to $4,414,000 for the nine months ended September 30, 2003 as Discovery Toys focused on cost control. Sales and marketing expenses for Regal increased by $654,000, or 12%, from $5,365,000 for the nine months ended September 30, 2002 to $6,019,000 for the nine months ended September 30, 2003 primarily attributable to the 9% increase in the foreign exchange rate between the Canadian and U.S. dollar. Regal also added additional marketing programs including a new promotional mailing targeted to certain sales representatives sent in mid-March 2003 and a new blow-out flyer sent in May 2003.

Warehousing and operations expenses

Warehousing and operations expenses consist primarily of the facilities and personnel and related costs for our warehouses and representative service centers.

Warehousing and operations expenses increased by $2,018,000, or 23%, from $8,828,000 for the nine months ended September 30, 2002 to $10,846,000 for the nine months ended September 30, 2003. This increase is primarily attributable to the $1,712,000 increase for the nine months ended September 30, 2003 of warehousing and operations expenses for IFS, which was acquired on January 14, 2003. Warehousing and operations expenses for Discovery Toys changed by only $11,000, or 1%, from $2,043,000 for the nine months ended September 30, 2002 to $2,054,000 for the nine months ended September 30, 2003. Warehousing and operations expenses for Regal increased by $295,000, or 4%, from $6,785,000 for the nine months ended September 30, 2002 to $7,080,000 for the nine months ended September 30, 2003, primarily attributable to the increase in the foreign exchange rate between the Canadian and U.S. dollar partially offset by lower temporary labor, supplies and freight expense.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related costs of our finance and administrative organizations, as well as professional fees, insurance and regulatory compliance costs and amortization of a customer list.

General and administrative expenses increased by $6,860,000, or 59%, from $11,544,000 for the nine months ended September 30, 2002 to $18,404,000 for the nine months ended September 30, 2003. This increase is primarily attributable to the $4,415,000 increase in general and administrative expenses for IFS, which was acquired on January 14, 2003, which includes $73,000 of amortization expense for franchisee relationships acquired in connection with our purchase of IFS. General and administrative expenses for Discovery Toys decreased by $515,000, or 10%, from $4,938,000 for the nine months ended September 30, 2002 to $4,423,000 for the nine months ended September 30, 2003, primarily due to savings in salary attributed to the open Chief Operating Officer position which was filled in September 2003, and a $250,000 payment for management fees made by Discovery Toys to Eos in 2002. General and administrative expenses for Regal increased by $650,000, or 12%, from $5,649,000 for the nine months ended September 30, 2002 to $6,299,000 for the nine months ended September 30, 2003, primarily attributable to $490,000 of stock-based compensation expense for options granted to Regal management. The expenses increased by $385,000 due to the increase in the foreign exchange rate between the Canadian and U.S. dollar. General and administrative expenses attributable to the operation of Eos increased by $2,310,000, or 241%, from $957,000 for the nine months ended September 30, 2002 to $3,267,000 for the nine months ended September 30, 2003. The increase is primarily due to $2 million of stock based compensation expense incurred in connection with a restricted stock grant to Jose Ferreira, Jr., our new President and Chief Executive Officer, and to a $250,000 payment for management fees received from Discovery Toys by Eos in 2002. We expect to incur $4 million of stock based compensation expense per year during fiscal years 2004 and 2005 in connection with the restricted stock grant made to Mr. Ferreira effective September 29, 2003. We also expect to incur $1.2 million and $1.1 million of salary and bonus expense in fiscal years 2004 and 2005, respectively, in connection with Mr. Ferreira’s employment agreement. Previously, Eos’ corporate expenses have not included any salary expense for a chief executive officer.

Interest expense, net

Interest expense consists of interest on notes payable and revolving lines of credit calculated at stated interest rates as well as non-cash interest expense including amortization of discounts on notes payable, increases in the value of redeemable warrants, and expense related to the modification of the warrants. These warrants had been issued to our former short-term bridge lenders. Interest income consists of interest earned on interest-bearing checking accounts and money market accounts. Net interest expense decreased by $2,726,000, or 49%, from $5,598,000 for the nine months ended September 30, 2002 to $2,872,000 for the nine months ended September 30, 2003 primarily as a result of the retirement of certain notes payable and warrants as discussed below.

On January 14, 2003, we exchanged our existing short-term bridge notes in the aggregate principal amount of $6.5 million plus accrued interest of $930,000 for $4.0 million in cash and an aggregate of 1,000 shares of our redeemable Series D Preferred Stock, which requires us to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that our Series D Preferred Stock is not redeemed. We may redeem the shares of Series D Preferred stock at our option, and under certain circumstances we are required to redeem the shares, including voluntary or involuntary liquidation, dissolution or winding up of the affairs of Eos. We reflect increases in the liquidation preference of our Series D Preferred Stock as a charge to income allocable to common stockholders. We also exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to our short-term bridge lenders for amended and restated warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share, resulting in a charge to interest expense of $1.2 million. On January 14, 2003, we acquired IFS and assumed a note payable of approximately $1.7 million which bears interest at a variable rate (5.0% at January 14, 2003 and September 30, 2003) and a line of credit of approximately $3.0 million which bears interest at a variable rate (4.75% at January 14, 2003 and September 30, 2003).

As a result of these transactions, interest expense for the nine months ended September 30, 2003 excludes interest expense of $641,000 calculated on the principal amount of the bridge notes, $958,000 of amortization of the discount on the bridge notes and $1,950,000 for increases in the put price over time of warrants issued to our bridge lenders which we recorded as interest expense in 2002, and includes $870,000 related to the incremental fair value of the warrants due to the repricing in January 2003, $122,000 of interest expense on an IFS note payable and line of credit assumed on January 14, 2003, offset by a $75,000 reduction attributable to the decrease in value of the warrants issued to RoyNat in connection with the acquisition of Regal. Interest income increased by $23,000, or 59%, from $39,000 for the nine months ended September 30, 2002 to $62,000 for the nine months ended September 30, 2003 due to higher cash balances.

Minority interest

We own approximately 85% of the outstanding equity of Regal. Minority interest represents MDC Corporation, Inc.’s 15% share of the net earnings (loss) of Regal as well as any changes in the valuation of put options held by MDC Corporation. For the nine-months ended September 30, 2003, minority interest benefit was $1,065,000 and was comprised of a $476,000 benefit for the decrease in the fair value of the put rights and a benefit of $589,000 representing MDC’s 15% interest in Regal’s loss for the nine months ended September 30, 2003. For the nine months September 30, 2002, minority interest benefit was $501,000, representing MDC’s 15% interest in Regal’s loss for the nine months ended September 30, 2002.

Income tax benefit

Income tax benefit consists of the income tax benefit of $2.1 million recognized by Regal on its Canadian loss before income taxes of $6.1 million for the nine months ended September 30, 2003 offset by income tax expense of $1.2 million resulting from the creation of a deferred tax valuation allowance of $1.2 million on the deferred tax assets assumed in connection with the acquisition of IFS on January 14, 2003. At January 14, 2003, we expected to file a consolidated tax return for Eos and Discovery Toys and a separate tax return for IFS and we assessed IFS’ separate past and expected future results of operation and determined that there was no need for a valuation allowance on the acquired deferred tax assets. Effective April 24, 2003, the Internal Revenue Service granted us permission to change our tax year from December 31 to September 30 retroactive to September 30, 2002. Eos, Discovery Toys, and IFS will file a consolidated U.S. federal tax return for the year ended September 30, 2003 and subsequent years. In April 2003, pre-tax income for the consolidated U.S. federal tax return for the period October 1, 2002 through September 30, 2003 was forecasted to be around zero as only a pro-rata portion of IFS’ pre-tax income would be included in the tax return. However, based on past operating history, we projected that the consolidated entity would have taxable income in future years and that no valuation allowance was needed on the IFS deferred tax assets. At September 30, 2003, we recorded a valuation allowance on the IFS deferred tax assets due to uncertainties related to our ability to generate future taxable income necessary to utilize these assets. Our U.S. deferred tax assets consist primarily of certain net operating loss carryforwards.

Income tax benefit decreased by $415,000, or 32%, from $1,303,000 for the nine months ended September 30, 2002 to $888,000 for the nine months ended September 30, 2003 primarily due to the $1.2 million deferred tax valuation allowance on acquired deferred tax assets offset by an increase in tax benefits of $812,000 at Regal due an increase in pre-tax loss of $1.4 million. Despite this increase in pre-tax loss, we expect that taxable income in the quarter ending December 31, 2003 will exceed the taxable losses for the nine months ended September 30, 2003.

Other income (expense)

Other income and expense primarily consists of gains and losses on foreign currency contracts at Regal and royalty income received by Discovery Toys for the use of the Discovery Toys logo. Other income (expense) decreased by $98,000 from other income of $78,000 for the nine months ended September 30, 2002 to expense of $20,000 for the nine months ended September 30, 2003. The decrease is due primarily to a decrease in royalty income at Discovery Toys.

Cumulative effect of a change in accounting principle

In July 2001, the Financial and Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

We adopted the provisions of SFAS No. 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, we recorded a benefit of approximately $3.7 million for the nine months ended September 30, 2002 from the write-off of unamortized negative goodwill on Discovery Toys’ books. We recorded this benefit as a cumulative effect of a change in accounting principle. We also recorded goodwill as part of the purchase price allocation in conjunction with our acquisitions of Regal on December 14, 2001 and IFS on January 14, 2003. In compliance with SFAS No. 142, we tested Regal’s goodwill for impairment during the second and fourth quarters of 2002 and we noted no impairment at that time. We expect to test Regal and IFS’ goodwill for impairment during the three months ending December 31, 2003.

Net earnings (loss) and other measures

Net loss increased by $8,845,000, or 112%, from the net loss of $7,868,000 for the nine months ended September 30, 2002 to a net loss of $16,713,000 for the nine months ended September 30, 2003. The primary reasons for the increased loss was the effect of the cumulative gain on change in accounting principle of $3,674,000 for the nine months ended September 30, 2002 and the increase in operating loss of $7,948,000, offset by a decrease in net interest expense of $2,726,000 and a decrease in income tax benefit of $415,000. The increase in operating loss was primarily comprised of operating loss of $4,448,000 for IFS, which was acquired on January 14, 2003, an increase in operating loss of $1,340,000 for Regal, and an increase in Corporate expenses of $2,310,000.

The number of shares used to calculate basic and diluted earnings per share (EPS) increased by 35,579,000, or 63%, from 56,132,000 for the nine months ended September 30, 2002 to 91,711,000 for the nine months ended September 30, 2003. This increase was due to the issuance on January 14, 2003 of 15,998,001 shares of Eos common stock to acquire IFS, the issuance on January 14, 2003 of 15,900,000 shares of Eos common stock in connection with our private equity offering, the conversion, effective May 21, 2003, of 1,000 shares of Series E Junior Convertible Preferred Stock issued in connection with our acquisition of IFS into 11,000,000 shares of our common stock, and the vesting on September 29, 2003 of 2,000,000 shares of restricted Eos common stock in connection our employment agreement with our new President and Chief Executive Officer. Due to the increase in the number of shares of Eos common stock, loss per share before cumulative effect of change in accounting principle decreased from $0.21 to $0.19 for the nine months ended September 30, 2002 and 2003, respectively, notwithstanding an increase in loss before cumulative effect of change in accounting principle of $5,171,000.

Net earnings (loss) for fiscal years ending September 30, 2004 and 2005 will be impacted by our employment agreement with our new President and Chief Executive Officer effective September 29, 2003. We expect to incur $4 million of stock based compensation expense per year during fiscal years 2004 and 2005 in connection with the restricted stock grant made to our new President and Chief Executive Officer effective September 29, 2003, compared to $2 million of stock based compensation expense for the nine months ended September 30, 2003. We also expect to incur $1.2 million and $1.1 million of salary and bonus expense per year during fiscal years 2004 and 2005, respectively, in connection with our employment agreement with our new President and Chief Executive Officer. Previously, Eos’ Corporate expenses have not included any salary expense for a chief executive officer.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues increased by $50,721,000, or 115%, from $44,280,000 for the year ended December 31, 2001 to $95,001,000 for the year ended December 31, 2002. This increase is primarily attributable to the $52,786,000 increase in revenues of Regal, which we acquired on December 14, 2001, from $2,455,000 for the year ended December 31, 2001 to $55,241,000 for the year ended December 31, 2002. Regal accounted for 6% of revenues for the year ended December 31, 2001 compared to 58% of revenues for the year ended December 31, 2002. Revenues of Discovery Toys decreased by $2,065,000, or 5%, from $41,825,000 for the year ended December 31, 2001 to $39,760,000 for the year ended December 31, 2002.

The 5% decrease in Discovery Toys’ revenues is attributable primarily to a $3.5 million decrease in product sales and shipping revenues attributable to a 3% decline in the number of active sales representatives and a 7% decline in the average number of orders received from active sales representatives from the year ended December 31, 2001 to the year ended December 31, 2002. Average order size increased slightly from the year ended December 31, 2001 to the year ended December 31, 2002. This decrease in product revenues was partially offset by reduced compensation incentives due to lower revenue volumes. New sales representatives are required to purchase kits in order to demonstrate products at host parties. Sales of kits are a primary measure of sales representative recruiting for us. Kit sales increased by almost $1 million in 2002 compared to 2001 in a continued effort to recruit new sales representatives by discounting the price of the new kits for the second year in a row. The number of new sales representatives recruited in 2002 increased by 20% compared to 2001. We believe that higher discounting led to increased purchases of the kit in 2002 as a result of the excellent product value included as part of the kit without generating new sales representatives that became active in selling for Discovery Toys. Sales of new product kits to experienced sales representatives declined by $300,000 in 2002 compared to 2001 consistent with the decline in the number of active sales representatives.

During 2002, Discovery Toys implemented its internet ecommerce web template online ordering system to allow its sales representatives’ customers the convenience of ordering online. This innovation resulted in a decrease in catalogue sales and business center sales to our sales representatives of $200,000 in 2002 compared to 2001. Catalogue and business center revenue is expected to decline further in future years as more customers access the internet. We expect that product sales via the internet will increase in the future and exceed the decrease in catalogue and business center sales.

Discovery Toys plans to grow its revenues by specifically targeting new markets for sales representatives and customers. Historically, Discovery Toys’ sales representatives have been stay-at-home mothers living in affluent areas. A key strategy is to attract mothers from the emerging Hispanic, African American and Asian populations in the United States. Discovery Toys is also targeting grandparents. We believe that Discovery Toys’ products are appropriate for special needs individuals and we will be focused on this new market segment. We will continue to focus on introduction of new recruiting programs and tools, making it easier for its sales representatives and their customers to do business with Discovery Toys, and to develop and introduce new products.

If Regal had been acquired on January 1, 2001, 2001 full year revenues for Regal would have been $54.4 million compared to 2002 revenues for Regal of $55.2 million, an increase of $800,000, or 1%. Revenues from product sales increased by $4.1 million from 2001 to 2002, primarily driven by increased sales by fundraising representatives using the gift catalogue published for the October through December period. Regal advanced the winter catalogue by one week providing additional sales opportunity during the Christmas season. These revenue increases were offset by a $2.1 million increase in sales incentives given to our representatives that is attributable to both the increase in revenues as well as the relative increase in sales by our Club Prestige sales representatives who receive higher product discounts. Promotional discounts increased by $400,000 due to increased marketing activity. The change in the foreign exchange rate between the U.S. and Canadian dollar negatively impacted revenues by $800,000.

Cost of revenues and gross profit

Consolidated cost of revenues increased by $25,719,000, or 99%, from $25,920,000 for the year ended December 31, 2001 to $51,639,000 for the year ended December 31, 2002, primarily attributable to the $26,658,000 increase in cost of revenues from the year ended December 31, 2001 to the year ended December 31, 2002, as a result of our acquisition of Regal on December 14, 2001. Cost or revenues at Discovery Toys decreased by $939,000, or 4%, from $24,724,000 for the year ended December 31, 2001 to $23,785,000 for the year ended December 31, 2002, corresponding to lower revenues of $2,065,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001, although gross margin declined slightly from 41% of revenues for the year ended December 31, 2001 to 40% for the year ended December 31, 2002. Consolidated gross margin increased from 41% of revenues for the year ended December 31, 2001 to 46% of revenues for the year ended December 31, 2002, primarily attributable to the large increase in higher margin revenues for Regal. Regal accounted for 6% of revenues for the year ended December 31, 2001 compared to 58% of revenues for the year ended December 31, 2002. Regal’s gross margin for the year ended December 31, 2002 was 50% compared to Discovery Toys’ gross margin of 40%. Regal’s higher margins are achieved through higher markup on products and minimal low margin shipping revenues as the majority of Regal product is distributed at the representative service centers which are classified as warehousing and operations expenses, offset by comparatively higher sales incentives that are classified as a reduction of revenue.

The decrease in gross margin at Discovery Toys from 41% of revenues for the year ended December 31, 2001 to 40% of revenues for the year ended December 31, 2002 is primarily due to higher discounting on products to stimulate sales, including lower unit prices for educational consultant kits to attract new sales representatives, offering 50% more free products to party hosts, the cost of which is included in cost of sales, and a promotional sale on new products not included in the new product kit.

Gross margin for Regal for the year ended December 31, 2002 was 50% compared to gross margin for the period from December 14, 2001 to December 31, 2001 of 51%. The slight decline from 2002 to 2001 is primarily due to lower margins achieved on shipping revenues.

Regal attempts to identify products that will allow for adequate markup to support earning opportunities for its sales representatives, provide excellent perceived value to its end customers, and support its margin requirements needed for the operation of its representative service centers (distribution centers) for the convenience of its sales force. Regal also sells products at its distribution centers that are not in its current catalogues as a method to reduce excess inventories and generate more sales activity at its distribution centers.

Sales and marketing expenses

Our sales and marketing expenses increased by $7,673,000, or 105%, from $7,287,000 for the year ended December 31, 2001 to $14,960,000 for the year ended December 31, 2002. This increase is primarily attributable to the $8,011,000 increase in sales and marketing expenses for Regal for the year ended December 31, 2002 which we acquired on December 14, 2001. The sales and marketing expenses for Discovery Toys decreased by $338,000, or 5%, from $6,941,000 for the year ended December 31, 2001 to $6,603,000 for the year ended December 31, 2002 as Discovery Toys continued to focus on cost control.

Warehousing and operations expenses

Warehousing and operations expenses increased by $8,864,000, or 266%, from $3,338,000 for the year ended December 31, 2001 to $12,202,000 for the year ended December 31, 2002. This increase is primarily attributable to the $9,052,000 increase in 2002 warehousing and operations expenses for Regal which was acquired on December 14, 2001. Warehousing and operations expenses for Discovery Toys decreased by $188,000, or 6%, from $2,964,000 for the year ended December 31, 2001 to $2,776,000 for the year ended December 31, 2002 as Discovery Toys continued to focus on cost control by subleasing some of its warehouse facility which reduced rent expense by $138,000 for the year ended December 31, 2002.

General and administrative expenses

General and administrative expenses increased by $7,529,000, or 100%, from $7,525,000 for the year ended December 31, 2001 to $15,054,000 for the year ended December 31, 2002. This increase is primarily attributable to the $6,927,000 increase for the year ended December 31, 2002 in general and administrative expenses for Regal which was acquired on December 14, 2001, which includes $1,282,000 of amortization expense for the acquired customer list and a $323,000 management fee paid to Eos by Regal, which in turn was paid by Eos to a related party for consulting services related to Regal. General and administrative expenses for Discovery Toys increased by $407,000, or 6%, from $6,286,000 in the year ended December 31, 2001 to $6,693,000 in the year ended December 31, 2002, which includes a $250,000 management fee paid to Eos by Discovery Toys, as well as severance paid to former executives of Discovery Toys. General and administrative expenses attributable to the operation of Eos represented $195,000 of the overall increase. Eos’ results for the year ended December 31, 2002 include a full 12 months of operating expenses compared to results for the year ended December 31, 2001 which excluded approximately six months of our operating expenses, or approximately $600,000 due to the effect of our reverse merger by which we acquired Discovery Toys on July 18, 2001. In addition to the $600,000 for six months additional expenses, Eos’ expenses were offset by a reduction in salary for our Chairman of the Board of $121,000, and management fees paid to Eos by Discovery Toys of $250,000. The inter-company management fees discussed above are eliminated in consolidation.

Amortization of negative goodwill

Amortization of negative goodwill represents the excess of the fair value of the net assets over the purchase price resulting from the recapitalization of Discovery Toys in January 1999. We were amortizing negative goodwill over a ten-year period using the straight-line method and we recognized $525,000 of income for amortization of negative goodwill for the year ended December 31, 2001. Due to the adoption of SFAS 142 on January 1, 2002, amortization ceased as of December 31, 2001. See cumulative effect of a change in accounting principle discussed above.

Net interest expense

Net interest expense increased $6.0 million, or 627%, from $957,000 for the year ended December 31, 2001 to $7.0 million for the year ended December 31, 2002. Of the $6.0 million increase, $3.7 million is attributable to interest expense and amortization of note discounts on debt to purchase Regal on December 14, 2001, $2.0 million of interest expense was recorded related to redeemable warrants issued in connection with the bridge notes issued by us in connection with the acquisition of Regal and $385,000 is attributable to the increase in value of the warrants issued to RoyNat in connection with the acquisition of Regal.

Net interest expense in the 12 months ending December 31, 2003 is anticipated to be approximately $2.9 million lower than the 12 months ended December 31, 2002 because of the retirement on January 14, 2003 of our short-term bridge notes in the aggregate principal amount of $6.5 million from a portion of the proceeds received from our sale of 15,000,000 shares of unregistered Eos common stock and from the issuance to the lenders of an aggregate of 1,000 shares of Eos Series D Preferred Stock. The retirement of our short-term bridge notes and related modifications will result in approximately $800,000 less interest expense attributable to the stated interest rate of the bridge notes, the exclusion of amortization of the discount on the bridge notes of $1.0 million, and the exclusion of interest expense from the change in the put rights of redeemable warrants of $2.0 million in the 12 months ending December 31, 2003. The incremental fair value of the warrant modification which amounted to approximately $0.9 million will be recorded as additional interest expense during the 12 months ending December 31, 2003.

Other income (expense), net

Other income (expense), net decreased by $1,937,000, or 95%, from $2,030,000 in the year ended December 31, 2001 to $93,000 in the year ended December 31, 2002. In the year ended December 31, 2001, we recognized $2.1 million of income associated with a merchandising agreement with a former internet company due to a default on the agreement whereby we recognized the full remaining unamortized amount of unearned revenue associated with the agreement. We recognized no other income related to this agreement in the year ended December 31, 2002.

Minority interest

Minority interest expense increased by $85,000, or 944%, from $9,000 in the year ended December 31, 2001 to $94,000 in the year ended December 31, 2002. Minority interest expense in the year ended December 31, 2002 was comprised of a $206,000 expense for the increase in the put rights issued to MDC offset by a $112,000 benefit representing 15% of Regal’s loss for the year ended December 31, 2002. Minority interest expense of $9,000 in the year ended December 31, 2001 was comprised of 15% of Regal’s earnings from the date of acquisition, December 14, 2001, to December 31, 2001.

Income tax expense

Income tax provisions of $765,000 were recognized in the year ended December 31, 2002 compared to $59,000 in the year ended December 31, 2001. The provisions for 2001 reflected $52,000 of taxes from Regal based on its status as a new corporation in Canada and recognition of a small pretax profit from the short period from the date of its acquisition to the end of the year. Discovery Toys and our tax provisions consist mostly of state minimum tax amounts for each of the years ended December 31, 2002 and 2001, as we had prior tax loss carry forwards that offset any significant taxable amounts.

A 100% valuation allowance has been recorded against $4.6 million of deferred tax assets associated with us as of December 31, 2002, including Discovery Toys which was our only U.S. subsidiary at that time. Historical earnings leads management to believe that realization of these assets is uncertain. Regal, a Canadian corporation, has gross deferred tax assets of $2.4 million. Management has established a $2.0 million valuation allowance against these assets. Management has estimated its valuation allowance after considering the nature of the future tax deductions, the timing of those deductions, and historical earnings.

Net earnings (loss) and other measures

Net earnings decreased by $4.6 million, or 271%, from $1.7 million for the year ended December 31, 2001 to a loss of $2.9 million for the year ended December 31, 2002. The primary reasons for the decrease were the increase in interest expense of $5.9 million related to interest expense, including debt amortization and increase in the put price of the redeemable warrants, on debt to purchase Regal on December 14, 2001, exclusion of other income of $1.9 million recognized in 2001 primarily related to the recognition of upfront payments previously deferred for a one-time merchandising agreement that was terminated in 2001 due to the default of the counterparty resulting from it declaring bankruptcy, exclusion of a benefit of negative goodwill amortization of $525,000 due to the adoption of SFAS 142, offset by inclusion of a $3.7 million gain from the cumulative effect of a change in accounting principle also due to the adoption of SFAS 142. Consolidated operating profit increased by $411,000, comprised primarily of $2.1 million contributed by Regal which was acquired on December 14, 2001, offset by a $1.5 million decrease in operating profit at Discovery Toys which was primarily due to lower revenues and gross margin, and a $195,000 increase in operating loss for Eos.

Our loss per share before minority interest and cumulative effect of change in accounting principle for the year ended December 31, 2002 was $(0.12) compared to earnings per share before minority interest and cumulative effect of change in accounting principle for the year ended December 31, 2001 of $0.04. Our loss per share for the year ended December 31, 2002 was $(0.05) compared to earnings per share of $0.04 per share for the year ended December 31, 2001.

Liquidity and capital resources

Cash and cash equivalents decreased by $7.5 million, or 89%, from $8.4 million at December 31, 2002 to $928,000 at September 30, 2003, primarily because cash used in operating activities of $19.0 million was partially offset by net cash of $11.9 million generated from financing activities.

Restricted cash increased by $715,000, from zero at December 31, 2002 to $715,000 at September 30, 2003. An agreement with our former short-term bridge lenders dated January 14, 2003 specifies that of the $3.5 million cash retained from our private equity offering of $7.5 million after repayment of our short-term bridge notes of $4.0 million, $1.2 million may only be utilized for specific purposes set forth in the agreement or for such other purposes as are requested by our board of directors and approved by our former short-term bridge lenders. We have utilized $485,000 of this restricted cash during the nine months ended September 30, 2003. We expect to utilize the remaining $715,000 by May 2004, and we have classified this restricted cash as a current asset.

At September 30, 2003, Eos on a standalone basis had positive working capital of $249,000 at September 30, 2003, comprised of $715,000 of restricted cash and approximately $165,000 of unrestricted cash, offset by accounts payable of $335,000 and other accrued liabilities of $533,000, consisting of related party balances for management fees, and estimated registration costs of $155,000 to be incurred in the three months ending December 31, 2003. Except for cash received from the sale of our securities, Eos has no separate source of cash other than payments received from our operating subsidiaries, and our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. Eos does not have any funds available to borrow under a line of credit. Management believes that Eos has sufficient unrestricted cash to fund its operations through December 31, 2003. Management is negotiating with PNC Bank, National Association (“PNC Bank”) to allow IFS to fund additional parent-company expenses.

We continue to explore how to restructure our lines of credit, long-term debt and Series D Preferred Stock. Our objectives are to eliminate restrictions that limit payments of cash for corporate overhead expenses from our operating subsidiaries to Eos, to provide additional working capital to Eos, to reduce our total short-term borrowing requirements by allowing intercompany cash transfers, to extend the maturities of our long-term debt and to replace our Series D Preferred Stock. We had retained an investment banking group in April 2003 and terminated the agreement effective October 2003. We cannot give any assurances that we will accomplish this restructure.

We are reviewing our management consulting agreements with related parties for possible future cost savings opportunities. We cannot assure that we will be successful in renegotiating these agreements.

There is uncertainty as to whether Eos can continue as a going concern due to lack of working capital at Eos and non-compliance with bank covenants as discussed further below. The report of our auditors on our consolidated financial statements as of September 30, 2003 contains a separate paragraph stating that substantial doubt exists about our ability to continue as a “going concern.” As discussed in Note 2 to the financial statements, uncertainty exists as to whether Eos will have sufficient working capital, whether Discovery Toys will be successful in receiving a waiver on bank covenants at September 30, 2003 and renegotiating covenants for the remainder of 2003 and 2004, and whether our other operating subsidiaries will be able to continue to comply with certain borrowing covenants during the fiscal year ending September 30, 2004. Should we be unable to secure additional financing for Eos or be in default of our debt agreements because of covenant violations, the lender could call the lines of credit. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing activities

On January 14, 2003, concurrent with the acquisition of IFS, we raised $7.1 million, net of cash issuance costs of $375,000, through a private equity offering of 15,000,000 shares of Eos common stock and we issued 900,000 shares of Eos common stock as a placement fee. We exchanged our short-term bridge notes payable totaling $6.5 million and accrued interest payable of $930,000 for an aggregate of $4.0 million in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which requires us to pay upon redemption a liquidation preference of $3.4 million plus an additional amount accruing at 13% per annum for each year that the Series D Preferred Stock is not redeemed ($301,000 for the nine months ended September 30, 2003). The fair value of the Series D Preferred Stock equaled its redemption value at January 14, 2003 and there was no gain or loss on extinguishment of debt. We may redeem the shares of Eos Series D Preferred stock at our option, and under certain circumstances we are required to redeem the shares, including voluntary or involuntary liquidation, dissolution or winding up of the affairs of Eos. Increases in the liquidation preference of Eos Series D Preferred Stock are reflected as a charge to income allocable to common stockholders. We also exchanged the old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share granted to our short-term bridge lenders in December 2001 for new amended and restated five year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the warrant holders’ put rights totaling $2,340,000 were eliminated. The eliminated put rights of $2,340,000 were recorded as a conversion to additional paid in capital.

During the nine months ended September 30, 2003, we made principal payments on our long-term debt of $1.6 million. At September 30, 2003, we owed principal and accrued interest payable on long-term debt of $22.6 million, including the remaining debt related to Discovery Toys totaling $4.2 million plus accrued interest, the remaining debt to acquire Regal totaling $17.2 million, and an IFS note payable of $1.2 million assumed in our acquisition of IFS. Payments becoming due under long-term notes payable for the fiscal year ending September 30, 2004 total $3.6 million. We are currently negotiating with PNC Bank to extend the term of the IFS note payable of $1.2 million which is currently due December 31, 2003. We believe that we will generate sufficient cash flows from operations to service these notes payable obligations due in the fiscal year ending September 30, 2004, provided we can avoid default on our line of credit agreements or are able to reset or obtain any necessary waivers from our lenders on certain financial covenants.

In August 2002, Eos had established an unsecured line of credit of $500,000 with JP Morgan Chase Bank. This line of credit was to expire on the earlier of August 19, 2003, or on demand. As of December 31, 2002, Eos had drawn funds against the line of credit of $500,000 with payments of interest due only. In January 2003, JP Morgan Chase Bank made a demand for repayment and on January 29, 2003, Eos repaid the line of credit with proceeds from our private equity offering and the line of credit expired.

Discovery Toys, Regal, and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, Discovery Toys and Regal have recognized approximately 40-50% of their annual sales revenues in the fourth calendar quarter and IFS has recognized up to 60% of its annual sales revenue in the fourth calendar quarter. Borrowings on our operating subsidiaries’ lines of credit increased from zero at December 31, 2002 to $15.0 million at September 30, 2003, which includes the $3.0 million balance on IFS’ line of credit assumed at January 14, 2003 plus a $12.0 million increase in borrowings on our subsidiaries’ lines of credit.

Under existing line of credit agreements and given borrowing base restrictions in effect on September 30, 2003, we had borrowed funds of $15.0 million and had additional funds available to borrow of $3.6 million, as follows: Discovery Toys had borrowed funds of $2.4 million and had available for no additional funds available for borrowing. Regal had borrowed funds of $4.2 million and had additional funds available for borrowing of $1.6 million. IFS had borrowed funds of $8.4 million and had funds available for borrowing of $2.0 million. Eos had no borrowings and funds available for borrowing. Due to the seasonal nature of our business, we expect to decrease Discovery Toys’, Regal’s and IFS’ borrowings under these lines of credit during the three months ending December 31, 2003. These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with their borrowing covenants. There can be no assurance that these operating subsidiaries will remain in compliance with their borrowing covenants or that their lenders will negotiate modified covenants to avoid default. In the future, should we be in default, our lenders could call the loans due and payable.

Discovery Toys is out of compliance with its borrowing covenants as of September 30, 2003. On December 3, 2003, we received an acknowledgement of default from PNC Bank confirming the occurrence of an Event of Default (as defined in the loan agreement) under Discovery Toys’ loan agreement with PNC Bank due to a failure by Discovery Toys to maintain the required Tangible Net Worth (as defined in the loan agreement) as of the three months ended

September 30, 2003. While PNC Bank has informed us that it does not intend to take any immediate action with respect to the Event of Default, upon an Event of Default, PNC Bank may, in its discretion, terminate the loan and declare the loan immediately due and payable. We are currently negotiating with PNC Bank to modify the covenants. Discovery Toys’ line of credit under its current agreement may not be sufficient to fund its operations for 2004 without revised terms. Failure to renegotiate revised terms could result in PNC Bank declining to provide seasonal financing in 2004. If an alternate source of financing could not be found, this could result in Discovery Toy’s bankruptcy. We can give no assurances that the bank will agree to the necessary modifications.

We expect that Regal will not be able to remain in compliance with certain financial covenant ratios required by its loan agreement with the Bank of Nova Scotia during periods of fiscal year 2004. Management is currently negotiating with the Bank of Nova Scotia for modification of these covenants for Regal to remain in compliance with its loan agreements. We can give no assurances that the bank will agree to such modifications.

In conjunction with the renegotiation of IFS’ note payable to PNC Bank, we are negotiating with PNC Bank to extend the term of IFS’ line of credit which expires December 31, 2003. We can give no assurances that the bank will agree to extend the line of credit.

Our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. On April 26, 2002, Discovery Toys entered into an amendment of its loan agreement with PNC Bank that permitted, among other things, Discovery Toys to pay funds to Eos for corporate overhead charges incurred by Eos in the amount of $300,000 in 2003, subject to certain conditions. In July 2002, Discovery Toys entered into an amendment of its loan agreement with PNC Bank that prohibits the payment of management fees payable to certain related parties and advances to Eos if such payments result in outstanding overadvances. The amendment also extends the term of Discovery Toys’ line of credit agreement to July 31, 2003. On March 17, 2003, Discovery Toys and PNC Bank amended this agreement and extended the term from July 2003 to December 2004 and provides for larger seasonal overadvances. In connection with this amendment, Discovery Toys incurred a $50,000 fee which is being amortized to income expense over remaining life of the line of credit. Discovery Toys did not make a payment to Eos during the nine months ended September 30, 2003 and we do not expect that Discovery Toys will be able to make a payment of $300,000 to Eos during the quarter ending December 31, 2003. Discovery Toys made a payment of $250,000 to Eos during the nine months ended September 30, 2002.

In November 2003, IFS received verbal agreement from PNC Bank to allow IFS to upstream $500,000 to Eos during the fiscal year ending September 30, 2004.

Operating activities

Negative cash flows from operations of $19.0 million for the nine months ended September 30, 2003 consist of the seasonal net loss of $16.7 million less non-cash expenses of totaling $3.5 million, and the conversion of $7.3 million of cash to working capital during the period. Non-cash expenses included depreciation of $2.0 million, stock based compensation related to employees of $2.5 million, and stock based compensation of $870,000 related to repricing of warrants. Inventory and prepaid expense levels (including catalogue costs) increased by $11.9 million, accounts payable decreased by $3.9 million, and accounts receivable decreased by $7.9 million from December 31, 2002 to September 30, 2003, consistent with the seasonality of the business. Negative cash flows for the nine months ended September 30, 2003 were $19.0 million compared to $14.6 million for the nine months ended September 30, 2002, primarily due to the inclusion of IFS from January 14, 2003 and the conversion of IFS’ cash to working capital during this period.

We expect to generate positive operating cash flows during the three months ending December 31, 2003 and March 31, 2004, respectively. However, there can be no assurances that future income will be sufficient to fund future operations. There can be no assurances that our operating subsidiaries will remain in compliance with their borrowing covenants through the next fiscal year. Our independent auditors indicated that substantial doubt exists as to our ability to continue to operate as a going concern in their report included in our 2003 Annual Report on Form 10-K due to uncertainty as to whether we will be able to continue to comply with certain of our borrowing covenants and fund Eos’ operating expenses.

Investing activities

Cash used in investing activities of $1.0 million consisted primarily of $949,000 for purchases of property and equipment, including an Enterprise Resource Planning (“ERP”) software project at IFS totaling $387,000 and computer equipment, and payments of acquisition-related costs of $155,000. We expect to complete the ERP project in the year ending September 30, 2004 and incur additional costs of approximately $360,000.

Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are as follows:

•	Revenue recognition and sales returns

•	Inventory valuation

•	Goodwill and other acquired intangible assets

•	Income taxes

•	Use of estimates

Revenue recognition and sales returns

Revenue is recognized when the product is delivered to our independent sales representatives and fundraising sponsors. Approximately 70% of Regal’s sales are made at representative service centers where delivery to its independent sales representatives occurs at the point of purchase. With respect to Discovery Toys’ sales and Regal’s non-service center sales, delivery generally occurs at the time of shipment, which is when legal title and risk of loss are transferred to their independent sales representatives. Each Discovery Toys’ sales representative signs a contract that states that legal title and risk of loss occurs at the time of shipment. Discovery Toy’s on-line order entry system also states these terms. With respect to Regal, under Canadian law, absent written terms to the contrary, legal title and risk of loss pass to the customer at shipment. Regal’s terms are silent on legal title and risk of loss and contain no contrary terms. With respect to IFS, delivery generally occurs at the time of customer receipt, which is when legal title and risk of loss are transferred to its fundraising sponsors. Discovery Toys and Regal record shipping and handling fees invoiced to their independent sales representatives as revenue. IFS does not charge shipping and handling fees to its fundraising sponsors. Discovery Toys and Regal also record revenue for catalogues and business forms that are sold to their independent sales representatives.

Independent sales representatives and fundraising sponsors have limited rights to return product orders, and we record provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience. We analyze returns and warranty balances, historical return trends, and specific product experience when evaluating the adequacy of our returns and warranty balances.

We use cash incentive and promotional coupon awards to incent our independent sales representatives and fundraising sponsors. Discovery Toys maintains an incentive bonus plan in which all its sales representatives participate. Under the plan, its sales representatives earn cash incentive awards based on individual and team sales performance and other benchmarks. Cash incentive awards are determined and recorded on a monthly basis as a reduction in revenue. Regal awards promotional coupons for product purchases to its sales representatives on a periodic basis. These awards are reflected as a reduction of revenues in the period the awards are earned. IFS offers cash incentives to its fundraising sponsors and students which are reflected as a reduction in revenues in the period the awards are earned.

Discovery Toys provide coupons to their sales representatives, their sales representatives’ customers, and party hosts that can be used towards future purchases of products. When coupons are provided in conjunction with the sale of products, Discovery Toys allocates the sales proceeds between the fair values of the products and the value of the coupon based on estimated redemption rates. Amounts attributable to the value of the coupon are deferred until the earlier of redemption of the coupon or expiration occurs. When coupons are provided as incentives to party hosts, Discovery Toys records the value of the coupon based on estimated redemption rates as a reduction in revenue and an increase to accrued liabilities.

Discovery Toys provides incentive trips to its top sales representatives. Expenses for these trips are classified as sales and marketing expenses. IFS provides non-cash cash prizes, including toys and electronics, to students achieving certain sales levels. The cost of these prizes is included in cost of revenues.

Inventory valuation

Inventories are stated at the lower of cost or market value. We record adjustments to the value of inventory based upon our forecasted plans to sell our inventories. We consider the age and sales history and characteristics of each product, as well as general economic conditions, competition, and consumer preference trends to establish our inventory valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demands or competitive conditions differ from our expectations. The allowance for inventory obsolescence was $2.4 million at September 30, 2003.

Goodwill and other acquired intangible assets

We assess the impairment of identifiable intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

In performing our review for recoverability of identifiable intangible and long-lived assets, we estimate the future cash flows expected to result from the use and eventual disposition of those assets. When we estimate the future cash flows from these assets, we use our judgment to determine the assumptions underlying the estimates. To determine revenue estimates, we assess the future market potential for our products and our expected product market share. Additionally, we make judgments about our future operating costs, interest rates, and our cost of capital as well as the economic life of the assets. Our judgments are based our management’s experience as well as consultation with external advisors. If the actual results differ from those estimates, the carrying amount of certain assets may not be recoverable. Net intangible assets and goodwill amounted to $15.8 million at September 30, 2003.

At least annually, we perform a review of the potential impairment of goodwill. In performing our review of the recoverability of goodwill, we compare the net book value of each reporting unit to its fair value after considering any impairment to identifiable intangibles and long-lived assets. We did not record any impairment charges upon completion of our transitional impairment review in the second quarter of 2002 and our annual test in the fourth calendar quarter of 2002. However, there can be no assurance that a review in the three months ending December 31, 2003 will not result in a material impairment charge. Goodwill amounted to $8.4 million at September 30, 2003.

Income Taxes

We account for income taxes using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” This involves estimating current tax expense and temporary differences resulting from the different treatment of items for tax and accounting purposes.

These differences result in deferred tax assets and liabilities. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income To the extent that recovery is not more likely than not, we establish a valuation allowance. We use our judgment to determine the amount of the income tax provision and any valuation allowance to be recorded against the deferred tax assets. At September 30, 2003, we have a valuation allowance of $6.8 million on our U.S. deferred tax assets of $6.8 million and we have a valuation allowance of $0.7 million on our Canadian deferred tax assets of $2.8 million.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where management makes estimates and assumptions include, but are not limited to, allowance for doubtful accounts, valuation allowance for deferred taxes, long-lived and intangible asset lives, valuation of redeemable warrants, and the establishment of sales and warranty returns. Management discusses the development, selection and disclosure of such estimates with the Audit Committee. Actual results could differ from those estimates, and such differences could be material and affect our results of operations reported in future periods.

We must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. We analyze accounts receivable balances, historical bad debt trends, current economic conditions, and specific experience when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2003, our allowance for doubtful accounts balance was $444,000.

In connection with our acquisition of Regal, we granted redeemable warrants to certain lenders from whom we obtained financing to acquire an 85% interest in the assets of Regal. The redeemable warrants issued to our former short-term bridge lenders gave them the right to purchase shares of our common stock from us at a fixed price or to sell the warrants back to us at prices defined in the agreement. The redeemable warrants issued to our mezzanine lender gave them the right to sell either the warrants to purchase shares of Regal common stock or the shares of Regal common stock received after exercise of the warrants to Regal at prices defined in the agreement based on a multiple of historical earnings or other factors. The minority stockholder of Regal has the right to sell (put) its interest to Regal at a price based on a multiple of the historical earnings of Regal. The redeemable warrants granted to our lenders and the put rights granted to the minority stockholder have been recorded at fair value of $1.5 million and $323,000 at September 30, 2003. The underlying valuations, which were determined through use of the Black Scholes Model, represent significant accounting estimates. The price at which the warrant holders and minority stockholder can sell their instruments back to us is a key variable in determining fair value with the Black Scholes Model. As the price in some instances is based, in part, on a multiple of the historical earnings of Regal, this variable, and therefore, our calculation of the fair value of these instruments is subject to change. Changes in the value of the warrants held by our short-term bridge lenders and the mezzanine lender are reflected as interest expense.

Changes in the value of the minority stockholder’s put rights are reflected as changes in the carrying value of the minority interest.

New Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements for a discussion of new accounting pronouncements and their potential impact on us.

Risk Factors

Our subsidiaries may experience defaults under bank loan agreements. Our independent auditors’ report expresses doubt about our ability to continue as a going concern.

Based on operating results for the nine months ended September 30, 2003 and due to the seasonality of our business, there is uncertainty as to whether our operating subsidiaries will remain in compliance with borrowing covenants related to their lines of credit throughout fiscal year 2004. If their lenders do not waive these possible defaults or agree to modify these borrowing covenants, our operating subsidiaries may not be able to meet their working capital requirements during their seasonal operating cycles or their lenders may accelerate the maturity of their lines of credits or loans and demand payment. Failure to negotiate satisfactory agreements with their lenders to meet the seasonal financing requirements of Discovery Toys, Regal, and IFS, or loan maturity acceleration, could result in the cessation of operations or an involuntary bankruptcy of one or more of our subsidiaries. Our independent auditors indicated that substantial doubt exists as to our ability to continue as a going concern in their report included in this Annual Report on Form 10-K.

Eos has limited cash available for operations.

As of November 10, 2003, Eos had cash, cash equivalents and restricted cash available to fund its operations through December 31, 2003. Eos expects to receive $500,000 from IFS before December 31, 2003 to fund operations in the first three months of 2004. Except for cash received from the sale of our securities, Eos has no separate source of cash other than cash payments received from our operating subsidiaries and our operating subsidiaries’ lenders prohibit or limit the amount of parent company expenditures that may be funded by the subsidiaries. Eos does not have any funds available to borrow under a line of credit. If we are not able to secure new corporate level financing, or to receive written approval from IFS’ lender, PNC Bank, to allow corporate overhead charges to be billed to IFS and paid to Eos similar to those negotiated for Discovery Toys by December 31, 2003, Eos will not have sufficient funds available for operations.

We are highly leveraged and may be unable to meet our future loan commitments. We may not have sufficient liquidity to continue to meet our obligations.

We are highly leveraged. At September 30, 2003, we owed principal and deferred interest payable on long-term debt and lines of credit of $22.6 million and $15.0 million, respectively, and the aggregate liquidation preference of our redeemable Series D Preferred

Stock was $3.7 million. Payments of principal and deferred interest payable due under long-term notes payable for the fiscal year ending September 30, 2004 total $4.0 million. We believe that we will generate sufficient cash flows from operations to service these notes payable obligations due in the fiscal year ending September 30, 2004, provided we can avoid default on our credit agreements. We will require additional financing before December 31, 2004 to meet our long-term debt requirements and we may not be able to obtain the financing or obtain it on terms which we find to be acceptable. We cannot assure that we will be successful in restructuring our debt. Without additional financing, we may be forced to cease operations. In addition, our business strategy is dependent on our ability to complete acquisitions to leverage complementary businesses. These acquisitions may require additional financing. We cannot assure that we will obtain this additional financing.

Our businesses are negatively affected by lack of consumer confidence.

Consumer confidence is unfavorably impacted by negative economic conditions, threat of terrorism, war and other factors. Lack of consumer confidence results in lower consumer purchasing, and lower numbers of host parties where our independent sales representatives demonstrate and sell our products.

Our subsidiaries have experienced decreases in revenues in recent fiscal periods and may experience decreases in future fiscal periods.

For the nine months ended September 30, 2003, Discovery Toys experienced a decline in revenues of 10% compared to the nine months ended September 30, 2002. For the same periods, Regal experienced a 7% decline in revenues, excluding the favorable increase in the foreign exchange rate between the Canadian and U.S. dollar. IFS, which we acquired on January 14, 2003, experienced a decline in revenues of 6% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. We cannot assume that we will not continue to experience decreased revenues in the future.

The consumer products market and the direct selling industry are both highly competitive. We may not be able to compete successfully against current and future competitors.

Many other companies market toys, consumer products and fundraising programs. We compete for revenues with traditional forms of retail, direct selling companies, catalogue and mail order companies, internet retailers and other types of fundraising companies. We compete with other direct selling companies for products, customers, and sales representatives. Some of our competitors and potential competitors have longer operating histories, greater brand recognition, larger customer bases and greater financial and other resources with which to improve and aggressively market their products and to attract independent sales representatives. Our competitors and potential competitors may develop and market competing products and fundraising programs more effectively than we do. If we are unable to successfully compete, our business, operating results, and financial condition would be materially harmed.

Many of our products are sourced from foreign markets including Asia.

We can provide no assurance that situations will not arise that could interrupt our ability to source our products. Due to the outbreak of Sudden Acute Respiratory Syndrome (SARS) in Asia in 2003, we had suspended our buying trips to Asia for a few months, which may impact our ability to identify new products which are required to achieve sales projections for the quarter ending December 31, 2003. This would have a material adverse effect on our business, financial condition, and results of operations.

We may not be successful in implementing our business strategy.

Our current strategy is to acquire and grow consumer product companies with an emphasis on direct selling. We cannot assure that we will be successful in executing this strategy. These risks include our ability to identify and complete appropriate future acquisitions; successfully integrate completed acquisitions; manage the cost of pursuing and completing acquisitions; raise financing to meet the cash needs for the acquired companies; achieve profitability and revenue growth in the acquired companies; and attract, retain and motivate qualified management and other personnel. If we are unable to successfully execute future acquisitions, this would have a material adverse effect on our business, financial condition, and result of operations.

We may not be able to continue to recruit and maintain our independent and hired sales forces.

We rely on growth and maintenance of both our independent and hired sales forces to provide revenue generation. We cannot assure that we will be able to maintain these sales forces at their existing levels or grow these sales forces beyond their current levels. We have experienced a recent decline in the number of independent sales representatives at Discovery Toys. If we are unable to continue to recruit and maintain such individuals, this would have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to continue to identify, develop and provide acceptable products for our customer markets.

We must continue to provide consumer products that are desirable to purchase and introduce new products to support revenue generation. We cannot assure that our new products will be accepted in the marketplace or that our existing products will continue to be accepted in the marketplace. If our products are not accepted, this would have a material adverse effect on our business, financial condition, and results of operation.

We could face product liability claims that could have a material adverse effect on our business and results of operations.

Our products are designed for use by consumers, including children. We cannot assure that the use of our products will not give rise to product liability claims that could have a material adverse effect on our business, financial condition, and results of operations.

Damage to our distribution facilities could have a material adverse effect on our business and results of operation.

Discovery Toys, Regal, and IFS each have a single warehouse facility equipped with packing and mailing equipment for distribution of product, and we have no present intention of establishing additional distribution centers in other locations. A fire, earthquake, or other disaster could destroy these distribution facilities. Any significant damage to our distribution facilities could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our key personnel.

Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly our Chairman and our Chief Executive Officer. If one or more of our key personnel become unable or unwilling to continue in their present positions, our business could be materially harmed. We do not maintain “key man” life insurance on any of our executive officers. The loss of services of any of our key personnel, whether through resignation or other causes, or the inability to attract qualified personnel as needed could prevent us from adequately executing our business strategy.

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

Tax and employment laws and regulations directly applicable to the status of independent sales representative could change the economics of our business model. These laws and regulations could expose us to compliance costs and substantial liability, which could materially harm our business, operating results, and financial condition.

Our governing documents contain certain exculpatory and indemnification provisions relating to our directors and officers.

Our amended and restated certificate of incorporation contains provisions that exculpate or limit the liability of our directors and officers for monetary damages for breach of fiduciary duty in certain circumstances. In addition, our by-laws contain provisions which obligate us in most circumstances to indemnify each of our directors and officers against liabilities and expenses incurred in defending any actual or threatened lawsuit arising out of the performance of an officer’s or director’s duties. The protections afforded to the directors and officers will make it more difficult to obtain damages from a director or officer if that person breaches fiduciary duties to us.

We are unlikely to pay dividends. As a holding company, Eos’ ability to pay dividends and meet its other obligations depends on the ability of our subsidiaries to pay fees or dividends to Eos.

We do not intend to declare or pay any cash or other dividends to the holders of our common stock in the foreseeable future. The terms of our Series D Preferred Stock restrict the payment of certain dividends and distributions to holders of our common stock and to holders of our preferred stock ranking junior to our Series D Preferred Stock.

Eos is a holding company generating no revenues independent of amounts received from our subsidiaries. Eos’ significant asset is the outstanding capital stock of our operating subsidiaries. As a result, except for cash received from the sale of our securities, Eos is totally dependent on dividends and other distributions, such as management fees, from our subsidiaries to pay dividends on our common stock or on any preferred stock we may issue, and to meet our other obligations. The ability of our subsidiaries to both pay dividends to Eos and to otherwise make distributions to Eos could be restricted as a result of their capital structure, decisions of their boards, availability of funds, contractual restrictions to which our subsidiaries may be subject and any applicable legal restrictions. Our subsidiaries have agreements with their lenders that prohibit or limit cash being advanced to Eos to meet our corporate overhead cash requirements.

You should use caution in evaluating our forward-looking statements.

Statements in this transition report other than statements of historical information are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution investors that forward-looking statements are inherently uncertain. Our actual performance and results may differ materially from projected or suggested results due to certain risks and uncertainties including, without limitation, the risks set forth above. These risk factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown and unpredictable factors could also have a material adverse effect on our future results.

Our stock is not listed or quoted on a national securities exchange or association.

Our common stock currently trades on the OTC Bulletin Board and is neither listed on a national securities exchange nor quoted on an automated quotation system of a national securities association. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of our company among potential investors, may adversely affect the liquidity of our shares, and can have an effect on our ability to raise additional funds.

The market for our common stock may be limited.

The average daily trading volume of our registered common stock on the OTC Bulletin Board was approximately 14,000 shares from March through September 30, 2003, and we have had some days with no trading. We cannot assure that trading volumes will increase to a consistently higher level or that holders of our shares will be able to sell their shares in a timely manner or at all.

You may experience dilution of your shares.

We plan to continue to explore, and may complete, acquisitions using primarily equity as an acquisition currency. If we are successful in completing acquisitions in this manner, it will require the issuance of additional shares which could result in substantial dilution of your holdings.

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

Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. suppliers by Regal, our Canadian subsidiary. Currently, approximately 70% of Regal’s inventory purchases are denominated in U.S. dollars. At September 30, 2003, current liabilities of $196,000 related to inventory purchases were denominated in U.S. dollars.

Since Regal’s functional currency is the Canadian dollar, changes in the rate of exchange between the Canadian dollar and the U.S. dollar can affect Regal’s reported results of operations in the following two ways:

1) Gains and losses resulting from the remeasurement of payables denominated in U.S. dollars at period-end exchange rates are recorded in our results of operations; and

2) A portion of Regal’s cost of goods sold is denominated in the US dollar and Regal’s revenues are denominated in the Canadian dollar. As a result, a decrease in the value of the Canadian dollar would result in a decrease in our reported gross margin from sales.

To mitigate these risks, Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its non-Canadian balance sheet. We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. However, we do not qualify for hedge accounting in accordance with SFAS No. 133. Accordingly, gains and losses on hedge contracts are recorded as other income (expense) based on fair value of the contracts. We have not designated any of our forward currency exchange contracts as hedges.

At December 31, 2002, Regal had no outstanding forward currency exchange contracts outstanding and therefore no notional value on contracts to buy U.S. dollars and had no fair value as of December 31, 2002. For the year ended December 31, 2002, Regal realized no net effect to other income from changes in the fair value of its forward currency exchange contracts. During the nine months ended September 30, 2003, Regal entered into forward currency exchange contracts to buy U.S. dollars. During the nine months ended September 30, 2003, Regal realized no net effect to other income from changes in the fair value of its forward currency exchange contracts. At September 30, 2003, Regal had no forward currency exchange contracts outstanding to buy U.S. dollars.

A hypothetical 10% decrease in the value of the Canadian dollar at September 30, 2003 would have had an adverse impact on our reported results of operations of approximately $20,000 related to the remeasurement of payables denominated in U.S. dollars, net of estimated mitigating effects of forward currency exchange contracts outstanding. This same hypothetical 10% decrease in the value of the Canadian dollar at September 30, 2003 would not have had a significant negative effect on our reported gross margin since the majority of our sales for the nine months ended September 30, 2003 were of inventory purchased in earlier periods.

Our forward currency exchange contracts involve counterparty risk. The counterparty to these contracts is the Bank of Nova Scotia, with regard to which we believe that there is no significant default risk involved.

Interest rate risk

Our long-term debt has a fair value, based on current interest rates, of approximately $20,880,000 at September 30, 2003. Fair value will vary as interest rates change. The following table presents the aggregate maturities and historical cost amounts of the debt outstanding and related weighted-average-interest, stated rates by maturity dates at September 30, 2003:

Year ending September 30,	U.S. Dollar Fixed-Rate Debt	Average Interest Rate	U.S. Dollar Variable-Rate Debt	Average Interest Rate	Canadian Dollar Fixed-Rate Debt	Average Interest Rate	Canadian Dollar Variable- Rate Debt	Average Interest Rate
2004	—	—	$1,211,000	5.0%	$333,000	12.00%	$2,036,000	7.50%
2005	$4,183,000	4.64%	—		444,000	12.00%	2,221,000	7.50%
2006	—		—	—	444,000	12.00%	2,221,000	7.50%
2007	—	—	—	—	8,991,000	9.20%	556,000	7.50%

Total	$4,183,000	4.64%	$1,211,000	5.0%	$10,212,000	9.54%	$7,034,000	7.50%

Contractual obligations

We have contractual obligations to make future payments under lines of credit, long-term notes payable, and non-cancelable lease agreements. The following table sets forth these contractual obligations assuming no events of defaults or covenant violations take place (in thousands):

	Fiscal Years Ending September 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Lines of credit	$15,038	—	—	—		—	$15,038
Long-term notes payable	3,580	6,848	2,665	9,547		—	22,640
Minimum rental commitments	3,972	3,905	3,624	2,358	1,913	1,674	17,446
Redeemable warrants (1)	—	—	—	965	—	—	965
Minority interest put rights (2)	—	—	—	1,520	—	—	1,520
CEO salary and guaranteed bonus	750	600	—	—	—	—	1,350
CEO guaranteed payment (3)	—	650	—	—	—	—	650

(1)	Computed by multiplying 11,000 shares times the strike price of the warrants of $87.76 ($118.53 CND) at September 30, 2003, calculated based upon 5 times the average of the latest two year’s EBITDA.
(2)	Computed by multiplying 13,350 shares times the strike price of the warrants of $113.90 ($153.83 CND) at September 30, 2003, calculated based upon 5.5 times the average of the latest two fiscal year’s EBITDA.
(3)	Guaranteed payment will be reduced by potential performance bonuses of $450,000 to be paid for each of fiscal years ending September 30, 2004 and 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are included in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. We believe that our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

Changes in internal control over financial reporting

We have a process designed to maintain internal control over financial reporting to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the nine month period ended September 30, 2003, there were no significant changes to our internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PETER A. LUND

Peter A. Lund, 62, a private investor and media consultant, has served as a member of our Board of Directors since 1999 and as Chairman of our Board of Directors since 2001. Mr. Lund serves as a member of our Executive Committee, Acquisition Committee, and Nominating Committee. Mr. Lund served as our Chief Executive Officer from May 2000 until August 2001. Prior to that Mr. Lund had been President and CEO of CBS Inc. where he spent 18 years in a variety of positions including President, CBS TV and Cable, President, CBS Television Network, President, CBS Television Stations, President, CBS Sports and Vice President/General Manager of television stations in Chicago and New York. Mr. Lund had also been the President of Multimedia Entertainment Co. Mr. Lund currently serves as a member of the Board of Directors of Hughes Electronics Corp., Emmis Communications Corp. and Crown Media Holdings, Inc., all publicly traded companies. Mr. Lund is also a member of the Board of Trustees of the University of St. Thomas.

JOSE FERREIRA, JR.

Jose Ferreira, Jr., 47, has served as our President and Chief Executive Officer and a member of our Board of Directors since September 2003. Mr. Ferreira has been and continues to be the President and Chief Executive Officer of the Woodclyffe Group, LLC, a management consulting and interim management company founded by Mr. Ferreira, since February 2001. Prior to founding the Woodclyffe Group, Mr. Ferreira had been employed by Avon Products, Inc., a direct seller of personal care and other products, since January 1980. During his tenure at Avon Products, Mr. Ferreira held various key positions, including Chief Operating Officer International and New Business Development and a member of the Board of Directors from December 1999 through January 2001, Executive Vice President and President of Europe, Asia and Africa from December 1998 to December 1999, and Executive Vice President and President of Asia Pacific from 1995 to 1998. Mr. Ferreira received a B.S. degree from Central Connecticut University and an M.B.A. Degree in Finance and International Business from Fordham University. Mr. Ferreira currently serves as a member of the Board of Directors of Nu Skin Enterprises, Inc.

JAMES M. CASCINO

James M. Cascino, 52, has served as our Corporate Executive Vice President since September 2003 and has served as a member of our Board of Directors since August 2001. Mr. Cascino served as our President and Chief Executive Officer from August 2001 to September 2003. Mr. Cascino serves as Chairman of the Board of our Regal Greetings and Gifts Corporation subsidiary. Mr. Cascino has served as Chief Executive Officer of Discovery Toys since January 1999 and has also served as President and Chief Executive Officer of our I.F.S. of New Jersey, Inc. subsidiary since 1997. Before being named Chief Executive Officer of IFS, Mr. Cascino had served as Senior Vice President of Sales and Marketing at IFS since February 1987. Prior to joining IFS, Mr. Cascino served in a number of sales and management positions at Avon Products Inc., HBO & Company, the Cystic Fibrosis Foundation and Mercer University. Mr. Cascino received an A.B. degree from Mercer University.

ANTHONY R. CALANDRA

Anthony R. Calandra, 61, has served as a member of our Board of Directors since July 2001. Mr. Calandra has been President of McGuggan, LLC, since 1995. Prior to such time, Mr. Calandra had served as President of Artegraft, Inc. and President of Redi Mail Direct Marketing, Inc. Mr. Calandra also serves as the Chairman of the Board of Artegraft, Inc. and a member of the Board of Directors of Medcon Financial and Gettoner.com.

JONATHAN C. KLEIN

Jonathan C. Klein, 45, has served as a member of our Board of Directors since July 2001 and serves as a member of each of our Nominating Committee, Audit Committee, and Compensation Committee. Mr. Klein is the President and Chief Executive Officer of The FeedRoom, a company he founded in 1998. From 1996 to 1998, Mr. Klein served as Executive Vice President, CBS News. Prior to such time, Mr. Klein was a news and documentary producer for CBS News, where he pioneered new forms of storytelling as the creator of the innovative cinema verite series, “Before Your Eyes.” During his tenure at CBS News, Mr. Klein won multiple Emmy and Peabody Awards and the Columbia-Dupont Silver Baton.

JULIUS KOPPELMAN

Julius Koppelman, 87, serves as the Vice Chairman of our Board of Directors, the Chairman of our Discovery Toys, Inc. subsidiary, and the Chairman of our I.F.S. of New Jersey, Inc. subsidiary. Mr. Koppelman has served as a member of our Board of Directors since July 2001 and as Vice Chairman of our Board of Directors since August 2001. Mr. Koppelman serves as a member of our Executive Committee. Mr. Koppelman served as Executive Vice President and a member of the Board of Directors of RCA Corporation before retiring following a 38-year career. Subsequent to his retirement, Mr. Koppelman joined Wesray Capital Corp. as Chairman of its Harding Services L.L.C. consulting arm, where he served on the Board of Directors of approximately 30 companies, including Avis Rent A Car, Wilson Sporting Goods, Carter Children’s Wear, Simmons Mattress Co., and Atlas Van Lines. Mr. Koppelman is also a member of the Board of Directors of Princess House Inc., Artegraft Inc., Medcon Inc., and Champs Inc.

CHARLES D. PEEBLER, JR.

Charles D. Peebler, Jr., 67, has served as a member of our Board of Directors since November 1999. Mr. Peebler serves as a member of each of our Acquisition Committee, Nominating Committee, Audit Committee, and Compensation Committee. Mr. Peebler is the retired Chairman Emeritus of True North Communications Inc., has served as Managing Director of Plum Capital, LLC since 2000. Mr. Peebler was Chief Executive Officer of Bozell, Jacobs, Kenyon and Eckhardt from January 1986 to December 1997 prior to its merger with True North. Mr. Peebler then served as President of True North and Chairman and Chief Executive Officer of its Diversified Services Group from 1997 to 1999. Mr. Peebler is a member of the Board of Directors of AvalonBay Communities, Inc., HotLink Inc., Draupnir L.L.C., Valmont Industries, Meredith Corporation and mPluse, of which Mr. Peebler is Chairman of the Board.

ANTHONY J. ROBBINS

Anthony J. Robbins, 43, founded our company in November 1999 and has served as a member of our Board of Directors since such time. Mr. Robbins has served as the Vice Chairman of our Board of Directors since August 2001, and had served as Chairman of our Board of Directors from November 1999 until such time. Mr. Robbins has served as Chairman of the Board of Robbins Research International, Inc., also known as the Anthony Robbins Companies, since 1983. Mr. Robbins is a best-selling author of five books. His audio program, “Personal Power” is the best-selling personal improvement program of all time with more than 35 million tapes distributed worldwide.

MARK A. RYLE

Mark A. Ryle, 40, has served as a member of our Board of Directors since January 2003 and serves as a member of each of our Audit Committee and Compensation Committee. Mr. Ryle is a founding partner of Draupnir L.L.C. and has served as its Managing Member and Executive Vice President since 2002. Prior to such time, Mr. Ryle acted as Chief Financial Officer and COO at American Tool Companies from May 2001 to May 2002. Mr. Ryle joined American Tool Companies, Inc. in 1998 as Senior Vice President, Corporate Development and Finance. Prior to such time, Mr. Ryle held senior positions in the investment banking and corporate finance industries, with Lehman Brothers, Bank of America and ABN Amro/LaSalle, in the United States, Latin America and Europe.

MARILYN R. SEYMANN

Marilyn R. Seymann, 60, has served as a member of our Board of Directors since August 2003. Since 1991, Dr. Seymann has been President and Chief Executive Officer of M ONE, Inc., a consulting firm. From 1990 to 1993, Dr. Seymann served as Vice Chair of the Federal Housing Finance Board. From 1990 to 1991, Dr. Seymann had been Managing Director of Arthur Andersen & Co. Prior to 1990, she served as Executive Vice President of the Chase Bank of Arizona. Dr. Seymann holds a Ph.D. from California Western University, an MA from Columbia University, and a BA from Brandeis University. Dr. Seymann is the current Chairman of the Board of the Northwestern Corporation and serves as a member of the Board of Directors of Community First Bancshares, Inc., Beverly Enterprises, Inc., Maximus Corporation and Draupnir L.L.C.

WILLIAM S. WALSH

William S. Walsh, 42, has served as a member of our Board of Directors since July 2001 and serves as a member of each of our Acquisition Committee and Nominating Committee. Mr. Walsh has been Managing Partner of McGuggan, LLC, since 1997. Prior to such time, Mr. Walsh served as Managing Partner of both Emptor Capital and South Street Capital. Mr. Walsh managed a food manufacturing business which he co-founded. He is a graduate of the University of Richmond. Mr. Walsh is a member of the Board of Directors of Princess House, Medcon, ATS, CMEInfo and Select Nutrition.

JACK B. HOOD

Jack B. Hood, 47, has served as our Chief Financial Officer and Treasurer since October 2001. Mr. Hood also serves as Chief Financial Officer of our I.F.S. of New Jersey, Inc. and Discovery Toys, Inc. subsidiaries. Prior to joining IFS in 1996 as Vice President, Finance, Mr. Hood had been Controller of Tyler Pipe Industries, a manufacturer of cast iron pipe and fittings, since 1992. Mr. Hood joined Tyler Pipe Industries, formerly owned by Tyler Corporation, in 1978 as a financial planning accountant and held a variety of managerial positions before being named Controller. Mr. Hood has been a licensed CPA since 1983. Mr. Hood received an M.B.A. from the University of Texas, Tyler and a BBA from Sam Houston State University.

Audit Committee

The Audit Committee is currently composed of Charles D. Peebler, Jr. (Chair), Jonathan C. Klein, and Mark A. Ryle. The Board has determined that Mr. Peebler is an “audit committee financial expert” under applicable rules of the Securities and Exchange Commission. The Board has also determined that each member of the Audit Committee meets all applicable independence and financial literacy requirements under Nasdaq rules. The Audit Committee is responsible for the engagement or discharge of the independent accountants, reviews and approves services provided by the independent accountants, and reviews with the independent accountants the scope and results of their annual examination of the Company’s consolidated financial statements and any recommendations they may have. The Audit Committee also reviews the Company’s procedures with respect to maintaining books and records, the adequacy and implementation of internal auditing, accounting, disclosure, and financial controls, and the Company’s policies concerning financial reporting and business practices. The Audit Committee met three times during the fiscal year ended September 30, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders who beneficially own more than 10% of any class of our equity securities (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission (the “SEC”). All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

Based on a review of these filings, we believe that the required filings by the Reporting Persons were timely made, except that in May 2003, an Initial Statement of Beneficial Ownership on Form 3 was filed by M. Ryle, a member of our Board of Directors since January 31, 2003, and in October 2003, Peter A. Lund, Chairman of our Board of Directors filed a Statement of Changes in Beneficial Ownership on Form 4 reporting an option grant approved by our stockholders on May 15, 2003.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our chief executive officer, principal financial officer, and senior financial officers, and to all of our other officers, directors, and employees. The Code of Ethics provides that any waiver of the Code of Ethics for executive officers or directors may be made only by our Board or a committee of our Board. Any such waiver in favor of a director or executive officer will be publicly disclosed. We plan to disclose any amendments to, and waivers from, our Code of Ethics through future Form 8-K filings. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the total compensation paid or accrued for the years specified below for our Chief Executive Officer and former Chief Executive Officer and the four most highly compensated executive officers of our company and its subsidiaries, other than our Chief Executive Officer and former Chief Executive Officer, whose salary and bonus for the fiscal year ended September 30, 2003 were in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)					Long-term compensation (1)
Name and Principal Position	Year	Salary ($)		Bonus ($)			Restricted Stock Award(s) ($)	Securities Underlying Options (#)		All Other Compensation (2)
Jose Ferreira, Jr.(3) Chief Executive Officer and President, Eos (9/03—Present)	2003		$4,615		—		$10,000,000	—			—

James M. Cascino (4) Corporate Executive Vice President Eos (9/03—present), Former Chief Executive Officer and President, Eos (8/01-9/03)	2003 2002 2001		$270,000 — —		— — —		— — —	— — —			$36,397 — —

Peter A. Lund (5) Chairman of the Board, Eos (8/01 to Present)	2003 2002 2001	$ $ $	36,000 179,000 300,000		— — —	(6)	— — —	5,750,000 — 1,600,000	(6) (7)		— — —

Jack B. Hood (8) Chief Financial Officer, Eos	2003 2002 2001		$142,250 — —		— —		— — —	— — —			$15,954 — —

Jane Leitch (9) President and Chief Operating Officer, Discovery Toys	2003		$24,167		—		—	50,000			$—

Janice Wadge (10) President and Chief Executive Officer, Regal	2003 2002	$ $	133,923 154,127	$ $	41,714 38,116		— —	1,500,000 —		$ $	16,657

(1)	Amounts for 2003 are for the nine months ended September 30, 2003. 2002 and 2001 amounts are for the 12 months ended December 31, 2002 and 2001 respectively.
(2)	Includes, (i) with respect to Mr. Cascino, an employer contribution made by IFS to the I.F.S. of New Jersey, Inc. Defined Contribution Plan, a car allowance, life insurance and tax preparation fees, (ii) with respect to Mr. Hood, an employer contribution made by IFS to the I.F.S. of New Jersey, Inc. Defined Contribution Plan, and (iii) with respect to Ms. Wadge, a vehicle allowance and a contribution by Regal to the Regal Greetings & Gifts Corporation Pension Plan.
(3)

Mr. Ferreira has served as our President and Chief Executive Officer since September 29, 2003. Mr. Ferreira’s employment agreement with Eos provides for a salary of $600,000 per annum and eligibility for a guaranteed bonus of $150,000, payable on December 31, 2003 in accordance with the terms of the employment agreement. On September 29, 2003, Mr. Ferreira received a restricted stock award of 10 million shares of Eos common stock, two million shares of which vested upon grant and the remaining eight million shares of which are to vest in equal portions on each of the first and second anniversaries of the date of grant, respectively, provided that Mr. Ferreira is our Chief Executive Officer on such dates

(subject to earlier vesting upon a change of control of Eos or the termination of Mr. Ferreira’s employment for certain reasons, all as set forth in the employment agreement). Mr. Ferreira elected to defer the two million shares vesting upon grant and, prior to the respective vesting dates, Mr. Ferreira may elect to defer receipt of the remaining eight million shares. Pending vesting or expiration of the deferral of the shares, the shares will be held in trust, during which time voting rights with respect to the shares will be exercised by the Compensation Committee of our Board of Directors. Mr. Ferreira may not dispose of any unvested or deferred shares for so long as they are unvested or deferred.

(4)	Mr. Cascino served as our Chief Executive Officer from August 2001 to September 30, 2003. Mr. Cascino was an officer but not an employee of Eos or its subsidiaries during 2002 or 2001 and was not compensated by Eos or any of its subsidiaries in 2002 or 2001. However, Mr. Cascino is, and has been, an employee of IFS during 2003, 2002, and 2001. Eos acquired IFS on January 14, 2003. Mr. Cascino was compensated by IFS for his services to Eos and its subsidiaries during 2002 and 2001. IFS was reimbursed in part for the services of IFS executives, including Mr. Cascino, for performing services for Eos and its subsidiaries pursuant to a reimbursement agreement between IFS and Discovery Toys. As a result, no allocation was made of Mr. Cascino’s compensation paid by IFS in 2002 and 2001 to Discovery Toys, Regal, and Eos in excess of amounts paid under the reimbursement agreement. Aggregate billings from IFS for all executives of IFS who provided services to Eos or to Discovery Toys were $192,000 for the years ended December 31, 2002 and 2001.
(5)	Mr. Lund served as our Chief Executive Officer from May 2000 until August 2001.
(6)	See “Employment Contracts, Termination of Employment, and Change-of-Control Arrangements” for a discussion of Mr. Lund’s employment arrangements, including discussion of the elimination of a $3.0 million bonus that had been payable to Mr. Lund in installments commencing in July 2003 or upon his earlier termination other than for cause and the grant to Mr. Lund of non-qualified options to purchase 5,750,000 shares of Eos common stock at an exercise price of $0.50 per share. Such options vested immediately and are exercisable for a period of 10 years, at an exercise price of $0.50 per share.
(7)	In July 2001, CYL Development, a stockholder of Eos, granted an option to Mr. Lund to purchase 1,600,000 shares of Eos common stock held by CYL Development. Such options vested in three equal annual installments commencing on July 17, 2001 and are exercisable for a period of five years, at an exercise price of $1.00 per share. In July 2000, we granted an option to Mr. Lund to purchase 2,400,000 shares of Eos common stock. The first 800,000 shares subject to this grant vested after one year and the remaining 1,600,000 shares vested in 12 equal monthly installments commencing on July 10, 2001, and are exercisable for a period of ten years, at an exercise price of $5.20 per share. In May 2000, CYL Development granted an option to Mr. Lund to purchase 100,000 shares of Eos common stock held by CYL Development. Such options are exercisable for a period of five years commencing on May 11, 2000, at an exercise price of $4.95 per share.
(8)	Mr. Hood has served as our Chief Financial Officer since August 2001. Mr. Hood was not an employee of Eos or its subsidiaries during 2002 or 2001 and was not compensated by Eos or any of its subsidiaries in 2002 or 2001. However, Mr. Hood is, and has been, an employee of IFS during 2003, 2002, and 2001. Eos purchased IFS on January 14, 2003. Mr. Hood was compensated by IFS for his services to Eos and its subsidiaries during 2002 and 2001. IFS was reimbursed in part for the services of IFS executives, including Mr. Hood, for performing services for us and our subsidiaries pursuant to a reimbursement agreement between IFS and Discovery Toys. As a result, no allocation was made of Mr. Hood’s compensation paid by IFS in 2002 and 2001 to Discovery Toys, Regal, and Eos in excess of amounts paid under the reimbursement agreement. Aggregate billings from IFS for all executives of IFS who provided services to us or to Discovery Toys were $192,000 for the years ended December 31, 2002 and 2001.
(9)	Ms. Leitch is an executive officer of Discovery Toys, Inc., a wholly-owned subsidiary of Eos. Ms. Leitch joined Discovery Toys on September 9, 2003. Ms. Leitch’s base salary is $290,000 per annum. Ms. Leitch is to receive a guaranteed bonus of $50,000, payable December 31, 2003. Ms. Leitch is neither an executive officer nor an employee of Eos.

(10)	Ms. Wadge is an executive officer of Regal, which was acquired by Eos in December 2001. Ms. Wadge is neither an executive officer nor an employee of Eos.

STOCK OPTION GRANTS IN 2003

The following table sets forth information regarding stock options granted during the fiscal year ended September 30, 2003 to each of our named executive officers:

Name	Individual Grants			Exercise or Base Price ($ per share)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year					5% ($)		10%
Jose Ferreira, Jr.	—	—			—	—		—		—

James M. Cascino	—	—			—	—		—		—

Peter A. Lund	5,750,000	66%			$0.50	1/23/2013		$1,808,072		$4,582,010

Jack B. Hood	—	—			—	—		—		—

Jane Leitch	50,000	1%			$0.50	09/02/2013		$15,722		$39,844

Janice Wadge	700,000 800,000	9 8	% %	$ $	0.01 0.50	1/23/2008 1/23/2013	$ $	1,934 251,558	$ $	4,274 637,497

(1)	Represents the difference between (i) the market value of the common stock for which the option may be exercised, assuming that the market value of the common stock on the date of grant appreciates in value to the end of the five-year or ten-year option term at rates of 5% and 10% per annum, respectively, and (ii) the exercise price of the option.

Option Exercises and Year-End Option Holdings. The following table sets forth information regarding option exercises during the nine month period ended September 30, 2003 as well as option holdings for each named executive officer as of September 30, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End(#)				Value of Unexercised In-The- Money Options At Fiscal Year-End($)(1)
			Exercisable		Unexercisable		Exercisable	Unexercisable
Jose Ferreira, Jr.	—	—	—		—		—	—
James M. Cascino	—	—	—		—		—	—
Jack B. Hood	—	—	—		—		—	—
Peter A. Lund	—	—	9,371,667	(2)	533,333	(3)	$7,646,667	$373,333
Jane Leitch	—	—	—		50,000		—	$60,000
Janice Wadge	—	—	1,500,000		—		$2,143,000	—

(1)	Based on a market price of $1.70 per share, which was the closing price per share of Eos common stock as quoted on the OTCBB on September 30, 2003.

(2)	Includes options to purchase 1,166,667 shares of Eos common stock granted by CYL Development.
(3)	Includes options to purchase 533,333 shares of Eos common stock granted by CYL Development.

Compensation of Directors

Standard Arrangements

We reimburse to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of our Board of Directors and its committees.

On August 21, 2003, we granted options to purchase 50,000 shares of Eos common stock at an exercise price of $0.50 per share to each of the independent non-affiliate directors: Jonathan C. Klein, Charles D. Peebler, Jr., Mark A. Ryle, and Marilyn R. Seymann.

Our Board of Directors has approved in principal and intends to implement a plan to award our non-employee directors options to acquire shares of Eos common stock. The plan has not been finalized as of the date hereof.

Employment Contracts, Termination of Employment and Change-of-Control Arrangements

We entered into an employment agreement dated as of September 24, 2003 with Jose Ferreira, Jr., effective September 29, 2003, to expire on September 30, 2005, but which may be extended for an additional one-year term by Mr. Ferreira. Subject to the terms of the employment agreement, Mr. Ferreira serves as our President and Chief Executive Officer and is to receive:

•	a base salary of $600,000 per annum, to be reviewed for potential increases annually by the Compensation Committee,

•	a bonus of $150,000, payable on December 31, 2003,

•	an annual bonus of 75% of his salary for each of the fiscal years commencing October 1, 2003 and 2004, subject to achievement of certain agreed upon goals,

•	a guaranteed amount equal to $2 million less aggregate salary and bonus paid through September 30, 2005, and

•	a grant of 10 million shares of Eos common stock, two million shares of which vested on September 29, 2003, and the remaining eight million shares of which are to vest in equal portions on each of the first and second anniversaries of the date of grant, respectively, provided that Mr. Ferreira is our Chief Executive Officer on such dates (subject to earlier vesting upon a change of control of our company or the termination of Mr. Ferreira’s employment for certain reasons, all as set forth in the employment agreement).

Mr. Ferreira elected to defer receipt of the two million shares of the grant which vested on September 29, 2003 and, prior to vesting, Mr. Ferreira may elect to defer receipt of the remaining eight million shares. Pending vesting or expiration of the deferral of the shares, the shares will be held in trust, during which time voting rights with respect to the shares will be exercised by the Compensation Committee of our Board of Directors. Mr. Ferreira may not dispose of any unvested or deferred shares for so long as they are unvested or deferred.

If Mr. Ferreira’s employment is terminated without “cause” as defined in the employment agreement, the employment agreement provides that Mr. Ferreira is to receive, in lieu of any other compensation under his employment agreement, (i) a lump sum cash payment equal to one times his then current base salary, (ii) the pro rata portion of the bonus, if any, earned during the fiscal year, in which his termination occurs, but only if he achieves the agreed upon goals for such fiscal years after the date of termination of employment, and (3) a guaranteed amount equal to $2 million less aggregate salary and bonus paid through termination. If Mr. Ferreira’s employment is terminated for “cause,” as defined in the employment agreement, Mr. Ferreira is to receive only the portion of his base salary accrued to the termination date and not already paid to him and reimbursement for expenses incurred prior to such date.

Effective December 1, 2002, IFS entered into an employment agreement with James M. Cascino, who presently serves as our Corporate Executive Vice President and previously served as our President and Chief Executive Officer, pursuant to which Mr. Cascino serves as President and Chief Executive Officer of our I.F.S. of New Jersey, Inc. subsidiary. Mr. Cascino’s employment agreement is to expire on December 31, 2005, but extends automatically for additional one-year terms unless Mr. Cascino or IFS gives notice that he or IFS wishes to terminate the agreement. Under the employment agreement, Mr. Cascino is to receive the following annual compensation:

•	a base salary of $360,000 which is to be reviewed annually by the Board of Directors of IFS;

•	additional base salary payable to Mr. Cascino to be determined by an annual inflation adjustment tied to the San Francisco-Oakland Consumer Price Index of Urban Wage Earners and Clerical Workers, but in no event less that 3% adjusted on each anniversary date of the agreement; and

•	a bonus to be determined at the sole discretion of the Board of Directors of IFS.

If Mr. Cascino’s employment is terminated without “cause,” as defined in the employment agreement, the employment agreement provides that Mr. Cascino is to receive, in lieu of any other compensation under his employment agreement, a lump sum cash payment equal to two times his then current base salary, plus continued benefit coverage consistent with coverage provided at the time of termination for six months after the date of termination of employment. If Mr. Cascino’s employment is terminated for “cause,” as defined in the employment agreement, Mr. Cascino is to receive only the portion of his base salary accrued to the termination date and not already paid to him and reimbursement for expenses incurred prior to such date.

Mr. Cascino’s employment will be deemed to be terminated without “cause” in the event that Mr. Cascino elects to terminate his employment agreement upon the occurrence of any of the following conditions:

•	Mr. Cascino is required to relocate from his principal place of business in Benicia, California;

•	Mr. Cascino’s reporting relationship is materially changed;

•	Mr. Cascino’s duties are materially changed, or

•	an individual or entity succeeds our company as controlling stockholder of IFS and Mr. Cascino elects not to have his employment agreement assigned to the successor.

Mr. Cascino’s employment agreement also contains a post-termination non-competition provision of one-year in duration.

Mr. Cascino’s employment agreement with IFS was amended effective as of November 18, 2003 to provide that if Mr. Cascino remains President and Chief Executive Officer of IFS on March 1, 2004, Mr. Cascino will be granted under the Eos International, Inc. 2003 Stock Option and Incentive Plan options to purchase 250,000 shares of Eos common stock at an exercise price equal to the fair market value of Eos common stock on the date of grant, as determined in accordance with the plan. Such options are to vest on the one year anniversary of the date of grant, provided that Mr. Cascino remains the President and Chief Executive Officer of IFS on such one year anniversary. The amendment provides for an increase in annual salary to $380,000.

IFS entered into a three-year employment agreement effective January 1, 2003 with Jack B. Hood, who serves as our Chief Financial Officer and as the Chief Financial Officer of IFS, which extends automatically for additional one-year terms unless Mr. Hood or IFS gives notice of termination of the agreement to the other party. Under the employment agreement, Mr. Hood is to receive the following annual compensation:

•	an annual base salary of $190,000, which is to be reviewed annually by the IFS Board of Directors,

•	additional base salary payable to Mr. Hood to be determined by an annual inflation adjustment tied to the San Francisco-Oakland Consumer Price Index of Urban Wage Earners and Clerical Workers but in no event less than 3% adjusted on each anniversary date of the agreement, and

•	a bonus which shall be determined at the sole discretion of IFS.

In the event that Mr. Hood’s employment is terminated without “cause,” as defined in the employment agreement, the employment agreement provides that Mr. Hood is to receive, in lieu of any other compensation under his employment agreement, a lump sum cash payment equal to one times his then current base salary, plus continued benefit coverage consistent with coverage provided at the time of termination for six months after the date of Mr. Hood’s termination. In the event of the termination of Mr. Hood’s employment for “cause,” as defined in the employment agreement, Mr. Hood is to receive only the portion of his base salary accrued to the termination date and not already paid to him and reimbursement for expenses incurred prior to such date.

Mr. Hood’s employment will be deemed to be terminated without “cause” in the event that Mr. Hood elects to terminate his employment agreement upon the occurrence of any of the following conditions:

•	Mr. Hood is required to relocate from his principal place of business in Benicia, Solano County, California;

•	Mr. Hood’s reporting relationship is materially changed; Mr. Hood’s duties are materially changed, or

•	an individual or entity succeeds our company as controlling stockholder, and Mr. Hood elects not to have his employment agreement assigned to the successor.

Mr. Hood’s employment agreement also contains a post-termination non-competition provision of one-year in duration.

On December 12, 2001, Regal entered into an employment agreement with Janice Wadge, who serves as President and Chief Executive Officer of Regal. The employment agreement is for a three-year term at a base salary of approximately $147,000 ($235,000 CDN) per annum, with pay increases to be determined and approved by the Board of Directors of Regal. Effective July 1, 2002, her base salary was increased to $174,000 ($250,000 CDN). In connection with the employment agreement, we granted to Ms. Wadge on January 23, 2003 five-year options to purchase 700,000 shares of Eos common stock at an exercise price of $0.01 per share and ten-year options to purchase 800,000 shares of Eos common stock at an exercise price of $0.50 per share. The employment agreement also provides for severance equal to 18 months salary in the event that Ms. Wadge is terminated without “cause,” as defined in the employment agreement.

Discovery Toys entered into an employment agreement dated July 21, 2003 with Jane Leitch, effective September 7, 2003. Under the employment agreement, Ms. Leitch is to receive the following compensation:

•	a base salary of $290,000 per annum,

•	a guaranteed minimum bonus of $50,000, payable on December 31, 2003 or in the first quarter of 2004 if the Compensation Committee of Discovery Toys approves a larger amount,

•	an annual bonus equal to 40% of base salary for each of the fiscal years commencing October 1, 2003 and thereafter until the termination of the employment, subject to achievement of agreed upon goals, and

•	options to purchase 50,000 shares of Eos common stock, vesting over a period of three years.

In the event that Ms. Leitch’s employment is terminated without “Cause,” as defined in the employment agreement, during the first three years of employment, the employment agreement provides that Ms. Leitch is to receive, in lieu of any other compensation under her employment agreement, a lump sum cash payment equal to one times her then current base salary. If Ms. Leitch’s employment is terminated after three years, the employment agreement provides that severance will be provided in accordance with Discovery Toys’ severance policy, but in no event will such amount be less than six months of Ms. Leitch’s then-current base salary.

In July 2000, we entered into a compensation arrangement with Peter A. Lund, who formerly served as our Chief Executive Officer and who presently serves as Chairman of our Board of Directors. The employment agreement provided for a discretionary bonus to be paid by us to Mr. Lund of up to $3.0 million. As of October 21, 2002, we entered into an agreement with Mr. Lund amending Mr. Lund’s employment agreement. Under the amended employment agreement, Mr. Lund:

•	serves as Chairman of our Board of Directors,

•	receives a salary, effective July 1, 2002, of $3,000 per month,

•	received, in lieu of a $3.0 million cash bonus, a non-qualified option to purchase 5,750,000 shares of Eos common stock at an exercise price of $0.50 per share, and

•	was not eligible for a discretionary cash bonus for the calendar year 2002.

Compensation Committee Interlocks and Insider Participation

Through March 2003, the Compensation Committee was comprised of Julius Koppelman (Chair), Anthony R. Calandra, Charles D. Peebler, Jr. and William S. Walsh. As of April 1, 2003, the Compensation Committee is comprised of Jonathan C. Klein (Chair), Mark A. Ryle, and Charles D. Peebler, Jr. Julius Koppelman services as an ex officio member of the committee. Except as set forth below, there are no Compensation Committee interlocks between us and any other entities involving our executive officers and members of our Board of Directors who serve as executive officers of such entities.

On January 14, 2003, we acquired I.F.S. of New Jersey, Inc., a privately held consumer products fund-raising company, pursuant to an Agreement and Plan of Merger dated as of December 10, 2002, as amended. In connection with our acquisition of IFS, in exchange for their shares of IFS, McGuggan, L.L.C. and Mr. Walsh received 5,280,923 and 3,080,333 shares of Eos common stock, respectively, and 571.4667 and 333.3333 shares of Eos Series E Junior Convertible Preferred Stock, respectively. Messrs. Walsh and Calandra are each members of McGuggan, L.L.C. The shares of Eos Series E Junior Convertible Stock were converted into 6,286,134 and 3,666,666 shares of Eos common stock on May 21, 2003. Julius Koppelman received 879,743 shares of Eos common stock and 95.2 shares of Eos Series E Junior Convertible Preferred Stock in exchange for shares of IFS then held by Mr. Koppelman. The shares of Eos Series E Junior Convertible Preferred Stock were converted to 1,047,200 shares of Eos common stock on May 21, 2003.

As a result of the acquisition of Discovery Toys on July 18, 2001, William S. Walsh was issued 4,303,014 shares of Eos common stock in exchange for shares of Discovery Toys then held by Mr. Walsh. As a result of our acquisition of Discovery Toys, Discovery Toys, L.L.C., a former principal stockholder of our company, was issued 17,212,058 shares of Eos common stock. On August 20, 2001, Discovery Toys, L.L.C. distributed 860,603 shares of Eos common stock to Julius Koppelman, a member, and 16,351,455 shares of Eos common stock to DT Investors, L.L.C., a member. DT Investors, L.L.C. then distributed 3,256,291 shares of Eos common stock to each of its members, including Anthony R. Calandra.

Discovery Toys also receives management services from William S. Walsh and McGuggan LLC, of which William S. Walsh and Anthony R. Calandra are each members. Discovery Toys pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, to William S. Walsh, and annual fees equal to the greater of $225,000 or a percentage of revenues, as defined in the agreement, to McGuggan LLC for these services. Discovery Toys had unpaid fees under this agreement of $225,000 and $150,000 at September 30, 2003 and December 31, 2002, respectively. Pursuant to the terms of these agreements, we incurred management fee expenses of $225,000 in the nine months ended September 30, 2003 and $300,000 in each of 2002 and 2001.

We entered into an agreement with McGuggan providing for management consulting services for Regal in December 2001. The agreement assigns responsibility for performance of the services to William S. Walsh and Anthony R. Calandra. Messrs. Walsh and Calandra are directors and stockholders of our company. The agreement calls for payment of $500,000 CDN annually for such services (approximately $350,000 U.S.). Our Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services to be rendered in 2002 and approval for payment of these fees for 2003 is pending. Pursuant to the terms of these agreements, we incurred management fee expenses of $270,000 in the nine months ended September 30, 2003 and $323,000 in 2002. We had unpaid fees under this agreement of $270,000 and $323,000 at September 30, 2003 and December 31, 2002, respectively.

In December 2001, our Board of Directors approved payment of investment banking fees to McGuggan, LLC in conjunction with the acquisition of Regal. William S. Walsh and Anthony R. Calandra are each members of McGuggan, LLC. This fee amounted to $160,000 and reimbursement of certain acquisition related costs incurred by McGuggan on behalf of our company. We had unpaid fees under this agreement of $160,000 at December 31, 2002 and 2001. This amount was paid in 2003.

Effective October 16, 1997, IFS entered into an agreement to receive management consulting services from an affiliated entity, I.F.S. Management, LLC (“IFSM”). IFSM is beneficially owned 33.33% by William S. Walsh and 57.15% by McGuggan, LLC, a company in which Mr. Calandra owns a 25% interest. Pursuant to the terms of this agreement, IFS is required to pay IFSM fees equal to 0.6% of IFS’ gross revenues for each fiscal year. The agreement expires December 31, 2010 and may be extended or terminated at any time by mutual consent of the parties. For the nine months ended September 30, 2003, management fees paid or accrued pursuant to this agreement amounted to $100,000 and are recorded as general and administrative expense.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of October 21, 2003, there were approximately 172 holders of record and approximately 1,000 beneficial owners of shares of Eos common stock. The following table sets forth as of October 21, 2003 certain information as to beneficial ownership by (i) each person known to the us to own more than 5% of the outstanding shares of common stock (ii) each of our directors and named executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated and subject to applicable community property law, the beneficial owners in the table below have sole investment power with respect all shares of common stock shown as beneficially owned by such stockholder.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
Certain Beneficial Owners:

McGuggan LLC (4) 365 South Street, Morristown, New Jersey 07960	11,567,057	10.6%

William S. Walsh (4) 365 South Street, Morristown, New Jersey 07960	11,020,013	10.1%

Peter A. Lund (5)	9,371,667	7.9%

Jose Ferreira, Jr. (6)	10,000,000	9.2%

James J. Liati (4) (7) 365 South Street, Morristown, New Jersey 07960	6,148,055	5.6%

Anthony R. Calandra (4) (7) 365 South Street, Morristown, New Jersey 07960	5,915,055	5.4%

Frank M. Adubato (4) (7) 365 South Street, Morristown, New Jersey 07960	5,921,055	5.4%

Frank M. Calabrese (4) (7) 365 South Street, Morristown, New Jersey 07960	5,898,055	5.4%

Lane Nemeth (8) 3527 Mt Diablo Blvd. PMB 412 Lafayette, California 94549	5,867,747	5.4%
Directors and named executive officers who are not named above:
Anthony J. Robbins (9)	3,000,501	2.8%
James M. Cascino	2,953,409	2.7%
Julius Koppelman 365 South Street, Morristown, New Jersey 07960	2,787,546	2.6%
Jack B. Hood	2,525,648	2.3%
Janice Wadge (10)	1,500,000	1.4%
Charles D. Peebler, Jr. (11)	405,000	*
Jonathan C. Klein (12)	50,000	*
Mark A. Ryle (12)	50,000	*
Marilyn Seymann (12)	50,000	*
Jane Leitch	—	—
All directors and executive officers as a group (14 persons) (13)	49,628,839	44.8%

*	Less than one percent
(1)	Unless otherwise noted, the address of each of the listed persons is c/o Eos International, Inc., 199 Elm Street, New Canaan, CT 06840. All shares are beneficially owned and sole voting and investment power is held by the person named above, unless otherwise indicated.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days, including by exercise of any option, warrant, or right. For purposes of this table, any shares of Eos common stock not outstanding which are subject to such a right are deemed to be outstanding for the purposes of computing the percentage of outstanding shares owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group.
(3)	Based on a total of 109,020,099 shares of common stock. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(4)	All actions of McGuggan, L.L.C. are taken by a vote of a majority of the voting managers of McGuggan. The Voting Managers of, and owners of equal interests, in, McGuggan, L.L.C. are Messrs. Adubato, Calabrese, Calandra, and Liati. Mr. Walsh is the Managing Partner of McGuggan, L.L.C.
(5)	Represents 9,371,667 shares of common stock issuable upon exercise of options held by such individual which are either presently exercisable or will be exercisable within 60 days after the date set forth above.
(6)	In connection with Mr. Ferreira’s employment agreement with Eos, as of September 29, 2003, we granted to Mr. Ferreira 10 million shares of Eos common stock, two million shares of which vested upon grant and the remaining eight million shares of which are to vest in equal portions on each of the first and second anniversaries of the date of grant, respectively, provided that Mr. Ferreira is Chief Executive Officer of Eos on such dates (subject to earlier vesting upon a change of control of Eos or the termination of Mr. Ferreira’s employment for certain reasons, all as set forth in his employment agreement).

Mr. Ferreira elected to defer the two million shares vesting on the date of grant and, prior to the respective vesting dates, Mr. Ferreira may elect to defer receipt of the remaining eight million shares. Pending vesting or expiration of the deferral of the shares, the shares are held in trust, during which time voting rights with respect to the shares are exercised by the Compensation Committee of the Board of Directors of Eos. Mr. Ferreira may not dispose of any unvested or deferred shares for so long as they are unvested or deferred.

(7)	Includes 2,891,764 shares of Eos common stock representing 25% of the shares of Eos common stock held of record by McGuggan, LLC, which is equal to the individual’s beneficial ownership of McGuggan, LLC. The individual disclaims beneficial ownership of the balance of our common stock held by McGuggan, LLC.
(8)	Pursuant to a Schedule 13D filed with the SEC on July 26, 2001.
(9)	Based in part on a Schedule 13D filed by Mr. Robbins and Robbins Research International (“RRI”). Of the number of shares reported in the table, RRI owns 1,799,999 shares of Eos common stock. In his capacity as Chairman and sole equity owner of RRI, Robbins shares voting and dispositive power with respect to the securities beneficially owned by RRI and may be deemed to be the beneficial owner of such securities.
(10)	Represents 1,500,000 shares of Eos common stock issuable upon exercise of options held by such individual which are presently exercisable.
(11)	Includes 305,000 shares of Eos common stock issuable upon exercise of presently exercisable options held by such individual.
(12)	Represents 50,000 shares of Eos common stock issuable upon exercise of options held by such individual which are presently exercisable.
(13)	Includes 11,326,667 shares of Eos common stock issuable upon exercise of options held by Mr. Lund, Mr. Peebler, Ms. Wadge, Mr. Klein and Mr. Ryle that are either presently exercisable or will be exercisable within 60 days after the date set forth above. Includes 2,891,764 shares of Eos common stock representing 25% of the shares of Eos stock held of record by McGuggan LLC, which is equal to Mr. Calandra’s beneficial ownership of McGuggan LLC. Mr. Calandra disclaims beneficial ownership of the balance of Company stock held by McGuggan LLC.

SUMMARY OF EXISTING EQUITY COMPENSATION PLANS

The following table sets forth certain information as of September 30, 2003 about our equity compensation plans, including individual compensation arrangements under which equity securities of Eos are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	12,007,753	$1.89	11,420,747
Equity compensation plans not approved by security holders (2)	14,350,000	$0.63	—

Total	26,357,753	$1.21	11,420,747

(1)	Includes the 1997 Stock Option Plan, the 1999 Employee Stock Option Plan, the 1999 Outside Directors Stock Option Plan, the 1999 Consultants Stock Option Plan, the Peter A. Lund Option Agreement dated as of January 23, 2003, and the 2003 Stock Award and Incentive Plan.
(2)	Includes options to purchase 750,000 shares Eos common stock granted outside of stock option plans prior to July 18, 2001, warrants to purchase 600,000 shares of our common stock assumed at July 18, 2001 and warrants to purchase 3,000,000 shares of our common stock granted to former short-term bridge lenders, and 10,000,000 shares of restricted common stock granted to our current Chief Executive Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 14, 2003, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated as of December 10, 2002, as amended, we acquired I.F.S. of New Jersey, Inc., a privately held consumer products fund-raising company. This acquisition was made to continue our strategy of expanding its direct selling operations.

Under the terms of the Merger Agreement, approximately 15,988,001 shares of Eos common stock and 1,000 shares of Series E Junior Convertible Preferred Stock were issued in exchange for IFS capital stock. By virtue of the transaction, IFS became a wholly owned subsidiary of Eos.

As discussed below, each share of Series E Junior Convertible Preferred Stock was convertible into 11,000 shares of Eos common stock upon the increase in authorized shares of Eos common stock sufficient for such conversion. We sought and received stockholder approval of this increase at our 2003 Annual Meeting of Stockholders, and on May 21, 2003, the shares of Eos Series E Junior Convertible Preferred Stock were converted to shares of Eos common stock at exchange ratio of 11,000 shares of common stock per share of Series E Junior Convertible Preferred Stock.

Prior to conversion, holders of Series E Junior Convertible Preferred Stock had the same voting rights and vote together with holders of Eos common stock and were entitled to 11,000 votes for each share of Series E Junior Convertible Preferred Stock owned of record. Neither we nor the holders of the Series E Junior Convertible Preferred Stock had a right of redemption with respect to such stock.

Prior to our acquisition of IFS, we and IFS shared, and continue to share, certain common officers, directors and stockholders. James M. Cascino, who currently serves as our Corporate Executive Vice President and is a director of our company, and who formerly served as our President and Chief Executive Officer, also serves as President and Chief Executive Officer of IFS. Jack B. Hood, our Chief Financial Officer and Treasurer, also serves as Chief Financial Officer of IFS. Anthony R. Calandra, Julius Koppelman, and William S. Walsh each serve on both our Board of Directors and the Board of Directors of IFS. James J. Liati, Secretary of our company, and Frank M. Adubato, each of whom is a significant stockholder of our company, and Mr. Calandra are each principals and/or officers of, and beneficially own 75% of, McGuggan, L.L.C. and each have been, and continue to be, directors of IFS.

In connection with the acquisition of IFS, in exchange for their shares of IFS, Mr. Cascino received 1,779,859 shares of Eos common stock and Mr. Hood received 1,352,099 shares of Eos common stock. In connection with the acquisition of IFS, in exchange for their shares of IFS, McGuggan, L.L.C., Mr. Walsh and Mr. Koppelman received 5,280,923, 3,080,333 and 879,743 shares of Eos common stock, respectively, and 571.4667, 333.3333, and 95.2 shares of Eos Series E Junior Convertible Preferred Stock, respectively. Messrs. Cascino, Hood, and Walsh, together with members of McGuggan, L.L.C., a New Jersey limited liability company, collectively owned or controlled approximately

•	35% of outstanding Eos common stock prior to our acquisition of IFS and our $7.5 million private equity offering effected on January 14, 2003,

•	87% of the outstanding common stock of IFS prior to the effective time of our acquisition of IFS, and

•	42% of outstanding Eos common stock after our acquisition of IFS and the private equity offering, assuming conversion of the Series E Preferred Stock into shares of Eos common stock.

The consideration that we paid to acquire IFS was determined through arms length negotiation by only the independent board members of our company and the majority stockholders of IFS.

On January 14, 2003, in connection with our acquisition of IFS effected on such date, we granted registration rights to each stockholder of IFS who received Eos stock in connection with our acquisition of IFS, including James M. Cascino, who serves as our Corporate Executive Vice President and is a director of our company and who formerly served as our President and Chief Executive Officer, Jack B. Hood, our Chief Financial Officer and Treasurer, and IFS Management, LLC. Anthony R. Calandra, a director of our company, is the President of IFS Management LLC. IFS Management LLC is beneficially owned 33.33% by William S. Walsh, a director of our company, 9.52% by Julius Koppelman, a director of our company, and 57.15% by McGuggan, LLC, a stockholder of our company in which Mr. Calandra owns a 25% interest. Such rights include the right to include in a registration statement relating to a public offering of Eos stock the shares of Eos common stock issued in connection with our acquisition of IFS and any shares of Eos common stock issuable upon the conversion of Eos Series E Junior Convertible Preferred Stock issued in connection with the acquisition, which we have agreed to use commercially reasonable efforts to file with the SEC. We will bear the fees and expenses incurred in the preparation and filing of a registration statement if and when it is determined that we will be filing such a registration statement with the SEC. As of the date hereof, we have not filed such registration statement.

On January 14, 2003, in connection with our $7.5 million private equity offering effected on such date, we granted registration rights to the private equity investors, including Draupnir, LLC, of which Mark A. Ryle, a director of our company, is the Managing Member and Executive Vice President. Such rights include the right to include in a registration statement relating to a public offering of Eos stock the shares of Eos common stock issued to Draupnir, LLC in the private equity offering, which we have agreed to use commercially reasonable efforts to file with the SEC. We will bear the fees and expenses incurred in the preparation and filing of a registration statement if and when it is determined that we will be filing such a registration statement with the SEC. As of the date hereof, we have not filed such registration statement.

We have management consulting services agreements with a board member and two separate companies, each of which owns equity securities of our company and, prior to our acquisition of IFS, owned equity securities of IFS:

1. Discovery Toys pays annual management fees of $192,000 to IFS. Discovery Toys and IFS have certain common management, certain common directors and certain common stockholders. Discovery Toys had unpaid fees under this agreement of $240,000 and $96,000 at September 30, 2003 and December 31, 2002, respectively. Pursuant to the terms of this agreement, Discovery Toys incurred management fees of $144,000 in the nine months ended September 30, 2003 and $192,000 in each of 2002 and 2001. These intercompany management fees were eliminated in consolidation after January 14, 2003.

2. Discovery Toys also receives management services from William S. Walsh, a member of our Board of Directors, who is also a stockholder of our company, and McGuggan LLC, a stockholder of our company. Certain members of McGuggan LLC are directors and significant stockholders of our company. Discovery Toys pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, to William S. Walsh, and annual fees equal to the greater of $225,000 or a percentage of revenues, as defined in the agreement, to McGuggan LLC for these services. Discovery Toys had unpaid fees under this agreement of $225,000 and $150,000 at September 30, 2003 and December 31, 2002, respectively. Pursuant to the terms of these agreements, Discovery Toys incurred management fee expenses of $225,000 in the nine months ended September 30, 2003 and $300,000 in each of 2002 and 2001.

3. We entered into an agreement with McGuggan, LLC for management consulting services for Regal in December 2001. The agreement assigns responsibility for performance of the services to William S. Walsh and Anthony R. Calandra. Messrs. Walsh and Calandra are directors and stockholders of our company. The agreement called for payment of $500,000 CDN annually for such services (approximately $350,000 U.S.). Our Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services rendered in 2002 and approval for payment of these fees for 2003 is pending. Pursuant to the terms of these agreements, Regal incurred management fee expenses of $270,000 in the nine months ended September 30, 2003 and $323,000 in 2002 which Regal paid to Eos. Eos had unpaid fees to McGuggan under this agreement of $270,000 and $323,000 at September 30, 2003 and December 31, 2002, respectively.

4. In December 2001, our Board of Directors approved payment of investment banking fees to McGuggan, LLC in conjunction with our acquisition of Regal. This fee amounted to $160,000 and reimbursement of certain acquisition related costs incurred by McGuggan on our behalf. We had unpaid fees under this agreement of $160,000 at December 31, 2002 and 2001. This amount was paid in 2003.

5. Effective October 16, 1997, IFS entered into an agreement to receive management consulting services from an affiliated entity, IFSM. IFSM is beneficially owned 33.33% by William S. Walsh, a director of our company, 9.52% by Julius Koppelman, a director of our company, and 57.15% by McGuggan, LLC, a stockholder of our company in which Mr. Calandra owns a 25% interest. Mr. Calandra, a director of our company, is a member of McGuggan LLC and Mr. Liati, Secretary of our company, is also a member of McGuggan, LLC. Pursuant to the terms of this agreement, we shall pay IFSM fees equal to 0.6% of gross revenues for each fiscal year. The agreement expires December 31, 2010 and may be extended or terminated at any time by mutual consent of the parties. Management fees paid or accrued pursuant to this agreement amounted to $100,000 for the nine months ended September 30, 2003 and are recorded as general and administrative expense. IFS had unpaid fees under this agreement of $7,000 at September 30, 2003.

CYL Development is a non-voting member of DL Holdings I, LLC (“DL Holdings”). DL Holdings provided us with short term financing in the principal amount of $3,500,000 associated with our acquisition of Regal, in connection with which DL Holdings was issued warrants to purchase 1,400,000 shares of Eos common stock at an exercise price of $2.95 per share, for a term of five years. On January 14, 2003, we exchanged its short-term bridge note payable to DL Holdings of $3,500,000 plus accrued interest for $2,153,846.15 in cash and 538.5 shares of redeemable Eos Series D Preferred Stock, which requires us to pay a 13% annual dividend upon redemption. We exchanged the old warrants to purchase 1,400,000 shares of common stock for amended and restated immediately exercisable warrants to purchase an aggregate of 1,615,385 shares of Eos common stock. The exercise price is $0.25 per share for a five year period ending January 2008. We granted DL Holdings registration rights with respect to the shares of Eos common stock issuable upon the exercise of these warrants.

In connection with the our acquisition of Discovery Toys, we entered into a Registration Rights Agreement with the former stockholders of Discovery Toys, including Jack B. Hood, our Chief Financial Officer and Treasurer, James M. Cascino, who serves as our Corporate Executive Vice President, is a director of our company, and who formerly served as our President and Chief Executive Officer, William S. Walsh, a director of our company, Lane Nemeth, Founder, Chairperson, and Executive Officer of Discovery Toys, and Discovery Toys, LLC, of which Julius Koppelman and Anthony R. Calandra, each of whom is a director of our company, is a member. The agreement provides that we shall use reasonable commercial efforts to file a registration statement with the SEC for the public sale of the shares of Eos common stock issued pursuant to the Stock Purchase Agreement executed in connection with the acquisition within 90 days after the date of such agreement. As of the date hereof, we have not filed such registration statement.

In August 2002, we secured a $500,000 unsecured line of credit from JPMorgan Chase Bank. Credit support for the line of credit is being provided by an affiliate of CYL Development, which was at such time a holder of approximately 8.6% of outstanding Eos common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors appointed BDO Seidman, LLP as independent accountants to examine our consolidated financial statements for the fiscal year ending September 30, 2003 and to render other professional services as required.

Aggregate fees billed by our principal accountants, BDO Seidman, LLP and its Canadian member firm BDO Dunwoody, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	2003	2002
Audit Fees (1)	$563,000	$354,000
Other Audit-Related Fees (2)	12,000	73,000

Total	$575,000	$427,000

(1)	Comprised of the audit of the our annual financial statements and reviews of the our quarterly financial statements, as well as statutory audits of Company subsidiaries and services associated with SEC registration statements, annual proxy statements and 8-K filings.
(2)	Other Audit-related fees of $73,000 for the year ended December 31, 2002 includes $56,000 relating to review of information provide in the Eos/IFS Shareholder Disclosure Package; and $17,000 for the audit of Regal’s pension plan. Other Audit-Related fees of $12,000 for the nine months ended September 30, 2003 represents audit fees for Regal’s pension plan.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by our principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act, all audit and non-audit services to be provided after May 6, 2003 must be pre-approved by the Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by BDO Seidman, LLP during fiscal year 2003, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of BDO Seidman, LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description and Method of Filing
2.1	Stock Purchase Agreement dated as of July 18, 2001 among the registrant, Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

2.2	Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.3	Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.4	Agreement made as of April 15, 2002 among Eos International, Inc., Weichert Enterprise LLC and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 2.3 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.5	Agreement and Plan of Merger dated as of December 10, 2002 between Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (some attachments omitted—see last page of exhibit) (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2000)

2.6	Amendment to the Agreement and Plan of Merger dated as of December 10, 2002 and entered into on December 13, 2002 by and among Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K dated December 13, 2002 and filed with the SEC on December 13, 2002)

3(i)*	Restated Certificate of Incorporation (conformed copy)

3(ii)	Amended and Restated By-Laws (incorporated by reference to incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 31, 2003).

4.1	Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit 10(g) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

4.2	Registration Rights Agreement dated as of July 18, 2001, among the registrant and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.3	Termination Agreement dated July 18, 2001, among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.4	Amended and Restated Registration Rights Agreement among the registrant, DL Holdings, LLC and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.112 to the registrant’s Form 8-K filed with the SEC on January 15, 2003)

10.1	Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (incorporated by reference to Exhibit 10(a) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

Exhibit Number	Description and Method of Filing
10.2	Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (incorporated by reference to Exhibit 10(f) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.3	Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit 10(h) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

10.4 #	1997 Stock Option Plan (incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ending on December 31, 1997)

10.5 #	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10(n) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.6	1999 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.7	1999 Consultants Stock Option Plan (incorporated by reference to Exhibit 10(p) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.8	Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and the registrant (incorporated by reference to Exhibit 10 to the registrant’s Form 8-K dated May 23, 2000 and filed with the SEC on May 26, 2000)

10.9	Offer Letter by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.10 #	Letter agreement regarding registration rights by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.11	Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.12	Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000 (incorporated by reference to Exhibit 10.23 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.13	Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001 (incorporated by reference to Exhibit 10.24 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.14	Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (incorporated by reference to Exhibit 10.25 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.15	Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and the registrant dated January 23, 2001 (incorporated by reference to Exhibit 10.26 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.16	Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001 (incorporated by reference to Exhibit 10.27 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.17	Grid Time Promissory Note to the Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (incorporated by reference to Exhibit 10.3 the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.18	Modification to Peter A. Lund Offer Letter dated July 18, 2001, between the registrant and Peter A. Lund (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

Exhibit Number	Description and Method of Filing
10.19	Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International Inc. and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

10.20	Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.21	Amendment No. 1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.22	Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.23	Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.24	Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William S. Walsh and McGuggan LLC (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.25	Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan LLC and Discovery Toys LLC (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.26	Agreement dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.27	Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.28	Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.29	Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and the registrant (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.30 #	Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.31 #	Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.32	Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.33	Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to DL Holdings I, LLC (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number	Description and Method of Filing
10.34	Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to Weichert Enterprise LLC (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.35	Amended and Restated Common Stock Purchase Warrant of the registrant dated as of January 14, 2003 issued to Weichert Enterprise LLC (incorporated by reference to Exhibit 10.114 to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2003)

10.36	Amended and Restated Common Stock Purchase Warrant of the registrant dated as of January 14, 2003 issued to DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.113 to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2003)

10.37	Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.38	Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.39	Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.40	Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc. (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.41	Unanimous Shareholders Agreement among MDC Corporation Inc., RGG Acquisition Inc, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.42	Demand Note to The Bank of Nova Scotia for $13,000,000 (CAD) dated December 12, 2001 (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.43	Agreement re: Operating Credit Line between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.44	Agreement for Commercial Letter of Credit between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.45	Priorities Agreement among The Bank of Nova Scotia, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.46	General Security Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.47	Multi Party Share Pledge Acknowledgement Agreement among RoyNat Capital, The Bank of Nova Scotia, Regal Greetings & Gifts Corporation and RGG Acquisition Inc. (incorporated by reference to Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.48	Assignment of Shares between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.49	Assignment between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description and Method of Filing
10.50	Assignment of Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.51	Subordination and Postponement Agreement from MDC Corporation Inc. (incorporated by reference to Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.52	Postponement Agreement to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.53	Guarantee to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to Exhibit 10.66 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.54	General Security Agreement between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.67 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.55	Hypothec on Movable Property between The Bank of Nova Scotia and Primes De Luxe Inc (incorporated by reference to Exhibit 10.68 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.56	Assignment between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.69 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.57	Guarantee to The Bank of Nova Scotia from MDC Regal Inc. (incorporated by reference to Exhibit 10.70 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.58	General Security Agreement between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.71 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.59	Hypothec on Movable Property between The Bank of Nova Scotia and MDC Regal Inc. (incorporated by reference to Exhibit 10.72 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.60	Assignment between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.73 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.61	Assignment of Shares between RGG Acquisition Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.74 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.62	Letter Agreement between the registrant and Hearst-Argyle Television, Inc. relating to rental of office space at 888 Seventh Avenue, 13th Floor, New York, New York (incorporated by reference to Exhibit 10.75 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.63	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of April 25, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to Exhibit 10.76 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.64	Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.77 to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.65	Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to Exhibit 10.78 to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.66	Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC and DL Holdings I, LLC (incorporated by reference to Exhibit 10.79 to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

Exhibit Number	Description and Method of Filing
10.67	Agreement made as of May 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.80 to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.68	Agreement made as of May 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to Exhibit 10.81 to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.69	Agreement made as of May 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to Exhibit 10.82 to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.70	Agreement made as of June 7, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.83 to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.71	Agreement made as of June 7, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to Exhibit 10.84 to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.72	Agreement made as of June 7, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to Exhibit 10.85 to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.73	Agreement made as of July 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.86 to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.74	Agreement made as of July 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.87 to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.75	Agreement made as of July 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.88 to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.76	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of July 21, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to Exhibit 10.89 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.77	Agreement made as of August 14, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.90 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.78	Agreement made as of August 14, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.91 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.79	Agreement made as of August 14, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.80	Grid Demand Promissory Note delivered by Eos International, Inc. to JP Morgan Chase Bank, dated as of August 19, 2002 (incorporated by reference to Exhibit 10.93 to the registrant’s Form 8-K dated August 28, 2002 and filed with the SEC on August 28, 2002)

10.81	Agreement made as of October 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.94 to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.82	Agreement made as of October 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.95 to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.83	Agreement made as of October 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.96 to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

Exhibit Number	Description and Method of Filing
10.84	Agreement made as of September 30, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.97 to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.85	Agreement made as of September 30, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.98 to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.86	Agreement made as of September 30, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.99 to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.87#	Agreement dated as of October 21, 2002 between Eos International, Inc. and Peter A. Lund (incorporated by reference to Exhibit 10.100 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.88	Agreement dated November 8, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC. (incorporated by reference to Exhibit 10.101 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.89	Agreement made as of November 27, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.102 to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.90	Agreement made as of November 27, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.103 to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.91	Agreement made as of November 27, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.104 to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.92	Agreement dated as of December 10, 2002 among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to Exhibit 10.105 to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2002)

10.93	Amended and Restated Promissory Note, dated December 27, 2002, issued by Discovery Toys, Inc. to Avon Products, Inc. (incorporated by reference to Exhibit 10.106 to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.94	Security Agreement, dated as of December 27, 2002, by and between Discovery Toys, Inc. and Avon Products, Inc. (incorporated by reference to Exhibit 10.107 to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.95	Agreement made as of December 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.108 to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.96	Agreement made as of December 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.109 to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.97	Agreement made as of December 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.110 to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.98	Agreement, dated as of January 14, 2003, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.111 to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.99	Letter Agreement, dated January 14, 2002, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.115 to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

Exhibit Number	Description and Method of Filing
10.100	Form of Subscription Agreement between Eos International, Inc. and Investors (incorporated by reference to Exhibit 10.116 to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.101	Amendment No. 4 to Revolving Credit and Security Agreement, dated as March 17, 2003, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to Exhibit 10.117 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

10.102#	Employment Agreement, dated as of December 1, 2002, by and between I.F.S. of New Jersey, Inc. and James M. Cascino (incorporated by reference to Exhibit 10.118 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

10.103#	Employment Agreement, dated as of January 1, 2003, by and between I.F.S. of New Jersey, Inc. and Jack B. Hood (incorporated by reference to Exhibit 10.119 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

10.104#	Employment Agreement, dated as of September 24, 2003, by and between Eos International, Inc. and Jose Ferreira, Jr. (incorporated by reference to Exhibit 10.120 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.105	Engagement Agreement, dated as of September 24, 2003, by and between Eos International, Inc. and Woodclyffe Group, L.L.C. (incorporated by reference to Exhibit 10.121 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.106	First Amendment to Eos International, Inc. Amended and Restated Common Stock Purchase Warrant issued to DL Holdings I, L.L.C. on January 14, 2003, dated as of September 23 2003 (incorporated by reference to Exhibit 10.122 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.107	First Amendment to Eos International, Inc. Amended and Restated Common Stock Purchase Warrant issued Weichert Enterprise LLC on January 14, 2003, dated as of September 23 2003 (incorporated by reference to Exhibit 10.123 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.108#	Eos International, Inc. 2003 Deferred Compensation Plan (incorporated by reference to Exhibit 10.124 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.109	Agreement, dated September 15, 2003, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.125 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.110#*	Amendment No. 1, effective as of November 18, 2003, to Employment Agreement dated as of December 1, 2002 by and between I.F.S. of New Jersey, Inc. and James M. Cascino

14.1*	Code of Ethics

16.1	Letter, dated November 12, 2001, of KPMG LLP (incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K/A dated November 6, 2001 and filed with the SEC on November 13, 2001)

16.2	Letter, dated January 3, 2002, of Comyns, Smith McCleary LLP, (incorporated by reference to Exhibit 16 to the registrant’s Form 8-K/A dated July 18, 2001 and filed with the SEC on January 3, 2002)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

23*	Consent of BDO Seidman, LLP

31.1*	Certification of Jose Ferreira, Jr., Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Jack B. Hood, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jose Ferreira, Jr., Chief Executive Officer of the Company, and Jack B. Hood, Chief Financial Officer of the Company

*	Filed herewith

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K

On September 30, 2003, we filed a Current Report on Form 8-K reporting events under Item 5 – Other Events and Regulation FD Disclosure.

(c) Exhibits

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(d) Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

EOS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	F-3

Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the nine months ended September 30, 2003 (transition period) and the years ended December 31, 2002 and 2001	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2003 (transition period) and the years ended December 31, 2002 and 2001	F-5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (transition period) and the years ended December 31, 2002 and 2001	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Eos International, Inc.

Benicia, California

We have audited the accompanying consolidated balance sheets of Eos International, Inc. as of September 30, 2003 and December 31, 2002 and the consolidated statements of operations and comprehensive earnings (loss), stockholders’ equity (deficit), and cash flows for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eos International, Inc. at September 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, uncertainty exists as to whether the Company will be able to continue to comply with certain borrowing covenants during 2004. Further, certain lenders restrict the amount of funds that the Company’s subsidiaries may advance to the Company’s parent, which on a standalone basis, has insufficient resources to fund its operations during 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002, Eos International, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/ BDO SEIDMAN, LLP

San Francisco, California

November 14, 2003

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$928,000	$8,358,000
Restricted cash	715,000	—
Accounts receivable, net	6,938,000	1,522,000
Inventory	32,091,000	16,832,000
Prepaid expenses and other current assets	6,371,000	2,780,000
Deferred tax assets	643,000	190,000

Total current assets	47,686,000	29,682,000
Property and equipment, net	5,445,000	3,612,000
Goodwill	8,386,000	900,000
Other indefinite-lived intangible assets	5,553,000	4,824,000
Other intangible assets	1,837,000	1,849,000
Deferred equity financing and acquisition costs	—	578,000
Deferred tax assets	1,493,000	254,000
Other non-current assets	278,000	51,000

Total assets	$70,678,000	$41,750,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,243,000	$5,567,000
Accrued liabilities	8,659,000	8,603,000
Lines of credit	15,038,000	500,000
Short-term bridge notes, net of discount	—	6,500,000
Redeemable warrants	—	2,340,000
Current maturities of notes payable	3,580,000	1,416,000
Income taxes payable	89,000	618,000

Total current liabilities	38,609,000	25,544,000
Notes payable, less current maturities	16,965,000	15,973,000
Redeemable warrants	1,522,000	1,369,000
Redeemable Series D Preferred Stock, $0.01 par value, 1,000 and 0 shares issued and outstanding at September 30, 2003 and December 31, 2002. Aggregate liquidation preference of $3,731,000 and $0 at September 30, 2003 and December 31, 2002.	3,731,000	—
Commitments and contingencies
Minority interest	4,022,000	4,408,000
Stockholders’equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized and 109,020,099 shares issued at September 30, 2003 and 100,000,000 shares authorized and 78,540,494 shares issued at December 31, 2002 (of which 10,000,000 held in rabbi trust at September 30, 2003 and 22,408,396 were held in treasury at December 31, 2002)	990,000	561,000
Paid in capital (distributions in excess of capital)	30,484,000	(4,357,000)
Deferred compensation	(8,000,000)	—
Retained earnings (accumulated deficit)	(18,414,000)	(1,701,000)
Accumulated other comprehensive income (loss)	769,000	(47,000)

Total stockholders’ equity (deficit)	5,829,000	(5,544,000)

Total liabilities and stockholders’ equity (deficit)	$70,678,000	$41,750,000

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

Nine Months Ended September 30, 2003 (Transition Period) and Years Ended December 31, 2002 and 2001

	Nine Months Ended September 30, 2003	Year Ended December 31,
		2002	2001
Revenues	$71,737,000	$95,001,000	$44,280,000
Cost of revenues	37,445,000	51,639,000	25,920,000

Gross profit	34,292,000	43,362,000	18,360,000

Operating expenses:
Sales and marketing	20,816,000	14,960,000	7,287,000
Warehousing and operations	10,846,000	12,202,000	3,338,000
General and administrative	18,404,000	15,054,000	7,525,000
Amortization of negative goodwill	—	—	(525,000)

Total operating expenses	50,066,000	42,216,000	17,625,000

Operating profit (loss)	(15,774,000)	1,146,000	735,000

Other income (expense):
Interest income	71,000	46,000	195,000
Interest expense	(2,943,000)	(7,003,000)	(1,152,000)
Other income (expense), net	(20,000)	93,000	2,030,000

Total other income (expense)	(2,892,000)	(6,864,000)	1,073,000

(Loss) earnings before income tax expense, minority interest and cumulative effect of change in accounting principle	(18,666,000)	(5,718,000)	1,808,000
Income tax expense (benefit)	(888,000)	765,000	59,000

(Loss) earnings before minority interest and cumulative effect of change in accounting principle	(17,778,000)	(6,483,000)	1,749,000
Minority interest benefit (expense)	1,065,000	(94,000)	(9,000)

(Loss) earnings before cumulative effect of change in accounting principle	(16,713,000)	(6,577,000)	1,740,000
Cumulative effect of change in accounting principle	—	3,674,000	—

Net (loss) earnings	(16,713,000)	(2,903,000)	1,740,000
Preferred dividends	301,000	—	—

Net (loss) earnings applicable to common stockholders	$(17,014,000)	$(2,903,000)	$1,740,000

Basic (loss) earnings per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.19)	$(0.12)	$0.04
Cumulative effect of change in accounting principle per share	—	07	—

Basic (loss) earnings per common share	$(0.19)	$(0.05)	$0.04

Shares used to compute basic earnings per share	91,711,000	56,132,000	45,900,000

Diluted (loss) earnings per common share before cumulative effect of change in accounting principle	$(0.19)	$(0.12)	$0.04
Cumulative effect of change in accounting principle per share	—	0.07	—

Diluted (loss) earnings per common share	$(0.19)	$(0.05)	$0.04

Shares used to compute diluted earnings per share	91,711,000	56,132,000	46,007,000

Dividends per common share	$—	$—	$$0.03

Net (loss) earnings	$(16,713,000)	$(2,903,000)	$1,740,000
Translation gain (loss)	816,000	67,000	(114,000)

Comprehensive (loss) earnings	$(15,897,000)	$(2,836,000)	$1,626,000

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2003 (Transition Period) and Years Ended December 31, 2002 and 2001

	Common Stock		Preferred Stock		Paid-in capital/ (Distributions in excess of capital)	Deferred Compensation	Retained earnings/ (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	37,814,369	$378,000	—	—	$413,000	—	$(439,000)	—	$352,000
Repurchase of common stock-Avon	(3,911,831)	(39,000)	—	—	(1,417,000)	—	—	—	(1,456,000)
Dividends and distributions	—	—	—	—	(4,401,000)	—	(99,000)	—	(4,500,000)
Repurchase of common stock	(130,395)	(1,000)	—	—	(28,000)	—	—	—	(29,000)
Shares issued by accounting acquirer	22,359,955	223,000	—	—	(2,739,000)	—	—	—	(2,516,000)
Warrants issued to bridge lenders in connection with the acquisition of Regal	—	—	—	—	726,000	—	—	—	726,000
Options issued to director	—	—	—	—	51,000	—	—	—	51,000
Comprehensive earnings:			—	—		—
Net earnings	—	—	—	—	—	—	1,740,000	—	1,740,000
Translation loss	—	—	—	—	—	—	—	(114,000)	(114,000)

Balance, December 31, 2001	56,132,098	561,000	—	—	(7,395,000)	—	1,202,000	(114,000)	(5,746,000)
Conversion of deferred compensation to paid-in-capital	—	—	—	—	3,000,000	—	—	—	3,000,000
Other	—	—	—	—	38,000	—	—	—	38,000
Comprehensive earnings (loss):
Net loss	—	—	—		—		(2,903,000)	—	(2,903,000)
Translation gain	—	—			—		—	67,000	67,000

Balance, December 31, 2002	56,132,098	$561,000	—	—	(4,357,000)	—	(1,701,000)	(47,000)	(5,544,000)
Fair value of common stock issued for acquisition of IFS, less issuance costs of $57,000, of which 15,988,001 shares issued from treasury	15,988,001	160,000	—	—	8,576,000	—	—	—	8,736,000
Fair value of preferred stock issued for acquisition of IFS, less issuance costs of $40,000	—	—	1,000	6,010,000	—	—	—	—	6,010,000
Conversion of preferred stock to common stock	11,000,000	110,000	(1,000)	(6,010,000)	5,900,000	—	—	—	—
Issuance of common stock in connection with private equity offering less issuance costs of $375,000, of which 6,420,395 shares issued from treasury stock	15,900,000	159,000	—	—	6,966,000	—	—	—	7,125,000
Issuance of 10 million shares of restricted stock held in rabbi trust	—	—	—	—	10,000,000	(10,000,000)	—	—	—
Incremental fair value of modified warrants issued to former bridge lenders	—	—	—	—	870,000	—	—	—	870,000
Stock-based compensation for employees	—	—	—	—	490,000	2,000,000	—	—	2,490,000
Conversion of redeemable warrants to additional paid in capital	—	—	—	—	2,340,000	—	—	—	2,340,000
Preferred dividends on Series D Redeemable Stock	—	—	—	—	(301,000)	—	—	—	(301,000)
Comprehensive (loss) earnings
Net loss	—	—	—		—		(16,713,000)	—	(16,713,000)
Translation gain	—	—			—		—	816,000	816,000

Balance, September 30, 2003	99,020,099	$990,000	—	—	$30,484,000	$(8,000,000)	$(18,414,000)	$769,000	$5,829,000

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 (Transition Period) and Years Ended December 31, 2002 and 2001

	Nine Months Ended September 30, 2003	Year Ended December 31,
		2002	2001
Cash flows from operating activities:
Net (loss) earnings	$(16,713,000)	$(2,903,000)	$1,740,000
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,999,000	2,766,000	580,000
Provision for doubtful accounts	108,000	189,000	229,000
Provision for obsolescence	478,000	202,000	49,000
Stock based compensation	2,490,000	—	51,000
Amortization of discount on notes payable	504,000	1,876,000	452,000
Amortization of negative goodwill	—	—	(525,000)
Increase in put price of warrants held by bridge lenders	—	1,950,000	—
Incremental fair value of modified warrants issued to former bridge lenders	870,000	—	—
(Decrease) increase in valuation of warrants held by mezzanine lender	(80,000)	385,000	—
Deferred income taxes	(395,000)	185,000	—
Cumulative effect of change in accounting principle	—	(3,674,000)	—
Gain (loss) on disposal of property and equipment	14,000	(25,000)	—
(Loss) earnings attributable to minority interest	(1,065,000)	94,000	9,000
Other	—	45,000	—
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	485,000	—	—
Accounts receivable	7,869,000	(370,000)	(338,000)
Inventory	(9,851,000)	(2,742,000)	(258,000)
Prepaid expenses and other current assets	(2,077,000)	36,000	(444,000)
Other non-current assets	—	—	89,000
Accounts payable and accrued liabilities	(3,872,000)	984,000	2,400,000
Accrued interest payable included in notes payable	250,000	462,000	—
Deferred revenues	—	—	(1,681,000)

Net cash provided by (used in) operating activities	(18,986,000)	(540,000)	2,353,000

Cash flows from investing activities:
Purchases of property and equipment	(949,000)	(450,000)	(199,000)
Proceeds from sales of property and equipment	31,000	42,000	—
Payments for deferred acquisition costs	(155,000)	(341,000)	(691,000)
Acquisition of Regal, net of seller financing	—	(183,000)	(17,857,000)
Cash acquired in acquisitions	38,000	—	4,994,000

Net cash used in investing activities	(1,035,000)	(932,000)	(13,753,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	7,125,000	—	—
Restricted proceeds from issuance of common stock	(1,200,000)	—	—
Payment of short-term bridge notes	(4,000,000)	—	—
Payment for repurchase of common stock	—	—	(1,485,000)
Proceeds from issuance of notes payable	—	—	19,255,000
Cash debt issue costs	—	—	(707,000)
Payment of common stock dividends	—	—	(4,500,000)
Payments on note payables	(1,551,000)	(1,273,000)	—
Payments of deferred equity financing costs	—	(237,000)	—
Increase (decreases) on lines of credit, net	11,506,000	500,000	(1,250,000)

Net cash provided by (used in) financing activities	11,880,000	(1,010,000)	11,313,000

Effects of exchange rate changes on cash and cash equivalents	711,000	58,000	(58,000)

Net decrease in cash and cash equivalents	(7,430,000)	(2,424,000)	(145,000)
Cash and cash equivalents at beginning of period	8,358,000	10,782,000	10,927,000

Cash and cash equivalents at end of period	$928,000	$8,358,000	$10,782,000

Other cash flow information:
Interest paid during period	$1,066,000	$1,206,000	$429,000
Income taxes paid during period	$19,000	$9,000	$5,000
Non cash financing activities:
Fair value of common stock issued in acquisition, net of issuance costs	$8,736,000	—	—
Fair value of Series E Junior Convertible Preferred Stock issued in acquisition, net of estimated registration costs	$6,010,000	—	—
Issuance of Series D Preferred Stock to former bridge lenders as payment for principal and accrued interest payable	$3,430,000	—	—
Deferred compensation converted to paid-in capital	$—	$3,000,000	—

See Accompanying Notes to Consolidated Financial Statements

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Eos International, Inc. is a public holding company owning capital stock of product marketing companies focusing on direct sales of consumer products. Eos is a Delaware corporation. Eos owns 100% of the capital stock of each of Discovery Toys, Inc. a California corporation, and I.F.S. of New Jersey, Inc., a New Jersey corporation, and 85% of the capital stock of Regal Greetings and Gifts Corporation, an Ontario, Canada corporation.

Eos International, Inc. changed its name from dreamlife, inc. in December 2001. All references now to “we,” “us,” and “our” refer to Eos International, Inc., its former business (dreamlife, inc.) and its current subsidiaries unless otherwise specified. All references to “Eos” refer to Eos International, Inc. All references to “Discovery Toys” refer to Discover Toys, Inc. All references to “Regal” refer to Regal Greetings & Gifts Corporation. All references to “IFS” refer to I.F.S. of New Jersey, Inc.

On July 18, 2001, Discovery Toys entered into a transaction with Eos that was accounted for as a reverse merger, with Discovery Toys as the accounting acquirer. The historical financial results for the periods prior to July 18, 2001 reflect the financial position and results of operations of Discovery Toys only.

On December 14, 2001, Eos purchased 85% of the assets of the Regal Greetings & Gifts division of MDC Corporation, Inc. (“MDC”), an Ontario corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). The Regal business consists of all the tangible assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory, prepaid expenses, a customer list, goodwill and tradename. This acquisition was accounted for as a purchase. The financial results of Regal are included in our consolidated financial statements for the periods following December 14, 2001.

On January 14, 2003, Eos purchased all of the outstanding capital stock of IFS. The IFS business consists of all the tangible assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory, prepaid expenses, franchisee relationships and goodwill. This acquisition was accounted for as a purchase. The financial results for IFS are included in our consolidated financial statements for the periods following January 14, 2003.

Discovery Toys is a multi-level direct marketer of approximately 200 educational products, including toys, games, books, and software. Discovery Toys sells its products to its network of approximately 30,000 independent sales representatives who in turn sell the merchandise to friends, family, neighbors, and co-workers. Discovery Toys’ principal office and warehouse are located in Livermore, California, and its geographic markets primarily encompass the United States and Canada.

Regal is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers. Regal sells its products to its network of over 400,000 independent sales representatives who in turn sell the merchandise to friends, family neighbors and coworkers. Regal distributes merchandise to its independent sales representatives from its 42 representative service centers located throughout Canada as well as from its main warehouse in Mississauga, Ontario. Regal also sells merchandise via its website. Regal’s products include a flagship line of greeting cards and gift wrap, the majority of which are printed in Canada, as well as innovative household and giftware items. Regal markets up to 3,300 items annually, the majority of which are sourced from Asia. Regal’s inventory includes more than 7,000 items, with prices ranging from $1 to $62 per item. Approximately 5% of the product line may be selected for customer personalization.

IFS sells product-based fundraising programs to schools throughout the United States and the Caribbean. School fundraising sponsors provide interested students with IFS products which they sell to their friends, families and neighbors. IFS sells its products to its school fundraising sponsors at 30% to 50% off the aggregate retail price of the products sold by the students.

NOTE 2. LIQUIDITY

Due to lack of working capital at Eos and possible non-compliance with bank covenants, there is uncertainty as to whether Eos can continue as a going concern. The report of our auditors on our consolidated financial statements as of September 30, 2003 contains a separate paragraph stating that substantial doubt exists about our ability to continue as a “going concern.” Uncertainty exists as to whether Eos will have sufficient working capital, whether Discovery Toys will be successful in receiving a waiver on bank covenants at September 30, 2003 and renegotiating covenants for the remainder of 2003 and 2004, and whether our other operating subsidiaries will be able to continue to comply with certain borrowing covenants during the fiscal year ending September 30, 2004. Should we be unable to secure additional financing for Eos or be in default of our debt agreements because of covenant violations, the lender could call the lines of credit. These conditions raise substantial doubt about our ability to continue as a going concern.

At September 30, 2003, Eos on a standalone basis had positive working capital of $249,000 at September 30, 2003, including $715,000 of restricted cash and approximately $164,000 of unrestricted cash, offset by accounts payable of $335,000 and other

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued liabilities of $533,000, consisting of related party balances for management fees, and estimated registration costs of $155,000 to be incurred in the quarter ending December 31, 2003. Except for cash received from the sale of our securities, Eos has no separate source of cash other than payments received from our operating subsidiaries and our operating subsidiaries lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. Eos does not have any funds available to borrow under a line of credit. Management believes that Eos has sufficient unrestricted cash to fund its operations through December 31, 2003. Management has received verbal approval from PNC Bank, National Association (“PNC Bank”) to allow IFS to fund $500,000 of Eos expenses during the fiscal year ending September 30, 2004 which would provide working capital to Eos through May 2004.

Discovery Toys, Regal, and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, Discovery Toys and Regal have recognized approximately 40-50% of their annual sales revenues in the fourth calendar quarter and IFS has recognized up to 60% of its annual sales revenue in the fourth calendar quarter. Borrowings on our operating subsidiaries’ lines of credit increased from zero at December 31, 2002 to $15.0 million at September 30, 2003. These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with their borrowing covenants. There can be no assurance that these operating subsidiaries will remain in compliance with their borrowing covenants or that their lenders will negotiate modified covenants to avoid default. In the future, should we be in default, our lenders could call the loans due and payable.

Discovery Toys is out of compliance with its borrowing covenants as of September 30, 2003. At November 15, 2003, Discovery Toys had no amounts outstanding under its line of credit and we are negotiating with PNC Bank to modify the covenants. Discovery Toys’ line of credit under its current agreement may not be sufficient to fund its operations for 2004 without revised terms. Failure to renegotiate revised terms could result in PNC Bank declining to provide seasonal financing in 2004. If an alternate source of financing could not be found, this could result in bankruptcy. We can give no assurances that the bank will agree to the modifications.

We expect Regal to be out of compliance with certain of these financial covenant ratios during periods of 2004. Management is currently negotiating with the Bank of Nova Scotia for modification of these covenants for Regal to remain in compliance with its loan agreements. We can give no assurances that the bank will agree to these modifications.

Management continues to explore how to restructure our lines of credit, long-term debt and Redeemable Series D Preferred Stock. Our objectives are to eliminate restrictions that limit payments of cash for corporate overhead expenses from our operating subsidiaries to Eos, to provide additional working capital to Eos, to reduce our total short-term borrowing requirements by allowing intercompany cash transfers, to extend the maturities of our long-term debt and to replace our Redeemable Series D Preferred Stock. We cannot give any assurances that we will accomplish this restructure.

We are reviewing our management consulting agreements with related parties for possible future cost savings opportunities. We cannot assure that we will be successful in renegotiating these agreements.

Considering our recent operating results and depending on the results of the three months ending December 31, 2003, an impairment charge is possible and the carrying value of our goodwill and intangible assets could be reduced.

NOTE 3. RECAPITALIZATION

Eos (formerly known as dreamlife) launched a website, www.dreamlife.com, on February 12, 2000 with an objective to build an interactive network for personal and professional improvement. This business model failed to generate sufficient revenues to support the business. On July 18, 2001, Eos acquired all of the outstanding capital stock of Discovery Toys pursuant to a Stock Purchase Agreement dated as of July 18, 2001, by and among Eos, Discovery Toys and the holders of all of the issued and outstanding capital stock of Discovery Toys (the “Discovery Toys Stockholders”). Pursuant to the Stock Purchase Agreement, Eos issued an aggregate of 33,772,143 shares of common stock to the Discovery Toys Stockholders in exchange for all of the issued and outstanding shares of capital stock of Discovery Toys. The corresponding recapitalization of Discovery Toys resulted in the issuance to Eos, for accounting purposes, of 22,359,955 shares. The terms of the reverse merger was determined through arms’-length negotiation by the management of Eos and the majority stockholders of Discovery Toys. Immediately subsequent to the acquisition, the Discovery Toys Stockholders held a majority of the voting interests in Eos. Discovery Toys operates as a wholly owned subsidiary of Eos. As Eos, immediately prior to the merger, was a public shell with no viable business operations of is own, the transaction has been accounted for as a reverse merger with Discovery Toys as the accounting acquirer. The restated financial results for periods prior to July 18, 2001 reflect the financial position and operations of Discovery Toys only as restated. Outstanding common shares of Discovery have been retroactively adjusted for all periods to give effect to the recapitalization.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Eos and its legally owned subsidiaries, Discovery Toys, Inc., Discovery Toys Canada, Inc., a Canadian subsidiary of Discovery Toys, Regal Greetings & Gifts Corporation, and Prime DeLuxe, Inc., a subsidiary of Regal, which conducts Regal’s operations in Quebec, Canada, and I.F.S. of New Jersey, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

Change in fiscal year

Effective January 1, 2003, we changed our fiscal year end from a calendar year end to the 12 month period commencing on October 1 and ending on September 30 for financial reporting. As a result of this change, our Consolidated Statements of Operations and Comprehensive Earnings (Loss), Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity (Deficit) are presented for the nine-month period ended September 30, 2003 and each of the two previous calendar years ended December 31, 2002 and 2001.

For comparative purposes only, the following table presents the condensed results of operations for the nine-month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Revenues	$52,148,000	$22,800,000
Cost of revenues	29,759,000	13,756,000
Gross profit	22,389,000	9,044,000
Selling, warehousing and operations, and general & administrative expenses	30,215,000	11,785,000
Amortization of negative goodwill	—	(393,000)
Operating profit (loss)	(7,826,000)	(2,348,000)
Interest income (expense), net	(5,598,000)	(465,000)
Other income (expense)	78,000	2,057,000
Provision for income taxes (benefit)	(1,303,000)	(7,000)
Minority interest benefit	501,000	—
Loss before cumulative effect of change in accounting principle	(11,542,000)	(749,000)
Cumulative effect of a change in accounting principle	3,674,000	—
Net loss attributable to common stockholders	(7,868,000)	(749,000)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.21)	$(0.02)
Basic and diluted net loss per share	$(0.14)	$(0.02)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	56,132,000	33,500,000

Foreign currency translation

We use the U.S. dollar as our functional currency, except for our Canadian subsidiary, Regal, which uses the Canadian dollar as its functional currency. Foreign currency assets and liabilities, including U.S. dollar denominated assets and liabilities held by Regal, are re-measured into the Canadian dollar using end-of-period exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during each period. Foreign currency transaction gains and losses are included in our consolidated statements of operations. For consolidation purposes, Regal’s financial statements are translated to the U.S. dollar reporting currency using period-end rates of exchange for assets and liabilities and using average quarterly exchange rates for revenues and expenses. Translation gains and losses are deferred and included in the cumulative translation adjustment component of other comprehensive income (loss) in stockholders’ equity (deficit).

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition and sales returns

Revenue is recognized when the product is delivered to our independent sales representatives and fundraising sponsors. Approximately 70% of Regal’s sales are made at representative service centers where delivery to its independent sales representatives occurs at the point of purchase. With respect to Discovery Toys’ sales and Regal’s non-service center sales, delivery generally occurs at the time of shipment, which is when legal title and risk of loss are transferred to their independent sales representatives. With respect to IFS, delivery generally occurs at the time of customer receipt, which is when legal title and risk of loss are transferred to its fundraising sponsors. Discovery Toys and Regal record shipping and handling fees invoiced to their independent sales representatives as revenue. IFS does not charge shipping and handling fees to its fundraising sponsors. Discovery Toys and Regal also record revenue for catalogues and business forms that are sold to their independent sales representatives.

Independent sales representatives and fundraising sponsors have limited rights to return product orders, and we record provisions for estimated returns and warranty costs at the time revenue is recognized based on historical experience.

We use cash incentive and promotional coupon awards to incent our independent sales representatives and fundraising sponsors. Discovery Toys maintains an incentive bonus plan in which all its sales representatives participate. Under the plan, its sales representatives earn cash incentive awards based on individual and team sales performance and other benchmarks. Cash incentive awards are determined and recorded on a monthly basis as a reduction in revenue. Regal awards promotional coupons for product purchases to its sales representatives on a periodic basis. These awards are reflected as a reduction of revenues in the period the awards are earned, which coincides with the period in which the related revenue is earned. IFS offers cash incentives to its fundraising sponsors and students which are reflected as a reduction in revenues in the period the awards are earned, which coincides with the period in which the related revenue is earned.

Discovery Toys provides coupons to their sales representatives, their sales representatives’ customers, and party hosts that can be used towards future purchases of products. When coupons are provided in conjunction with the sale of products, Discovery Toys allocates the sales proceeds between the fair values of the products and the value of the coupon based on estimated redemption rates. Amounts attributable to the value of the coupon are deferred until the earlier of redemption of the coupon or expiration occurs. When coupons are provided as incentives to party hosts, Discovery Toys accrues the value of the coupon based on estimated redemption rates as a reduction in revenue.

Discovery Toys provides incentive trips to its top sales representatives. Expenses for these trips are classified as sales and marketing expenses. IFS provides non-cash cash prizes, including toys and electronics, to students achieving certain sales levels. The cost of these prizes is included in cost of revenues.

We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record an additional allowance based on certain percentages of our aged receivables which are determined based on historical experience and our assessment of general financial conditions affecting our customer base. If actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The provision for doubtful accounts is classified as sales and marketing expense.

Cost of revenues consists of costs of products, printing costs of catalogues sold, and variable freight and labor costs.

Shipping and handling costs

In October 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-10, “Accounting for Shipping and Handling Revenues and Costs,” which requires fees billed to customers associated with shipping and handling to be classified as revenue, and costs associated with shipping and handling to be either classified as cost of revenues or disclosed in the notes to the financial statements. We record shipping and handling fees billed to customers as revenue. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of revenues.

Advertising costs, including catalogue costs

Direct response advertising costs, consisting principally of catalog preparation, printing and postage costs incurred by Regal and IFS are capitalized and amortized over the period of benefit, generally three to six months. $2,537,000 and $1,106,000 of such costs were capitalized at September 30, 2003 and December 31, 2002, respectively, and $4,502,000 and $4,974,000 was expensed for the nine-month period ended September 30, 2003 and the year ended December 31, 2002, respectively, as sales and marketing expenses.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional catalogue costs for Regal and Discovery Toys totaling $1,767,000, $2,899,000, and $1,062,000 for the nine-month period ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, respectively, are included in cost of revenues, as these catalogues were sold to sales representatives.

Warranty returns

We have warranty obligations in connection with the sales of Discovery Toys products. Discovery Toys offers a limited warranty on its products. Discovery Toys estimates its warranty returns at the point of sale for a given product based on historical rates. The change in our accrued warranty obligations for the year ended December 31, 2002 and the nine months ended September 30, 2003 was as follows:

	September 30, 2003	December 31, 2002
Accrued warranty obligations at beginning of period	$55,000	$75,000
Actual warranty experience during nine months ended September 30, 2003 and year ended December 31, 2002	(179,000)	(53,000)
Warranty provisions	167,000	33,000

Accrued warranty obligations at end of period	$43,000	$55,000

Seasonality

Our business is highly seasonal. Historically, revenues for the quarter ending December 31 constitute approximately 40% to 50% of annual revenues and substantially all of our net income has been realized during the quarter ending December 31. We believe that this is the general pattern associated with other toy and gift distributors and school fundraising companies.

Cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2003 and December 31, 2002, $34,000 and $3,663,000, respectively, of money market securities are included in cash and cash equivalents, the fair value of which approximates cost We deposit cash and cash equivalents with high credit quality financial institutions in the United States and Canada.

Derivatives

We account for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Inventory

Inventories are stated at the lower of cost or market value. We record adjustments to the value of inventory based upon our forecasted plans to sell our inventories. The physical condition (e.g. age and quality) of the inventories is also considered in establishing its valuation. For Discovery Toys, inventory primarily includes finished products purchased from contract manufacturers and is stated at the lower of weighted average cost or market. Regal inventory includes finished goods, work in process and raw materials and is stated at the lower of cost or market. Cost is generally determined on a first in, first out basis. For IFS, inventory consists of raw materials; work in process and finished goods purchased primarily from Asia. Cost is generally determined on a first in, first out basis.

Property and equipment

Property and equipment are stated at historical cost. Depreciation is calculated using the straight-line or accelerated method over the estimated useful lives of the assets ranging from three to ten years as follows:

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer equipment and software	3 to 5 years
Furniture, fixtures and office equipment	10 years
Leasehold improvements	Shorter of estimated economic life or term of the lease
Machinery and equipment	5 to 10 years

Depreciation expense for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 was $1,172,000, $1,484,000, and $580,000, respectively.

Goodwill, other indefinite-lived assets and negative goodwill

Goodwill and negative goodwill related to acquisitions occurring prior to July 1, 2001 were amortized using the straight-line method over a 10-year life through December 31, 2001. Due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, we ceased to amortize goodwill. Instead, we assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent review. Unamortized negative goodwill as of January 1, 2002 has been recorded as the cumulative effect of a change in accounting principle. Amortization expense of negative goodwill for the year ended December 31, 2001 was $(525,000). The cumulative effect of a change in accounting principle for the year ended December 31, 2002 was $3,674,000.

Fair value of financial instruments

We measure our financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The carrying values of the redeemable warrants and put rights granted to the minority stockholder are recorded at their fair value. The fair value of the notes payable at September 30, 2003 is $20,880,000.

Customer lists

Customer lists purchased in connection with the acquisitions of businesses are amortized on an accelerated basis based on when expected benefits are received over their estimated useful lives of five years. Amortization expense for the nine month period ended September 31, 2003 and each of the years ended December 31, 2002 and 2001 was $827,000, $1,282,000, and $0, and is classified as general and administrative expense.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income tax expense is the tax payable for the period plus the change during the period in deferred tax assets and liabilities.

Earnings per share (“EPS”)

We calculate basic EPS and diluted EPS in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

We follow the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which requires pro forma disclosure of net income and earnings per share as if the SFAS No. 123 fair value method had been applied. We continue to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic financial statements.

Under APB No. 25, expense for employee and director stock option grants is recognized if the market price of our common stock exceeds the exercise price of the option on the date on which both the number of shares an individual is entitled to receive and the exercise price are known. This measurement is referred to as the intrinsic value of an award.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. We did not grant any stock options during 2002 or 2001. However, during 2001, CYL Development Holding, LLC (CYL) granted certain of our employees and directors options to purchase 2.1 million shares of Eos common stock owned by CYL. We recorded expense based on the intrinsic value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003		2001
Risk free interest rate	3.95%		3.36%
Expected dividend yield	0.00%		0.00%
Expected stock volatility	55.00%		55.00%
Expected life of options	5.0 – 10.0	years	5.0	years

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting period.

Eos pro forma information follows:

	Nine Months Ended September 30, 2003	Year Ended December 31
		2002	2001
Net (loss) earnings applicable to common stockholders as reported	$(17,014,000)	$(2,903,000)	$1,740,000
Add: Stock-based compensation included in reported net earnings, net of related tax effects	490,000	—	51,000
Deduct: Stock based compensation determined under fair value method for awards, net of related tax effects	(2,348,000)	(295,000)	(243,000)

Pro forma net (loss) earnings applicable to common stock holders	$(18,872,000)	$(3,198,000)	$1,548,000

Pro forma basic and diluted (loss) earnings per common share	$(0.21)	$(0.06)	$0.03

The weighted-average fair value of options granted in 2003 by us was $0.24. The weighted-average fair value of options granted in 2001 by CYL to employees and directors of Eos was $0.47.

Minority interest

Minority interest represents MDC Corporation, Inc.’s (“MDC”) proportionate share of the equity of Regal plus the fair value of the put rights granted to MDC in connection with Eos’ acquisition of an 85% interest in Regal. The carrying value of minority interest is adjusted for changes in the fair value of the put rights, together with MDC’s proportionate share of Regal’s earnings. For the nine-months ended September 30, 2003, minority interest benefit was $1,065,000 and was comprised of a $476,000 benefit for the decrease in the fair value of the put rights and a benefit of $589,000 representing MDC’s 15% interest in Regal’s loss for the nine months ended September 30, 2003. For the year ended December 31, 2002, minority interest expense was $94,000 and was comprised of a $206,000 expense for the increase in the fair value of the put rights offset by a benefit of $112,000 representing MDC’s 15% interest in Regal’s loss for 2002. Minority interest expense for the year ended December 31, 2001 was comprised of MDC’s 15% interest in Regal’s earnings from the date of Regal’s acquisition, December 14, 2001, to December 31, 2001.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive earnings

As required by SFAS No. 130, “Reporting Comprehensive Income,” comprehensive earnings consists of other net earnings and other gains or losses affecting stockholders’ equity that are excluded from net earnings. Such gains or losses consist primarily of foreign currency translation gains or losses.

Management’s use of estimates and assumptions

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant estimates include the valuation of inventories, the fair value estimates of our redeemable warrants and put value associated with the minority interest in Regal, and the carrying value of our goodwill and intangible assets. Actual results could differ from those estimates, and such differences could be material and affect the results of operations reported in future periods.

Segment information

We have three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Discovery Toys, (2) Regal and (3) IFS. We evaluate performance based on revenues and operating profit. Overhead costs associated with Eos are characterized as “Corporate.”

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Recent accounting pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal of activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any immediate impact on our results of operations or financial condition.

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 does not have a material effect on our results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. The adoption of FIN 45 did not have a material effect on our results of operations or financial condition and these financial statements contain the required disclosures.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in financial statements about the method for accounting for stock-based compensation and the effect of the method used on reported results. Finally, this statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to APB Opinion No. 28 is effective for financial

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reports containing condensed financial statements for interim periods beginning after December 15, 2002. In compliance with SFAS No. 148, we elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plans as defined by APB Opinion No. 25 and we made the applicable disclosures in the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. We do not have any variable interest entities that must be consolidated.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this standard did not have a material effect on our results of operations or financial condition.

NOTE 5. BALANCE SHEET COMPONENTS:

	September 30, 2003	December 31, 2002
Accounts receivable, net:
Accounts receivable	$7,382,000	$1,630,000
Less allowance for doubtful accounts	444,000	108,000

Net accounts receivable	$6,938,000	$1,522,000

Inventory:
Finished goods	$33,017,000	$17,232,000
Work in process	186,000	56,000
Raw material and supplies	1,276,000	679,000
Less allowance for obsolescence	2,388,000	1,135,000

Net inventory	$32,091,000	$16,832,000

Prepaid expenses and other current assets:
Prepaid catalogue costs	$2,850,000	$1,514,000
Other prepaid expense and current assets	3,521,000	1,266,000

Total prepaid expenses and other current assets	$6,371,000	$2,780,000

Property and equipment, net:
Furniture, fixtures & office equipment	$860,000	$671,000
Machinery and equipment	2,244,000	1,501,000
Computer equipment and software (1)	5,857,000	3,974,000
Leasehold improvements	1,419,000	1,058,000

Total property and equipment	10,380,000	7,204,000
Less accumulated depreciation	4,935,000	3,592,000

Net property and equipment	$5,445,000	$3,612,000

Accrued liabilities:
Accrued compensation—sales consultants	$1,552,000	$2,135,000
Accrued compensation and related expenses	1,854,000	884,000
Sales and use taxes payable	480,000	1,432,000
Inventory in transit	881,000	614,000
Interest payable	26,000	925,000
Payables to related parties	502,000	729,000
Other	3,364,000	1,884,000

Total accrued liabilities	$8,659,000	$8,603,000

Minority interest:
15% interest in Regal	$3,699,000	$3,692,000
Fair value of put rights held by minority stockholder	323,000	716,000

Minority interest	$4,022,000	$4,408,000

(1)	Includes $859,000 of purchased software and capitalized development costs for IFS’ enterprise resource planning system that is expected to be implemented by May 31, 2004. Estimated additional development costs are $356,000.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. BANK LINES OF CREDIT

Discovery Toys, Regal and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, we have recognized approximately 40-50% of our annual revenues in the fourth calendar quarter at Discovery Toys and Regal. IFS has historically recognized up to 60% of its annual revenues in the fourth calendar quarter. These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with borrowing covenants. Should our subsidiaries not remain in compliance with their borrowing covenants, our subsidiaries would negotiate for modified borrowing covenants with their lenders to avoid default. Should the lenders not agree to modified borrowing covenants, the subsidiary would be in default and the lender could call the loans due and payable which might result in insufficient working capital for operations, inability to meet payment of debt obligations, or bankruptcy.

Discovery Toys has a line of credit arrangement with PNC Bank that provides for advances up to $5,000,000 with interest payable at a variable rate which is generally related to the bank’s borrowing rate plus 2% (5.5% at September 30, 2003). Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. At September 30, 2003, Discovery Toys had borrowings of $2.4 million on this line of credit and had no additional amounts available for borrowing. The line of credit expires in December 2004 and requires that certain covenants be met. Discovery Toys was not in compliance with all covenants at September 30, 2003 and Discovery Toys is negotiating with PNC Bank for revised covenants. Borrowings under the line of credit are secured by substantially all of the assets of Discovery Toys. There were no borrowings outstanding on this line of credit at December 31, 2002 due to the seasonality of the business.

In December 2001, in conjunction with the acquisition of Regal, Regal entered into a revolving credit agreement with The Bank of Nova Scotia for up to $10 million CDN (approximately $7.4 million U.S.) to assist in meeting its operating requirements. Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. The credit line bears interest at the bank’s Canadian prime rate plus 3.00% per annum (7.50% at September 30, 2003) with interest payable monthly. At September 30, 2003, Regal had borrowings of $4.2 million on this line of credit and had $1.6 million available borrowings based on its borrowing base restrictions. The line of credit is repayable upon demand and requires that certain borrowing covenants be met. Regal was in compliance with its bank covenants at September 30, 2003. Under revised covenants which were agreed upon April 28, 2003, and effective March 31, 2003, Regal was in compliance with its bank covenants. There were no borrowings on this line of credit at December 31, 2002 due to the seasonality of the business.

IFS has a line of credit with PNC Bank that provides borrowings up to $12,000,000 with interest payable at a variable rate of interest that is generally related to the bank’s borrowing rate plus 1% (4.75% at September 30, 2003). Outstanding advances may not exceed specified percentages of eligible accounts receivable and inventory as defined in the agreement. Borrowings under the line of credit are secured by accounts receivable, inventories, and property and equipment. At September 30, 2003, IFS had borrowings of $8.4 million outstanding on this line of credit and had $2.0 million additional borrowings based on its borrowing base restrictions. This borrowing arrangement also includes a $3.0 million letter of credit facility. At September 30, 2003, no letters of credit were outstanding. The line of credit expires in December 2003 and requires that certain financial covenants be maintained. On November 6, 2003, PNC Bank allowed IFS to exclude certain expenses from its covenant calculations as of September 30, 2003. With these revised calculations, IFS was in compliance with its bank covenants at September 30, 2003.

In August 2002, Eos entered into a Grid Demand Promissory Note agreement with JP Morgan Chase Bank establishing an unsecured line of credit of $500,000. The line of credit bore interest at prime rate. The line of credit expired on the earlier of (i) August 19, 2003, or (ii) on demand. At December 31, 2002, Eos had drawn funds against the line of credit of $500,000. In January 2003, the bank made a demand for payment and Eos repaid its line of credit on January 29, 2003 with proceeds from our private equity offering that was effected on January 14, 2003. The line of credit expired on January 29, 2003.

NOTE 7. NOTES PAYABLE AND REDEEMABLE WARRANTS

On January 14, 2003, Eos purchased I.F.S. of New Jersey, Inc. IFS has a note payable to PNC Bank, National Association secured by all the assets of IFS. The note is payable in monthly installments of $55,000 plus interest payable at a variable rate (5.0% at September 30, 2003). The effective interest rate is 5.0% at September 30, 2003. The final payment on the remaining balance of the note is due in December 2003. The carrying value of the note at September 30, 2003 is $1,211,000.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 14, 2001, Eos purchased the Regal Greetings & Gifts division of MDC, an Ontario Corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). Our acquisition of Regal was financed through borrowings totaling approximately $21.7 million undertaken by both Eos and Regal Greetings & Gifts Corporation, an entity formed by Eos to affect the purchase of the Regal division from MDC. The senior debt, mezzanine debt, seller debt, bride lending, and relevant accounting are summarized below.

The senior debt of approximately $7.0 million ($9,500,000 CDN), provided by The Bank of Nova Scotia to Regal bears interest at the bank’s prime rate plus 3% (7.50% at September 30, 2003) and matures in December 2006. Principal payments of $370,000 ($500,000 CDN) per quarter are to be made through December 2003, increasing to principal payments of $555,000 ($750,000 CDN) per quarter through September 2006, and a final payment of the remaining principal and interest are due in December 2006. In addition to the scheduled payments, accelerated payments may be required if certain operating cash flow requirements are met. This note is secured by all of the assets of Regal. Cash debt issue costs are reflected as a discount on the note. The effective interest rate of this note is 9.21%. The carrying value of the senior debt at September 30, 2003 is $6,499,000.

The mezzanine debt of approximately $5.2 million ($7,000,000 CDN) provided by RoyNat Capital to Regal bears interest at 12% and matures in January 2007. Interest is payable monthly. Principal payments of $111,000 ($150,000 CDN) per quarter are due from January 2004 through October 2006. The remaining unpaid balance is due upon maturity in January 2007. Regal issued 11,000 detachable warrants to purchase shares of Regal stock at $0.01 per share to RoyNat in connection with this debt. These warrants also entitle the holder to put rights that allow the holder of either the warrants or the shares to be received upon exercise to sell these warrants or shares back to Regal in exchange for cash. Upon issuance, the fair value of the warrants, inclusive of both the put and call features, was determined using the Black Scholes model and is reflected as a discount on the related debt with a corresponding credit reflected as a liability as the put is to be settled in cash and the call is to be settled in the shares of the subsidiary. The put may be exercised upon the earlier of certain liquidity events, as defined in the agreement, or January 2007. The price at which the warrants or underlying shares may be sold back to us is equal to the greater of (i) the price paid per share in any of the triggering liquidity events, (ii) fair market value, as defined in the agreement per share of Regal stock, or (iii) five times average Regal earnings per share before interest, taxes, depreciation and amortization plus cash on hand less payments needed to retire the senior debt, mezzanine debt and note to seller. Regal also has the right to buy back up to 50% of the warrants or shares received subsequent to exercise of the warrants. Changes in the fair value of the warrants measured at each balance sheet date are recorded as additional interest expense. To value the warrants at December 31, 2002 using the Black Scholes model, a risk-free rate of 2.34%, volatility of 55%, a dividend yield of zero, and an expected life of four years were used. To value the warrants at September 30, 2003 using the Black Scholes model, a risk-free rate of 2.09%, volatility of 45%, a dividend yield of zero and an expect life of 3.25 years were used. The decrease in value of the warrants during the nine months ended September 30, 2003 reduced interest expense by $75,000. This note is secured by all of the assets of Regal. The mezzanine debt is subordinate to the senior debt. The effective interest rate of this note is 16.38%. At September 30, 2003, the carrying value of the mezzanine note is $4,442,000.

In connection with our acquisition of Regal, Regal issued a note to the seller, MDC, in the principal amount of approximately $3.8 million ($6,000,000 CDN). Since acquisition, Regal has accrued interest payable of $589,000. The note is unsecured, bears interest at 7% and matures in December 2006. Two principal payments of equal to the lesser of approximately $1.48 million ($2.0 million CND) or a percentage of operating cash flow are to be made by February 2005 and February 2006. The remaining unpaid balance of principal and interest is due upon maturity in December 2006. Because the stated interest rate on the note is less than the market rate of interest that Regal could obtain on a note with similar terms (which we believe to be 13%), a discount has been recorded on the note to approximate the difference between the fair value and face value of the note. The note is subordinate to both the senior and mezzanine debt. At September 30, 2003, the note payable balance of $4,333,000 includes a remaining unamortized discount on the note of $698,000 and deferred interest payable of $589,000.

In connection with our acquisition of Regal, DL Holdings I, LLC and Weichert Enterprises LLC provided bridge financing to Eos in the aggregate principal amount of $6.5 million that bore interest at 13% and matured in April 2002, at which time all principal and interest was due. Eos’ short-term bridge lenders were also granted 2,600,000 warrants to purchase shares of Eos common stock at $2.95 per share. Eos’ short-term bridge lenders were originally granted a penalty clause which provides that they would receive warrants to purchase 16,667 shares of common stock at $0.01 per share for every day that the note and interest was not paid after December 9, 2002. The warrants also contained put rights that would have allowed the warrant holders to sell their warrants back to Eos in exchange for cash. The price at which holders could put their warrants back to Eos until April 14, 2002 was $0.15 per warrant. The value attributable to this put of $390,000 at December 31, 2001 was classified as a liability as it was to be settled in cash.

At the time of issuance, the relative fair value the original warrants, inclusive of both the call and put features, issued to Eos’ short-term bridge lenders was determined using the Black Scholes model and was reflected as a discount on the note. Underlying assumptions in the valuation include a risk-free rate of 4.46%, volatility of 55%, a dividend yield of zero and an expected life of 5.33 years. The value attributable to put has been classified as a liability as it is settled in cash. The value attributable to the call was

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classified as equity as it is settled in the shares of Eos, which is the parent company. A significant stockholder of Eos is also a non-voting member of DL Holdings I, LLC. Eos also has the right to buy back up to 75% of the warrants from the warrant holders.

During 2002, various amendments were made to the short-term bridge notes and the related warrants that a) extended the maturity date of the notes to January 31, 2003; b) increased the price at which the holders could sell the warrants back to Eos to $0.90 per warrant; and c) amended the exercise price from $2.95 per underlying share to the weighted average cash price paid per share of common stock sold be Eos from April 15, 2002 through December 31, 2002. Due to the change in the redemption price of the warrants from $0.15 per warrant to $0.90 per warrant, we recorded additional interest expense of $1,950,000 during 2002 to reflect the increase in liability associated with the warrant put rights to $2,340,000 at December 31, 2002. As there were no sales of common stock between April 15, 2002 and December 31, 2002, we did not record any expense associated with the modification of the warrants’ exercise price during 2002.

On January 14, 2003, Eos exchanged its existing short-term bridge notes payable totaling $6,500,000 plus accrued interest payable of $930,000 for an aggregate of $4,000,000 in cash and 1,000 shares of redeemable Eos Series D Preferred Stock with a fair value of $3,430,000. The fair value of the Series D Preferred Stock equaled its redemption value at January 14, 2003 and there was no gain or loss on extinguishment of debt. We may redeem the shares of Series D Preferred stock at our option, and under certain circumstances we are required to redeem the shares, including voluntary or involuntary liquidation, dissolution or winding up of the affairs of our company. The Series D Preferred Stock requires Eos to pay upon redemption a liquidation preference of $3,415,000 plus an additional amount accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed. Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to income allocable to common stockholders. Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to Eos’ short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the existing put rights of Eos’ short-term bridge lenders, which had a redemption value totaling $2,340,000, were eliminated. The carrying value assigned to the put rights of $2,340,000 was reclassified to additional paid in capital as a result of this transaction. The incremental fair value of the warrant modification, which amounted to $870,000, was recorded as additional interest expense in the nine months ended September 30, 2003.

On January 15, 1999, in accordance with the Avon Stock Transfer Agreement between Avon Products Inc., Discovery Toys L.L.C. and Discovery Toys, Inc., Discovery Toys received $3,500,000 in exchange for an unsecured note payable to Avon due on January 15, 2006. The note bears interest at 4.64% per annum payable at maturity. We determined that the market rate of interest at which Discovery Toys could borrow similar funds was approximately 10.75% per annum at January 15, 1999. As a result, the note payable was recorded net of a discount of $1,227,000 that will be amortized into interest expense over the life of the note. On June 28, 2001 the loan agreement was amended and a new maturity date was established. The new maturity date of the loan was June 30, 2003, and at December 31, 2001 the note payable balance of $3,412,000 included a remaining unamortized discount on the note of $591,000 and deferred interest payable of $503,000. On December 27, 2002, the loan agreement was amended and a new maturity date was established. The new maturity date of the loan is December 31, 2004. This amendment also required the payment of accrued interest of $150,000, which was made on June 30, 2003. At September 30, 2003, the note payable balance of $4,060,000, including accrued interest payable of $683,000, also includes a remaining unamortized discount on the note of $123,000, which will be amortized through the revised maturity date of December 31, 2004. The effective rate of this note payable is 10.48%.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
Maturing within one year:
Avon note	$—	$150,000
Senior debt, prime plus 3%	2,036,000	1,266,000
Mezzanine debt, 12%,	333,000	—
IFS note, variable (5.0% at September 30, 2003)	1,211,000	—

Subtotal	3,580,000	1,416,000

Short-term bridge notes, 13%, due January 2003	—	6,500,000

Total notes payable maturing within one year	$3,580,000	$7,916,000

Notes payable:
Note due to seller Avon, 4.64%, unsecured, due December 2004	$4,060,000	$3,991,000
Senior debt, prime plus 3%, due December 2006	6,499,000	6,401,000
Mezzanine debt, 12%, due January 2007	4,442,000	3,650,000
Note due to seller MDC, 7% unsecured, due December 2006	4,333,000	3,347,000
IFS note, variable (5.0% at September 30, 2003)	1,211,000	—

Total notes payable	20,545,000	17,389,000
Less current portion	(3,580,000)	(1,416,000)

Total notes payable, less current portion	$16,965,000	$15,973,000

Outstanding notes payable as of September 30, 2003 are comprised of the following:

	Principal and Deferred Interest Payable	Discount	Net Carrying Value
Senior debt	$7,033,000	$534,000	$6,499,000
Mezzanine debt	5,182,000	740,000	4,442,000
Note due to seller MDC	5,031,000	698,000	4,333,000
Note due to seller Avon	4,183,000	123,000	4,060,000
IFS note	1,211,000	—	1,211,000

	$22,640,000	$2,095,000	20,545,000

Less: Current maturities			3,580,000

Total notes payable, less current maturities			$16,965,000

Minimum annual payments are due as follows:

Year ending September 30,
2004	$3,580,000
2005	6,848,000
2006	2,665,000
2007	9,547,000

$22,640,000

NOTE 8. ACQUISITIONS

I.F.S. of New Jersey, Inc.

On January 14, 2003, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated as of December 10, 2002, as amended, we acquired I.F.S. of New Jersey, Inc. (“IFS”), a New Jersey corporation, doing business as Institutional Financial Services, a privately-held products-based fundraising company. We accounted for this acquisition as a purchase.

Under the terms of the Merger Agreement, we issued 15,988,001 shares of our common stock and 1,000 shares of Series E Junior Convertible Preferred Stock in exchange for IFS capital stock. As discussed below, each share of Series E Junior Convertible Preferred Stock was convertible into 11,000 shares of our common stock upon the increase in authorized shares of our common stock sufficient for such conversion. We sought and received stockholder approval of an increase at our 2003 Annual Meeting of Stockholders. By virtue of the transaction, IFS became a wholly owned subsidiary of Eos. Eos common stock issued to the selling IFS shareholders is valued at $0.55 per share based on the fair value of our common stock as of December 12, 2002, the date on which the

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merger agreement was executed, the terms of the transaction were agreed upon, and the transaction was announced. The estimated fair value was based on the average closing price of our common stock during the period from December 6, 2002 through December 12, 2002. Series E Junior Convertible Preferred Stock was valued at $6,050 per share.

Shares of Series E Junior Convertible Preferred Stock, $0.01 par value, were automatically convertible into shares of our common stock upon us having a sufficient number of authorized and unissued shares of common stock sufficient to convert all shares of the Series E Junior Convertible Preferred Stock into shares of our common stock at a ratio of 11,000 shares of common stock for each share of Series E Junior Convertible Preferred Stock. Holders of Series E Junior Convertible Preferred Stock have the same voting rights and vote together with holders of our common stock and are entitled to 11,000 votes for each share of Series E Junior Convertible Preferred Stock owned of record. Neither Eos nor holders of the Series E Junior Convertible Preferred Stock had a right of redemption with respect to such stock. Effective May 21, 2003, each share of our Series E Junior Convertible Preferred Stock was automatically converted into 11,000 shares of our common stock.

Eos and IFS share certain common officers, directors and stockholders. James M. Cascino, President, former Chief Executive Officer and current director of Eos, also serves as President and Chief Executive Officer of IFS. Jack B. Hood, Chief Financial Officer and Treasurer of Eos, also serves as Chief Financial Officer of IFS. In addition, Anthony R. Calandra, Julius Koppelman, and William S. Walsh serve on the board of directors of both Eos and IFS. Messrs. Cascino, Hood, and Walsh, together with members of McGuggan, L.L.C., a New Jersey limited liability company, collectively own and control approximately 35% of the voting stock of Eos and approximately 87% of the voting stock of IFS. Messrs. Calandra, Liati and Adubato are principals and/or officers of, and beneficially own 75% of, McGuggan, L.L.C. as well as acting directors of IFS. The consideration paid by Eos for the acquisition of IFS was determined through arms’-length negotiation by only the independent board members of Eos and the majority stockholders of IFS.

The IFS acquisition was accomplished to continue Eos’ strategy of acquiring direct selling companies and to complete Eos’ private equity offering and short-term bridge note refinancing transactions which were each contingent upon the completion of the acquisition. Goodwill was created because of the market value being placed on IFS’ earnings and cash flow opportunity in excess of the net value of the assets acquired.

The purchase price is comprised of the following:

Estimated fair value of common stock issued	$8,736,000
Estimated fair value of Series E Junior Convertible Preferred Stock issued	6,010,000
Estimated acquisition costs	496,000

Total purchase price	$15,242,000

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition, as determined by independent appraisal:

January 14, 2003
Current assets	$19,790,000
Property, plant and equipment	1,595,000
Acquired intangible assets	548,000
Goodwill	7,243,000

Total assets acquired	29,176,000
Total liabilities assumed	(13,934,000)

Purchase consideration	$15,242,000

Goodwill acquired in this acquisition is not deductible for tax purposes and is assigned to the IFS reporting segment.

The acquired intangible asset represents franchisee relationships with an estimated useful life of five years and is amortized on a straight line basis.

Regal Greetings & Gifts

On December 14, 2001, Eos purchased the Regal Greetings and Gifts division of MDC, an Ontario Corporation, and Prime DeLuxe, Inc. (a subsidiary of MDC). This acquisition was accounted for as a purchase. The Regal acquisition was accomplished to continue Eos’ strategy of acquiring direct selling companies. Goodwill was created because of the market value being placed on Regal’s earnings and cash flow opportunity in excess of the net value of the assets acquired.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Regal business was purchased by Regal Greetings & Gifts Corporation, a Canadian Corporation (“Regal”) which was formed by RGG Acquisition Inc., (“RGG”), a wholly owned subsidiary of Eos, to effect the purchase. The purchase price for an 85% interest in the assets of the Regal business was approximately $22.0 million, including $0.7 million in cash acquisition costs, plus the assumption of existing liabilities. The $22.0 million, together with cash debt issue costs of $0.7 million relating to the transaction, was satisfied with the issuance of a $3.8 million note ($2.9 million net of discount) by Regal to MDC, put rights with an estimated fair value of $0.5 million granted to MDC related to its 15% ownership interest in Regal, $6.5 million of short-term bridge notes issued by Eos, a primary loan of $8.3 million from The Bank of Nova Scotia to Regal and a mezzanine loan in the amount of $4.5 million from RoyNat Capital Inc. (“RoyNat”) to the Regal. In connection with the short-term notes, Eos issued warrants to acquire 2,600,000 shares of its common stock for $2.95 per share subject to certain terms and conditions. In connection with the mezzanine loan, Regal issued warrants to RoyNat to purchase 11,000 shares of the common stock of the Regal for $0.01 per share. Upon exercise of such warrants, RGG’s and MDC’s percentage of ownership of Regal will be reduced proportionally. The purchase price and nature of the consideration paid in the acquisition were determined through negotiations.

The results of Regal’s operations have been included in the consolidated financial statements since December 14, 2001.

Based on the exchange rate as of the date of the acquisition, the aggregate purchase price was US$22.0 million, including put rights granted to MDC valued at $510,000. The value of the put rights, which allow MDC to sell back its minority interest to us in exchange for cash, was estimated using the Black Scholes model. Assumptions underlying the valuation included a risk free rate of 4.46%, a volatility of 55%, a dividend yield of zero and an expected life of 5 years. The put may be exercised upon the earlier of certain liquidity events, as defined in the agreement, or February 2007. The price at which the minority interest shares may be sold back to us is equal to the greater of (i) the price paid per share in any of the triggering liquidity events, (ii) fair market value, as defined in the agreement, per share of Regal stock, or (iii) 5.5 times average Regal earnings per share before interest, taxes, depreciation and amortization plus cash on hand less payments needed to retire the senior debt, mezzanine debt and note to seller.

Purchase price is comprised of the following:

Cash to seller (a)	$17,857,000
Seller financing, net of discount of $925,000	2,902,000
Put rights granted to the selling stockholder	510,000
Acquisition costs	691,000

$21,960,000

(a)	Sources of cash are comprised of the following:

	Net Carrying Value	Discount	Face
Senior debt	$7,584,000	$707,000	$8,291,000
Mezzanine debt	3,470,000	994,000	4,464,000
Bridge financing	5,384,000	1,116,000	6,500,000

			19,255,000
Less: Cash debt issue costs			(707,000)
Acquisition costs			(691,000)

			$17,857,000

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

December 14, 2001
Current assets	$16,599,000
Property, plant and equipment	3,888,000
Other assets	757,000
Customer list	3,155,000
Goodwill	760,000
Other indefinite-lived intangible assets	4,824,000

Total assets acquired	29,983,000
Current liabilities	(4,196,000)
Minority interest	(3,827,000)

Purchase consideration	$21,960,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The customer list represents an acquired intangible asset with a useful life of five years. All indefinite-lived intangibles, including goodwill and tradename, are allocated to the Regal segment, and approximately 75% of the balance is expected to be deductible for tax purposes.

The following summarized unaudited pro forma combined results of operations of the Eos, Discovery Toys, Regal and IFS for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 are presented as if the acquisitions of IFS and Regal and the reverse merger with Discovery Toys had occurred on the first day of the periods presented and includes adjustments (increase in amortization of intangible assets) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma combined results of operations of Eos, Discovery Toys, Regal and IFS for the years ended December 31, 2002 and 2001 include adjustments resulting from (i) Eos’ $7.5 million private equity offering of 15,000,000 shares of Eos common stock at $0.50 per share, less cash issuance costs of $375,000, and issuance of 900,000 shares of common stock as a placement fee, (ii) the repayment of Eos’ short-term bridge notes, including $930,000 of interest payable, with $4.0 million in cash and the issuance of 1,000 shares of redeemable Series D Preferred as if these transactions had occurred on the first day of the periods presented and includes adjustments (interest expense and preferred dividends) directly attributable to these transactions. Each of the acquisition of IFS by Eos, Eos’ private equity offering, and the short-term bridge note re-financing transaction were contingent upon the occurrence of each of the other two transactions.

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the IFS and Regal acquisitions, the reverse merger, and the private equity offering and short-term bridge note financing transactions been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

Unaudited Pro Forma Information:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenues	$71,853,000	$148,996,000	$147,646,000
(Loss) earnings before cumulative effect of change in accounting principle	(17,139,000)	1,803,000	(10,725,000)
Net (loss) earnings	(17,139,000)	5,477,000	(10,725,000)
Net earnings (loss) applicable to common stockholders	(17,472,000)	5,033,000	(11,139,000)
Basic and diluted earnings (loss) per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.18)	$0.01	$(0.14)

Basic and diluted loss per common share applicable to common stockholders	$(0.18)	$0.05	$(0.14)

The 2001 pro forma net loss includes a $17.5 million goodwill impairment charge that was recorded by Regal prior to its acquisition by Eos.

NOTE 9.	GOODWILL, OTHER INDEFINITE-LIVED INTANGIBLE ASSETS, NEGATIVE GOODWILL AND CUSTOMER LIST

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142, adopted January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

We adopted the provisions of SFAS 141 as of July 1, 2001 and with the adoption of SFAS No. 142, on January 1, 2002, the remaining unamortized negative goodwill has been recorded as the cumulative effect of a change in accounting principle. As a result, we recorded a benefit of approximately $3.7 million in the first quarter of 2002, resulting from the write-off of negative goodwill recorded on the books of Discovery Toys. Goodwill was also recorded as part of the purchase price allocation in conjunction with the acquisition of Regal on December 14, 2001 and the acquisition of IFS on January 14, 2003. Regal completed its transitional impairment test during the second quarter of 2002 and its annual test during the fourth quarter of 2002. No impairment was noted in these tests.

We assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews.

The following reflects the impact that SFAS No. 142 would have had on prior year net earnings before cumulative effect of change in accounting principle and earnings (loss) per common share if adopted in 2001:

	Years Ended December 31,
	2002	2001
Reported net (loss) earnings	$(2,903,000)	$1,740,000
Cease negative goodwill amortization	—	(525,000)
Write-off of unamortized negative goodwill	(3,674,000)	—

Adjusted net (loss) earnings	$(6,577,000)	$1,215,000

Reported basic and diluted (loss) earnings per common share	$(0.05)	$0.04
Cease negative goodwill amortization	—	(0.01)
Write-off of unamortized negative goodwill	$(0.07)	—

Adjusted basic and diluted (loss) earnings per common share	$(0.12)	$0.03

Changes in the net carrying amount of tradename, goodwill and negative goodwill for the nine months ended September 30, 2003 and the year ended December 31, 2002 are as follows:

Segment:	Regal		IFS	Total Goodwill	Discovery Toys
	Tradename	Goodwill	Goodwill		Negative Goodwill
Balance at December 31, 2001:	$—	$5,488,000	—	$5,488,000	$(3,674,000)
Reallocation based on final allocation of purchase price	4,824,000	(4,588,000)	—	(4,588,000)	—
Cumulative effect of change in accounting principle	—	—	—	—	3,674,000

Balance at December 31, 2002	$4,824,000	$900,000	—	900,000	—
Acquisition of IFS on January 14, 2003	—	—	7,243,000	7,243,000	—
Foreign currency translation	709,000	243,000	—	243,000	—

Balance at September 30, 2003	$5,533,000	$1,143,000	$7,243,000	$8,386,000	$—

Other intangible assets include the acquired customer list purchased in connection with the acquisition of Regal and the acquired franchisee relationships in connection with the acquisition of IFS and are amortized over an estimated useful life of five years. As of September 30, 2003 and December 31, 2002, other intangible assets, net, consisted of:

	September 30, 2003	December 31, 2002
Other intangible assets, net:
Customer list	$3,391,000	$3,131,000
Franchisee relationships	548,000	—
Less accumulated amortization	(2,102,000)	(1,282,000)

Other intangible assets, net	$1,837,000	$1,849,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense is as follows:

Years ending September 30,
2004	$788,000
2005	788,000
2006	121,000
2007	110,000
2008	30,000

$1,837,000

Amortization expense related to other intangible assets was $827,000 for the nine months ended September 30, 2003 and $1,282,000 and $0 for the years ended December 31, 2002 and 2001, respectively.

NOTE 10. STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK

All share data has been retroactively restated based on the share exchange rate implicit in the Discovery Toys transaction of approximately 80 shares of Eos common stock for each share of Discovery Toys common stock outstanding at July 18, 2001. The weighted-average number of shares outstanding for the year ended December 31, 2001 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding.

On May 15, 2003, our stockholders approved an amendment to our Certificate of Incorporation to increase our authorized shares from 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On January 14, under the terms of Eos’ merger agreement with IFS, 15,988,001 unregistered shares of Eos common stock were issued from treasury and 1,000 shares of Series E Junior Convertible Preferred Stock were issued in exchange for all of the outstanding shares of IFS capital stock. Each share of Series E Junior Convertible Preferred Stock was convertible into 11,000 shares of Eos common stock upon confirmation of the effectiveness of the amendment to Eos’ Certification of Incorporation effecting the increase in authorized shares of Eos common stock sufficient for such conversion. Effective May 21, 2003, each share of Series E Junior Convertible Preferred Stock was automatically converted into 11,000 shares of Eos common stock. Eos granted registration rights to the former IFS shareholders. Estimated registration costs totaling $57,000 and $40,000 have been deducted from the fair value of the common stock and Series E Preferred Stock issued in the merger, respectively.

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

On January 14, 2003, Eos exchanged its existing short-term bridge notes payable issued in connection with the acquisition of Regal in the aggregate principal amount of $6.5 million plus accrued interest payable of $930,000 for an aggregate of $4.0 million in cash and 1,000 shares of redeemable Eos Series D Preferred Stock, which require Eos to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that the Series D Preferred Stock is not redeemed. Eos may redeem the shares of Series D Preferred stock at our option, and under certain circumstances Eos is required to redeem the shares, including voluntary or involuntary liquidation, dissolution or winding up of the affairs of the company. Increases in the liquidation preference of the Series D Preferred Stock are reflected as a charge to stockholders’ equity. In connection with the issuance of redeemable stock, Eos exchanged old warrants to purchase 2,600,000 shares of Eos common stock at an original exercise price of $2.95 per share issued to its short-term bridge lenders for amended and restated five-year immediately exercisable warrants to purchase an aggregate of 3,000,000 shares of Eos common stock at an exercise price of $0.25 per share. In connection with this exchange, the bridge lenders’ existing put rights totaling $2,340,000 were eliminated.

On September 29, 2003, in connection with an employment agreement dated as of September 24, 2003, Jose Ferreira, Jr. became the Chief Executive Officer and President of Eos. We granted 10 million restricted shares of our common stock to Mr.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ferreira, two million shares of which vested upon grant and the remaining eight million shares of which are to vest in equal portions on each of the first and second anniversaries of the date of grant, respectively provided that Mr. Ferreira is our Chief Executive Officer on such dates. The fair value of the 10,000,000 shares awarded was $10.0 million based on the closing market price of our common stock, which was $1.00 on September 26, 2003, the business day prior to the date of grant. We recorded $2.0 million of stock-based compensation expense and $8.0 million of deferred compensation expense in connection with this restricted stock grant during the quarter ended September 30, 2003. For so long as shares of the restricted stock grant are unvested or deferred, Mr. Ferreira is not permitted to vote or dispose of the shares. Our Compensation Committee will vote all ten million shares of the grant. The 10,000,000 shares are held in a rabbi trust and are considered treasury stock.

As a result of the above transactions effected in 2003, our outstanding common stock increased from 56,132,098 shares as of December 31, 2002 to 88,020,099 shares as of January 14, 2003 to 99,020,099 shares as of May 21, 2003 and as of September 30, 2003. Our outstanding Series E Junior Convertible Preferred Stock increased from 0 shares as of December 31, 2002 to 1,000 shares as of January 14, 2003 and decreased to 0 shares as of May 21, 2003. Our outstanding redeemable Series D Preferred Stock increased from 0 shares as of December 31, 2002 to 1,000 shares as of January 14, 2003. Treasury stock decreased from 22,408,396 shares at December 31, 2002 to 0 at January 14, 2003 and increased to 10,000,000 shares as of September 29, 2003. The reduction in the exercise price of the warrants issued to the former bridge lenders resulted in $870,000 additional paid in capital. The carrying value assigned to the put rights of $2,340,000 was reclassified to additional paid in capital as a result of the short-term bridge notes transaction.

Eos granted registration rights to the recipients of Eos securities in connection with the acquisition of IFS, to the investors in connection with the private equity offering, to Eos’ former short-term bridge lenders, and to the placement agent in the private equity offering.

In October 2002, we converted the deferred compensation of our Chairman of the Board, Peter A. Lund, totaling $3,000,000 to paid-in capital in exchange for the future issuance of stock options of equal fair market value at date of grant, subject to stockholder approval. On January 23, 2003, we granted Mr. Lund options to purchase an aggregate of 5,750,000 shares of our common stock, subject to stockholder approval at the 2003 Annual Meeting of Stockholders, at $0.50 per share. The option grant was approved on May 15, 2003 at the Annual Meeting of Stockholders. No expense was recorded based on the intrinsic value at the approval date.

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

On July 6, 2001, we redeemed 130,395 shares of its common stock held by an employee in exchange for $29,000.

On June 29, 2001, we made a cash distribution to holders of our common stock in the aggregate amount of $4,500,000, of which $99,000 was recorded as a dividend and $4,401,000 was recorded as a distribution in excess of capital.

On June 28, 2001, we redeemed 3,911,831 shares of its common stock held by Avon Products, Inc. in exchange for $1,456,000.

STOCK OPTIONS

On September 2, 2003, we granted options to purchase 50,000 shares of our common stock at $0.50 per share to an employee. These options have a ten year term. At the September 2, 2003 measurement date, this grant of options had no intrinsic value.

On August 21, 2003, we granted options to purchase 50,000 shares of our common stock at $0.50 per share to each of four non-employee directors. These options have a nine year term. At the August 21, 2003 measurement date, these grants of options had no intrinsic value.

On May 15, 2003, our stockholders approved the adoption of the 2003 Stock Award and Incentive Plan. A total of 10,000,000 shares of common stock were reserved for issuance under the 2003 Stock Award and Incentive Plan. Our stockholders also approved the grant to Peter A. Lund of an option to purchase 5,750,000 shares of our common stock as compensation for his service as Chairman of our Board of Directors.

In October 2002, we entered into an amended employment agreement with Peter A. Lund, Chairman of the Board, revising Mr. Lund’s annual salary and reducing the risk of failure to pay his salary which could constitute a constructive termination and would

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require payment to Mr. Lund of deferred compensation of $3.0 million. The amended employment agreement eliminated Mr. Lund’s $3.0 million deferred compensation bonus. The revised agreement also provided for an award of non-qualified stock options to purchase shares of our common stock, subject to stockholder approval, with a 10 year term and an exercise price and grant date to be determined, contingent upon Eos securing a minimum level of additional financing. On January 23, 2003, we granted Mr. Lund options to purchase an aggregate of 5,750,000 shares of our common stock, subject to stockholder approval at the 2003 Annual Meeting of Stockholders, at $0.50 per share. The option grant was approved on May 15, 2003 and the options were vested upon grant. At the May 15, 2003 measurement date, this grant of options had no intrinsic value.

On January 23, 2003, we granted options to purchase an aggregate of 250,000 shares of our common stock at $0.50 per share to an employee subject to certain contingencies that were met on May 15, 2003. The options have a ten-year term and were vested upon grant. At the May 15, 2003 measurement date, this grant of options had no intrinsic value.

To complete the financing transactions effected on January 14, 2003, Eos was required to resolve commitments to certain members of Regal management to provide an equity compensation program agreed to at the time of the Regal acquisition in December 2001. On December 31, 2001, the Compensation Committee approved, subject to the consent of the Board of Directors, which was not received until 2003, the issuance of options covering an aggregate of 3,600,000 shares of Eos common stock to Regal management, of which 2,600,000 shares were to be granted after the closing of the private equity offering and the remaining 1,000,000 options are reserved for future issuance with respect to 2003 based upon criteria to be established by the Compensation Committee and management of Regal. On January 23, 2003, Eos issued options to purchase 1,600,000 and 1,000,000 shares of Eos common stock at $0.50 per share and $0.01 per share, respectively. The options granted have a ten-year and a five-year term, respectively, and vested upon grant. The options issued with an exercise price of $0.01 per share resulted in $490,000 of stock-based compensation for the Regal segment in the nine months ended September 30, 2003.

During 2001, CYL, a principal owner of our common stock, granted certain Eos employees and directors options to purchase 2,100,000 shares of our common stock owned by CYL. We recorded a charge of $51,000 to general and administrative expense based on the intrinsic value of the awards.

Stock Option Plans

We have in effect the 1997 Stock Option Plan, the 1999 Employee Stock Option Plan, the 1999 Outside Directors Stock Option Plan, the 1999 Consultants Stock Option Plan, and the 2003 Stock Award and Incentive Plan. As of September 30, 2003, options to purchase an aggregate of 12,757,753 shares of common stock were outstanding under all plans and 11,420,747 were available for future grant.

1997 Stock Option Plan

Our officers, directors, consultants and other key personnel are eligible for option grants under our 1997 Stock Option Plan which is administered by our board of directors. The administration of the 1997 Plan may be delegated to a committee of the board at our board’s discretion.

The 1997 Plan authorizes the granting of incentive stock options (ISOs) and non-qualified stock options (“NSO”s) to purchase up to 750,000 shares of common stock at a price not less than 100% (110% in the case of ISO’s granted a person who owns stock possessing more than 10% of our voting power) of the fair market value of the common stock on the date of grant and provides that no portion of an option may be exercised beyond ten years from that date (five years in the case of ISO’s granted to a 10% stockholder). To the extent not otherwise provided by our board, options granted under the 1997 Plan to employees and consultants become exercisable in three installments, each equal to one-third of the entire option granted and exercisable on the first, second and third anniversaries of the grant date, respectively. In the event an employee’s service to us ceases, vested options may be exercised within one year in the case of death or following a determination of disability. Vested options may be exercised within three months following termination for any other reason unless such termination is for cause. If termination is for cause, the options will not be exercisable following such termination. In no event may an option be exercised later than the date of expiration of the term of the option as set forth in the agreement evidencing such option. Options will not be transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative). The 1997 Plan will terminate by its terms in 2007.

As of September 30, 2003, options to purchase an aggregate of 175,000 shares were outstanding under the 1997 Plan and 291,000 shares were available for future grant.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Option Plan

Our officers and other full time employees are eligible to participate in the 1999 Employee Stock Option Plan, which may be administered by our board or a committee of our board. An aggregate of 6,500,000 shares of common stock are reserved for issuance under the 1999 Employee Stock Option Plan, which includes additional allocations approved by action of our majority stockholders of 1,000,000 and 3,212,500 shares in January 2000 and July 2000, respectively.

As of September 30, 2003, options to purchase an aggregate of 5,337,753 shares had been granted, net of forfeitures, and 1,162,247 shares were available for future grant.

The 1999 Employee Stock Option Plan permits grants of ISOs and NSOs. An employee who owns more than 10% of the total combined voting power of all classes of our outstanding stock will not be eligible for the grant of an ISO, unless the requirements set forth in Section 422(c)(5) of the Internal Revenue Code (the “Code”) are satisfied. The exercise price per share of an option is established by the administrator of the 1999 Employee Stock Option Plan at his discretion, but, in the case of an ISO, may not be less than the fair market value (or not less than 110% of the fair market value under the requirements of Section 422(c)(5) of the Code) of a share of common stock as of the date of grant. NSOs granted under the 1999 Employee Stock Option Plan may have a specified exercise price that is fixed or varies in accordance with a predetermined formula while the NSO is outstanding. No individual is permitted to receive options to purchase common stock during any fiscal year in excess of 500,000 shares of common stock; provided, that (i) a newly hired individual may receive options to purchase up to 1,300,000 shares of common stock during the portion of the fiscal year remaining after his or her date of hire; and (ii) options to purchase shares of common stock granted to certain individual members of management of Regal that are granted by us in connection with our acquisition of Regal are not subject to any limitation on the number of shares of common stock covered by such options.

Options granted under the 1999 Employee Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant at his discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant, in the case of an ISO (or five years under the requirements of Section 422(c)(5) of the Code). The exercise of an option may be accelerated in the event of the optionee’s death, disability, retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service with or without cause. Such period will be established by the plan administrator at his discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative).

The 1999 Employee Stock Option Plan provides for partial acceleration of options granted under the plan under certain circumstances involving certain changes in control. The 1999 Employee Stock Option Plan will terminate by its terms in 2009.

1999 Outside Directors Stock Option Plan

Our non-employee directors are eligible for option grants under the 1999 Outside Directors Stock Option Plan, which is administered by the board. An aggregate of 385,000 shares of common stock are reserved for issuance under the 1999 Outside Directors Stock Option Plan.

As of September 30, 2003, options to purchase an aggregate of 250,000 shares had been granted, net of forfeitures and 135,000 shares were available for future grant.

The options granted under the 1999 Outside Directors Stock Option Plan are NSOs. The exercise price per share of an option is established by our board at its discretion. The exercise price per share of an option may be fixed or vary in accordance with a predetermined formula while the option is outstanding.

Options granted under the 1999 Outside Directors Stock Option Plan are exercisable (subject to such restrictions and vesting provisions as the board may determine on the date of grant at its discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee’s death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service with or without cause. Such period will be established by our board at its discretion on the date of grant. Options are not transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative). The 1999 Outside Directors Stock Option Plan will terminate by its terms in 2009.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Consultants Stock Option Plan

Our consultants and other bona fide service providers are eligible for option grants under the 1999 Consultants Stock Option Plan, which may be administered by our board or a committee of our board. An aggregate of 327,500 shares of common stock are reserved for issuance under the 1999 Consultants Stock Option Plan.

As of September 30, 2003, options to purchase an aggregate of 295,000 shares had been granted under the 1999 Consultants Stock Option Plan and 32,500 shares were available for future grant.

The options granted under the 1999 Consultants Stock Option Plan are NSOs. The exercise price per share of an option is established by the administrator of the 1999 Consultants Stock Option Plan at their discretion. The exercise price may be fixed or may vary in accordance with a predetermined formula while the option is outstanding.

Options granted under the 1999 Consultants Stock Option Plan may be exercisable (subject to such restrictions and vesting provisions as the plan administrator may determine on the date of grant at his discretion), in part from time to time or in whole at any time after a portion becomes fully vested, for a period not to exceed ten years from the date of grant. The exercise of an option may be accelerated in the event of the optionee’s death, disability or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service with or without cause. Such period will be established by the plan administrator at his discretion on the date of grant. Options will not be transferable except upon death (in which case they may be exercised by the decedent’s executor or other legal representative). The 1999 Consultants Stock Option Plan will terminate by its terms in 2009.

2003 Stock Award and Incentive Plan

The 2003 Stock Award and Incentive Plan authorizes us to grant to any of our employees, non-employee directors, consultants or other persons who provide substantial services to us, and any person who has been offered employment by us, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards, and performance awards or annual incentive awards. The 2003 Plan is administered by a committee of two or more of our non-employee directors.

The 2003 Plan provides that up to 10,000,000 shares of our common stock are available for delivery in connection with awards under the 2003 Plan, of which no more than 5,000,000 options may be granted as incentive stock options.

Our Compensation Committee shall determine the term of each option, but the term of any incentive stock option or stock appreciation right granted in tandem therewith may not exceed 10 years from the date of grant. The exercise price of an option granted under the 2003 Plan cannot be less than the fair market value of a share of our common stock on the date of grant of the option. The timing or circumstances under which a stock appreciation right may be exercised, in whole or in part, is determined by our Compensation Committee.

Restricted stock granted under the 2003 Plan is subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, imposed by the committee. Except to the extent restricted under the terms of the 2003 Plan and any award document relating to the restricted stock, a participant granted restricted stock has the right to vote the restricted stock. Restricted stock grants are subject to forfeiture upon termination of employment or service during the applicable restriction period. Restricted stock will vest over a minimum period of three years except in the event of a participant’s death, disability, or retirement, or in the event of a change in control of our company or other special circumstances. Restricted stock as to which either the grant or vesting is based on, among other things, the achievement of one or more performance conditions, generally will vest over a minimum period of one year, except in the event of a participant’s death, disability, or retirement, or in the event of a change in control of our company or other special circumstances. Up to 5% of the shares of stock authorized under the 2003 Plan may be granted as restricted stock without any minimum vesting requirements. Vesting over a three-year period or one-year period will include periodic vesting over such period if the rate of such vesting is proportional throughout such period.

Our Compensation Committee is authorized to grant deferred stock, which is a right to receive stock, other awards, or a combination of stock and other awards at the end of a specified deferral period, subject to restrictions on transferability, risk of forfeiture and other restrictions, imposed by our Compensation Committee. Deferred stock may be satisfied by delivery of stock, other awards, or stock and other awards, as determined by our Compensation Committee at the date of grant or thereafter. Deferred stock is subject to forfeiture upon termination of employment or service during the applicable deferral period.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Compensation Committee may grant stock as a bonus or grant stock or other awards in lieu of our obligations to pay cash or deliver other property under the 2003 Plan or under other plans or compensatory arrangements, subject to such terms as determined by our Compensation Committee.

Our Compensation Committee may grant to participants such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, stock or factors that may influence the value of stock, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into stock or purchase rights for stock.

Our Compensation Committee is authorized to grant performance awards, which may be denominated as a cash amount, number of shares of stock, or specified number of other awards (or a combination) which may be earned upon achievement or satisfaction of performance conditions specified by our Compensation Committee.

As of September 30, 2003, there were 200,000 options to purchase common stock outstanding under the 2003 plan and 9,800,000 shares were available for future grant.

Peter A. Lund Stock Option Agreement

We entered into a Nonstatutory Stock Option Agreement as of January 23, 2003 with Peter A. Lund. The option was granted to Mr. Lund in connection with his service as Chairman of our board of directors subject to stockholder approval. This option agreement was approved by our stockholders at our Annual Meeting on May 15, 2003 and we granted Mr. Lund the option to purchase 5,750,000 shares of our common stock at an exercise price of $0.50 per share. The option granted to Mr. Lund is an option that does not qualify as an incentive stock option under Section 422 of the Internal Revenue Code (also known as a non-qualified option).

Certain stock options granted to Eos employees and directors prior to July 18, 2001 remain outstanding subsequent to Discovery Toys’ acquisition of Eos. No value was assigned to outstanding stock options in the accounting for the acquisition since their exercise prices were significantly higher than the market value of Eos common stock at the time of the acquisition. A summary of option activity under all plans is as follows:

	Options available to grant	Options Outstanding	Weighted Average Exercise Price
Options assumed at July 18, 2001	3,756,247	4,672,253	$6.78
Cancellations	682,000	(682,000)	9.86

December 31, 2001	4,438,247	3,990,253	6.26
Cancellations	82,500	(82,500)	13.95

December 31, 2002	4,520,747	3,907,753	6.10
Authorized	15,750,000
Granted	(8,850,000)	8,850,000	0.44

September 30, 2003	11,420,747	12,757,753	$2.18

At September 30, 2003, 750,000 of the options outstanding were granted outside of the stock option plans prior to July 18, 2001. All were exercisable and had a weighted average exercise price of $7.20.

The weighted average fair value of options granted during 2003:

Exercise price is above market price	$0.19
Exercise price equals market price	$0.34
Exercise price is less than market price	$0.49

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Shares Outstanding	Weighted Average Price	Average Remaining Life	Number Exercisable	Weighted Average Price	Weighted Average Remaining Life
			(in years)			(in years)
$ 0.01 –$ 0.01	1,000,000	$0.01	4.31	1,000,000	$0.01	4.31
0.50 –$ 0.50	7,850,000	$0.50	9.33	7,800,000	0.50	9.33
0.75 –$ 3.53	182,753	$0.87	5.08	182,753	$0.87	5.08
4.50 – 5.20	2,700,000	$5.12	6.53	2,700,000	5.12	6.53
9.00 – 10.00	995,000	$9.55	4.42	995,000	9.55	4.42
11.19 – 11.19	30,000	$11.19	6.01	30,000	11.19	6.01

$ 0.01 –$11.19	12,757,753	$2.18	7.89	12,707,753	$2.18	7.89

WARRANTS

Warrants to acquire 400,000 shares of common stock at $7.00, expiring in April 2005, and warrants to acquire 200,000 shares of common stock at $0.75 per share, expiring in December 2003, were assumed in connection with the reverse merger between Eos and Discovery Toys.

Warrants to purchase 2,600,000 shares of our common stock at $2.95 were issued to our short-term bridge lenders in December 2001 in connection with the acquisition of Regal. As discussed in Note 7 to the Consolidated Financial Statements, these warrants were amended on January 14, 2003 upon the repayment of our short-term bridge notes and 400,000 additional warrants were issued in connection with this modification and the exercise price was changed from $2.95 per share to $0.25 per share. The incremental fair value of the warrant modification, which amounted to $870,000, was recorded as additional interest expense in the nine months ended September 30, 2003. The warrants to purchase 3,000,000 shares of our common stock at $0.25 per share expire in December 2007.

Activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Warrants assumed at July 18, 2001	600,000	$4.92
Warrants granted to short-term bridge lenders	2,600,000	$2.95

December 31, 2001 and 2002	3,200,000	$3.32

Original warrants granted to former short-term bridge lenders	(2,600,000)	$2.95
Amended warrants granted to former short-term bridge lenders	3,000,000	$0.25

September 30, 2003	3,600,000	$1.03

NOTE 11. OPERATING LEASES

We lease our distribution and office facilities under the terms of various operating lease agreements, which call for monthly lease payments. The leases generally provide renewal options and additional monthly lease payments based on increases in operating expenses of the buildings. The leases generally provide that we pay taxes, insurance, maintenance and certain other operating expenses. Discovery Toys’ distribution and office facility is operating under a non-cancelable lease that was to expire in February 2004. Discovery Toys renewed this lease at its existing rate for a five-year period through February 2009 and has the option to extend for an additional five-year period. Regal has entered into operating leases for its distribution and office facility as well as its representative service centers. These leases expire at varying times through 2010. IFS’ distribution and office facility is leased under a non-cancelable lease that expires in October 2006. Eos rents office space under a month-to-month lease. Building rental expense totaled $3.4 million, $2.7 million, and $901,000 for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively.

We lease certain other vehicles and equipment used in its operations under non-cancelable operating lease agreements expiring from 2001 through 2007. Vehicle and equipment rental expenses totaled $162,000, $131,000, and $86,000 for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments for non-cancelable operating leases at September 30, 2003 are as follows:

Years ending September 30,	Minimum Lease Commitments	Sublease Income	Net lease Commitments
2004	$3,972,000	$50,000	$3,922,000
2005	3,905,000	—	3,905,000
2006	3,624,000	—	3,624,000
2007	2,358,000	—	2,358,000
2008	1,913,000	—	1,913,000
Thereafter	1,674,000	—	1,674,000

	$17,446,000	$50,000	$17,396,000

NOTE 12. CONCENTRATION OF CREDIT RISK

Financial instruments, which subject us to concentrations of credit risk, consist primarily of amounts receivable from independent sales representatives and school fundraising sponsors. We extend credit in the normal course of business to our independent sales representatives and school fundraising sponsors, and we perform credit evaluations of financial condition as deemed necessary. Generally, no collateral is required from our independent sales consultants and school fundraising sponsors. Credit losses, if any, have been within our expectations and are provided for in the financial statements.

We maintain demand deposits with financial institutions with credit risk, in the normal course of business, to meet our operating needs. Our credit risk lies with the exposure to loss of uninsured demand deposits in the event of nonperformance by these financial institutions. At September 30, 2003, balances on deposit with financial institutions exceeded federally insured limits by approximately $1,200,000.

NOTE 13. OTHER INCOME: MERCHANDISING AND PROMOTION AGREEMENT

Discovery Toys entered into a merchandising and promotion agreement effective November 1, 1999 with a prominent internet retailer. The original term of the agreement was 62 months. Discovery Toys received payments of $1,000,000 in 1999 and $1,500,000 in 2000 under the terms of the agreement. Due to financial difficulties faced by the internet retailer, Discovery Toys did not receive a payment of $500,000 due in November 2001 under this agreement. Subject to the terms of the agreement, the contract is in default. Discovery Toys was recognizing revenue under the agreement on a pro rata basis over the remaining life of the agreement from the dates the individual payments were received. Due to the default of the agreement, Discovery Toys recognized the remaining $2,074,000 of unearned revenue during the year ended December 31, 2001, as it had no further performance obligations. Other income of $2,074,000, and $394,000 related to this agreement was recognized in 2001 and 2000 respectively. At September 30, 2003 and December 31, 2002, Discovery Toys had no deferred revenue under the agreement. See Note 24, Commitments and Contingencies, regarding legal correspondence requesting repayment of approximately $1.2 million of fees under this agreement.

NOTE 14. INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
United States	$(12,371,000)	$(5,116,000)	$2,223,000
Foreign	(6,295,000)	(602,000)	(415,000)

Total	$(18,666,000)	$(5,718,000)	$1,808,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision consists of the following:

	Nine Months Ended	Years Ended
	September 30, 2003	December 31, 2002	December 31, 2001
Current:
State	$7,000	$3,000	$7,000
Canadian	(642,000)	577,000	52,000

Total current	(635,000)	580,000	59,000

Deferred:
State	1,222,000	—	—
Canadian	(1,475,000)	185,000	—

Total deferred	(253,000)	185,000	—

Total	$(888,000)	$765,000	$59,000

The following table reconciles the federal statutory tax rate to the effective tax rate of the provision for income taxes:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Federal statutory income tax rate	(34.0)%	(34.0)%	34.0%
State income taxes	(0.1)	—	0.3
Amortization of goodwill	—	—	(8.0)
Change in valuation allowance	(7.1)	(0.1)	(28.2)
Amortization of discount and other	31.2	34.1	2.3
Foreign taxes	5.2	13.4	2.9

Effective tax rate	(4.8)%	13.4%	3.3%

Deferred tax assets and liabilities are summarized as follows:

	September 30, 2003	December 31, 2002
Net operating loss carryforwards	$6,036,000	$3,191,000
Deferred compensation	989,000	—
Accrued compensation and accrued vacation	183,000	(41,000)
Book amortization of note discount	—	446,000
Goodwill and indefinite-lived intangible assets	503,000	36,000
Accumulated depreciation and amortization	505,000	749,000
Reserves	967,000	165,000
Capitalized overhead-inventory	212,000	113,000
Incentive commitments & other	242,000	387,000
Valuation allowance	(7,501,000)	(4,602,000)

Total, net of valuation allowance	$2,136,000	$444,000

Current	$643,000	$190,000
Non-Current	1,493,000	254,000

Total	$2,136,000	$444,000

Our U.S. net operating loss carryforwards included as a deferred tax asset above are approximately $9.3 million and $8.0 million as of September 30, 2003 and December 31, 2002, respectively. Our Canadian net operating loss carryforwards included as a deferred tax asset above are approximately $6.3 million as of September 30, 2003. These operating loss carryforwards will expire between 2004 and 2020 if not utilized.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, certain future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. We have assessed our ability to realize future U.S. tax benefits, and concluded that as a result of our history of losses, it is more likely than not, that a portion of such benefits will not be realized. Accordingly, we have recorded a valuation allowance against our U.S. deferred tax assets.

Provision has not been made for U.S. taxes on undistributed earnings of its Canadian subsidiary. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to us or a

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. affiliate, or if we should sell its stock in the Canadian subsidiary. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings; however, we believe that foreign tax credits would substantially offset any U.S. tax. At September 30, 2003, the cumulative amount of reinvested earnings was insignificant.

NOTE 15. RELATED PARTY TRANSACTIONS

On January 14, 2003, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated as of December 10, 2002, as amended, we acquired I.F.S. of New Jersey, Inc., a privately held consumer products fund-raising company. This acquisition was made to continue our strategy of expanding its direct selling operations.

Under the terms of the Merger Agreement, approximately 15,988,001 shares of Eos common stock and 1,000 shares of Series E Junior Convertible Preferred Stock were issued in exchange for IFS capital stock. By virtue of the transaction, IFS became a wholly owned subsidiary of Eos.

As discussed below, each share of Series E Junior Convertible Preferred Stock was convertible into 11,000 shares of Eos common stock upon the increase in authorized shares of Eos common stock sufficient for such conversion. We sought and received stockholder approval of this increase at our 2003 Annual Meeting of Stockholders, and on May 21, 2003, the shares of Eos Series E Junior Convertible Preferred Stock were converted to shares of Eos common stock at exchange ratio of 11,000 shares of common stock per share of Series E Junior Convertible Preferred Stock.

Prior to conversion, holders of Series E Junior Convertible Preferred Stock had the same voting rights and vote together with holders of Eos common stock and were entitled to 11,000 votes for each share of Series E Junior Convertible Preferred Stock owned of record. Neither we nor the holders of the Series E Junior Convertible Preferred Stock had a right of redemption with respect to such stock.

Prior to our acquisition of IFS, we and IFS shared, and continue to share, certain common officers, directors and stockholders. James M. Cascino, who currently serves as our Corporate Executive Vice President and is a director of our company, and who formerly served as our President and Chief Executive Officer, also serves as President and Chief Executive Officer of IFS. Jack B. Hood, our Chief Financial Officer and Treasurer, also serves as Chief Financial Officer of IFS. Anthony R. Calandra, Julius Koppelman, and William S. Walsh each serve on both our Board of Directors and the Board of Directors of IFS. James J. Liati, Secretary of our company, and Frank M. Adubato, each of whom is a significant stockholder of our company, and Mr. Calandra are each principals and/or officers of, and beneficially own 75% of, McGuggan, L.L.C. and each have been, and continue to be, directors of IFS.

In connection with the acquisition of IFS, in exchange for their shares of IFS, Mr. Cascino received 1,779,859 shares of Eos common stock and Mr. Hood received 1,352,099 shares of Eos common stock. In connection with the acquisition of IFS, in exchange for their shares of IFS, McGuggan, L.L.C., Mr. Walsh and Mr. Koppelman received 5,280,923, 3,080,333 and 879,743 shares of Eos common stock, respectively, and 571.4667, 333.3333, and 95.2 shares of Eos Series E Junior Convertible Preferred Stock, respectively. Messrs. Cascino, Hood, and Walsh, together with members of McGuggan, L.L.C., a New Jersey limited liability company, collectively owned or controlled approximately

•	35% of outstanding Eos common stock prior to our acquisition of IFS and our $7.5 million private equity offering effected on January 14, 2003,

•	87% of the outstanding common stock of IFS prior to the effective time of our acquisition of IFS, and

•	42% of outstanding Eos common stock after our acquisition of IFS and the private equity offering, assuming conversion of the Series E Preferred Stock into shares of Eos common stock.

The consideration that we paid to acquire IFS was determined through arms length negotiation by only the independent board members of our company and the majority stockholders of IFS.

On January 14, 2003, in connection with our acquisition of IFS effected on such date, we granted registration rights to each stockholder of IFS who received Eos stock in connection with our acquisition of IFS, including James M. Cascino, who serves as our Corporate Executive Vice President and is a director of our company and who formerly served as our President and Chief Executive Officer, Jack B. Hood, our Chief Financial Officer and Treasurer, and IFS Management, LLC. Anthony R. Calandra, a director of our company, is the President of IFS Management LLC. IFS Management LLC is beneficially owned 33.33% by William S. Walsh, a

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

director of our company, 9.52% by Julius Koppelman, a director of our company, and 57.15% by McGuggan, LLC, a stockholder of our company in which Mr. Calandra owns a 25% interest. Such rights include the right to include in a registration statement relating to a public offering of Eos stock the shares of Eos common stock issued in connection with our acquisition of IFS and any shares of Eos common stock issuable upon the conversion of Eos Series E Junior Convertible Preferred Stock issued in connection with the acquisition, which we have agreed to use commercially reasonable efforts to file with the SEC. We will bear the fees and expenses incurred in the preparation and filing of a registration statement if and when it is determined that we will be filing such a registration statement with the SEC. As of the date hereof, we have not filed such registration statement.

On January 14, 2003, in connection with our $7.5 million private equity offering effected on such date, we granted registration rights to the private equity investors, including Draupnir, LLC, of which Mark A. Ryle, a director of our company, is the Managing Member and Executive Vice President. Such rights include the right to include in a registration statement relating to a public offering of Eos stock the shares of Eos common stock issued to Draupnir, LLC in the private equity offering, which we have agreed to use commercially reasonable efforts to file with the SEC. We will bear the fees and expenses incurred in the preparation and filing of a registration statement if and when it is determined that we will be filing such a registration statement with the SEC. As of the date hereof, we have not filed such registration statement.

We have management consulting services agreements with a board member and two separate companies, each of which owns equity securities of our company and, prior to our acquisition of IFS, owned equity securities of IFS:

1. Discovery Toys pays annual management fees of $192,000 to IFS. Discovery Toys and IFS have certain common management, certain common directors and certain common stockholders. Discovery Toys had unpaid fees under this agreement of $240,000 and $96,000 at September 30, 2003 and December 31, 2002, respectively. Pursuant to the terms of this agreement, we incurred management fees of $144,000 in the nine months ended September 30, 2003 and $192,000 in each of 2002 and 2001. These intercompany management fees are eliminated in consolidation after January 14, 2003.

2. Discovery Toys also receives management services from William S. Walsh, a member of our Board of Directors, who is also a stockholder of our company, and McGuggan LLC, a stockholder of our company. Certain members of McGuggan LLC are directors and significant stockholders of our company. Discovery Toys pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, to William S. Walsh, and annual fees equal to the greater of $225,000 or a percentage of revenues, as defined in the agreement, to McGuggan LLC for these services. Discovery Toys had unpaid fees under this agreement of $225,000 and $150,000 at September 30, 2003 and December 31, 2002, respectively. Pursuant to the terms of these agreements, Discovery Toys incurred management fee expenses of $225,000 in the nine months ended September 30, 2003 and $300,000 in each of 2002 and 2001.

3. We entered into an agreement with McGuggan, LLC for management consulting services for Regal in December 2001. The agreement assigns responsibility for performance of the services to William S. Walsh and Anthony R. Calandra. Messrs. Walsh and Calandra are directors and stockholders of our company. The agreement called for payment of $500,000 CDN annually for such services (approximately $350,000 U.S.). Our Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services rendered in 2002 and approval for payment of these fees for 2003 is pending. Pursuant to the terms of these agreements, Regal incurred management fee expenses of $270,000 in the nine months ended September 30, 2003 and $323,000 in 2002 which it paid to Eos. Eos had unpaid fees under this agreement of $270,000 and $323,000 at September 30, 2003 and December 31, 2002, respectively.

4. In December 2001, our Board of Directors approved payment of investment banking fees to McGuggan, LLC in conjunction with our acquisition of Regal. This fee amounted to $160,000 and reimbursement of certain acquisition related costs incurred by McGuggan on our behalf. We had unpaid fees under this agreement of $160,000 at December 31, 2002 and 2001. This amount was paid in 2003.

5. Effective October 16, 1997, IFS entered into an agreement to receive management consulting services from an affiliated entity, IFSM. IFSM is beneficially owned 33.33% by William S. Walsh, a director of our company, 9.52% by Julius Koppelman, a director of our company, and 57.15% by McGuggan, LLC, a stockholder of our company in which Mr. Calandra owns a 25% interest. Mr. Calandra, a director of our company, is a member of McGuggan LLC and Mr. Liati, Secretary of our company, is also a member of McGuggan LLC. Pursuant to the terms of this agreement, we shall pay IFSM fees equal to 0.6% of gross revenues for each fiscal year. The agreement expires December 31, 2010 and may be extended or terminated at any time by mutual consent of the parties. Management fees incurred pursuant to this agreement amounted to $100,000 for the nine months ended September 30, 2003 and are recorded as general and administrative expense. IFS had unpaid fees under this agreement of $7,000 at September 30, 2003.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CYL Development is a non-voting member of DL Holdings I, LLC (“DL Holdings”). DL Holdings provided us with short term financing in the principal amount of $3,500,000 associated with our acquisition of Regal, in connection with which DL Holdings was issued warrants to purchase 1,400,000 shares of Eos common stock at an exercise price of $2.95 per share, for a term of five years. On January 14, 2003, we exchanged its short-term bridge note payable to DL Holdings of $3,500,000 plus accrued interest for $2,153,846 in cash and 538.5 shares of redeemable Eos Series D Preferred Stock, which requires us to pay a 13% annual dividend upon redemption. We exchanged the old warrants to purchase 1,400,000 shares of common stock for amended and restated immediately exercisable warrants to purchase an aggregate of 1,615,385 shares of Eos common stock. The exercise price is $0.25 per share for a five year period ending January 2008. We granted DL Holdings registration rights with respect to the shares of Eos common stock issuable upon the exercise of these warrants.

In connection with the our acquisition of Discovery Toys, we entered into a Registration Rights Agreement with the former stockholders of Discovery Toys, including Jack B. Hood, our Chief Financial Officer and Treasurer, James M. Cascino, who serves as our Corporate Executive Vice President, is a director of our company, and who formerly served as our President and Chief Executive Officer, William S. Walsh, a director of our company, Lane Nemeth, Founder, Chairperson, and Executive Officer of Discovery Toys, and Discovery Toys, LLC, of which Julius Koppelman and Anthony R. Calandra, each of whom is a director of our company, is a member. The agreement provides that we shall use reasonable commercial efforts to file a registration statement with the SEC for the public sale of the shares of Eos common stock issued pursuant to the Stock Purchase Agreement executed in connection with the acquisition within 90 days after the date of such agreement. As of the date hereof, we have not filed such registration statement.

In August 2002, we secured a $500,000 unsecured line of credit from JPMorgan Chase Bank. Credit support for the line of credit is being provided by an affiliate of CYL Development, which was at such time a holder of approximately 8.6% of outstanding Eos common stock.

NOTE 16. SEGMENT INFORMATION

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in the financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management, the entities’ operating results are categorized into three segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. IFS sells consumer products-based fundraising programs to schools. Overhead costs associated with Eos are characterized as “Corporate.”

Nine Months Ended September 30, 2003 (Dollars in thousands)	Discovery Toys	Regal	IFS	Corporate	Total
Revenues	$19,608	$30,894	$21,235	$—	$71,737
Operating loss	(3,502)	(4,557)	(4,448)	(3,267)	(15,774)
Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(3,892)	(6,041)	(4,564)	(4,169)	(18,666)
Net loss	(3,899)	(2,859)	(5,786)	(4,169)	(16,713)
Depreciation	181	683	308	—	1,172
Amortization of customer list	—	749	78	—	827
Interest expense	380	1,531	126	906	2,943
Income tax expense (benefit)	7	(2,117)	1,222	—	(888)
Capital expenditures	285	269	388	7	949
Total assets, excluding intercompany	9,281	36,071	24,290	1,036	70,678

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002 (Dollars in thousands)	Discovery Toys	Regal	IFS	Corporate	Total
Revenues	$39,760	$55,241	$—	$—	$95,001
Operating profit	(97)	2,324	—	(1,081)	1,146
Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(896)	27	—	(4,849)	(5,718)
Net earnings (loss)	2,776	(830)	—	(4,849)	(2,903)
Depreciation	392	1,027	—	65	1,484
Amortization of customer list	—	1,282	—	—	1,282
Interest expense	858	2,342	—	3,803	7,003
Income tax expense	2	763	—	—	765
Cumulative effect of change in accounting principle	3,674	—	—	—	3,674
Capital expenditures	42	408	—	—	450
Total assets, excluding intercompany	10,975	30,156	—	619	41,750

Year Ended December 31, 2001 (Dollars in thousands)	Discovery Toys	Regal	IFS	Corporate	Total
Revenues	$41,825	$2,455	$—	$—	$44,280
Operating profit	1,435	186	—	(886)	735
Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	2,801	110	—	(1,103)	1,808
Net earnings (loss)	2,794	49	—	(1,103)	1,740
Depreciation	471	44	—	65	580
Amortization of negative goodwill	(525)	—	—	—	(525)
Interest expense	887	67	—	198	1,152
Income tax expense	7	52	—	—	59
Capital expenditures	176	23	—	—	199
Total assets, excluding intercompany	11,644	30,312	—	1,052	43,008

Information concerning principal geographic areas was as follows (dollars in thousands):

	September 30, 2003		December 31, 2002		December 31, 2001
	Revenues as a percentage of total:	Property & Equipment, Net	Revenues as a percentage of total:	Property & Equipment, Net	Revenues as a percentage of total:	Property & Equipment, Net
United States	53%	$2,125	39%	$385	88%	$813
Canada	46%	3,320	61%	3,227	12%	3,803
Other	1%	—	—%	—	—%	—

	100%	$5,445	100%	$3,612	100%	$4,616

A summary of our revenues by product is as follows:

	Nine Months Ended September 30,	Year Ended December 30,
	2003	2002	2001
Consumer gift products	$51,268,000	$52,982,000	$2,418,000
Educational toys	16,182,000	34,241,000	35,854,000
Books	2,015,000	3,972,000	4,884,000
Educational software	483,000	939,000	1,148,000
Shipping revenues	4,535,000	8,236,000	6,703,000
Catalogue, business forms and other	1,775,000	2,965,000	1,419,000
Independent sales consultant incentives	(4,521,000)	(8,334,000)	(8,146,000)

Total	$71,737,000	$95,001,000	$44,280,000

No one customer accounted for more than 10% of our consolidated annual revenues in fiscal 2003, 2002 or 2001.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. RETIREMENT PLANS

Discovery Toys sponsors a 401(k) salary deferral plan (“401(k) Plan”) covering substantially all employees of Discovery Toys. Contributions to the 401(k) Plan are in the form of employee salary deferral contributions, which may be matched by Discovery Toys up to a specific limit. The 401(k) Plan also provides for discretionary profit sharing contributions as determined on an annual basis at the discretion of Discovery Toys’ Board of Directors. Discovery Toys’ expense incurred during the nine months ended September 30, 2003, and the years ended December 31, 2002 and 2001 in connection with the 401(k) Plan was $9,000, $11,000 and $13,000. Discovery Toys made $22,000, $30,000 and $38,000 in matching contributions to the 401(k) Plan in the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001. During these years no profit sharing contributions were made.

Regal provides an executive defined contribution plan, an employee defined contribution plan, and continues to fund a contributory defined benefit plan that was closed to new participants in 1991. Contributions to the executive defined contribution plan are in the form of employer contributions of 8% of employee salaries. Contributions to the employee defined contribution plan consist of both employee contributions of up to 3.5% of salary and an employer match. Total expense under the executive and employee defined contribution plans was $191,000 and $218,000 for the nine months ended September 30, 2003 and for the year ended December 31, 2002, respectively.

Contributions to the defined benefit plan are in the form of both employee and employer contributions. The following schedule reconciles the defined benefit plan’s funded status (the difference between the fair value of the plan assets and the benefit obligation) to the accrued benefit cost recorded on the consolidated balance sheet:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Change in benefit obligation
Benefit obligation at January 1	$3,507,000	$3,329,000
Service cost for benefits earned	43,000	54,000
Interest cost	196,000	227,000
Member contributions	35,000	44,000
Benefits paid	(122,000)	(180,000)
Foreign exchange impact	606,000	33,000

Benefit obligation at end of period	4,265,000	3,507,000

Change in plan assets
Fair value of plan assets at January 1	3,011,000	3,043,000
Actual return on plan assets	202,000	249,000
Employer contributions	200,000	214,000
Plan participants’ contribution	35,000	44,000
Benefits paid	(122,000)	(180,000)
Actuarial gain (loss)	49,000	(391,000)
Foreign exchange impact	532,000	32,000

Fair value of plan assets at end of period	3,907,000	3,011,000

Benefit obligation in excess of plan assets	(358,000)	(496,000)
Unrecognized actuarial loss	640,000	606,000

Prepaid/(accrued) benefit cost	$282,000	$110,000

Unrecognized actuarial losses are amortized on a straight-line basis over the average remaining service period of active plan participants.

Net pension cost for Regal’s defined pension plan for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 was as follows:

	Nine Months Ended September 30, 2003	Year Ended December 31
		2002	2001
Service cost for benefits earned	$43,000	$54,000	$53,000
Interest cost	196,000	227,000	217,000
Expected return on assets	(202,000)	(249,000)	(224,000)

Benefit income/(cost)	$37,000	$32,000	$46,000

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

	Sept. 30 2003	Dec. 31 2002	Dec. 31 2001
Discount rate	6.75%	6.75%	6.75%
Rate of future compensation increases	4.00%	4.00%	4.00%
Expected long term rate of return on plan assets	8.00%	8.00%	8.00%

I.F.S. of New Jersey, Inc. sponsors a 401(k) salary deferral plan and a qualified pension plan covering all eligible employees at IFS. Contributions to the 401(K) Plan are in the form of employee salary deferral contributions, which may be matched by IFS up to a specific limit. The 401(k) Plan also provides for a discretionary profit sharing contributions as determined on an annual basis at the discretion of the IFS Board of Directors. Contributions to the pension plan are in the form of employer contributions of 8% of employee salaries. During the nine months ended September 30, 2003, IFS incurred pension expense of $878,000 for the qualified pension plan and no expense for the 401(k) plan.

In September 2003, Eos established a non-qualified deferred compensation plan for certain employees. Contributions to this plan are in the form of employee salary and stock deferrals. No pension expense associated with this plan was recorded during the nine months ended September 30, 2003.

NOTE 18. VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Amount Assumed in Acquisition	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
	(Dollars in thousands)
Nine Months ended September 30, 2003
Allowance for doubtful accounts	$108	417	$108	$189	$444
Deferred tax asset valuation allowance	$4,602	—	2,899	$—	$7,501
Inventory allowance	$1,135	1,523	$527	$797	$2,388
Year ended December 31, 2002
Allowance for doubtful accounts	$303	—	$189	$384	$108
Deferred tax asset valuation allowance	$4,564	—	38	$—	$4,602
Inventory allowance	$1,256	—	$202	$323	$1,135
Year ended December 31, 2001
Allowance for doubtful accounts	$411	$121	$229	$458	$303
Deferred tax asset valuation allowance	$2,314	$2,744	$—	$494	$4,564
Inventory allowance	$152	$1,055	$49	$—	$1,256

NOTE 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results for the nine months ended September 30, 2003 and the years ended December 31, 2002 and December 31, 2001.

	2003 Quarter Ended
	March	June	September
(Unaudited)	(Dollars in thousands, except per share amounts)
Revenues	$23,826	$24,813	$23,098
Gross profit	11,370	11,896	11,026
(Loss) earnings before cumulative effect of change in accounting principle	(5,228)	(4,055)	(7,430)
Net loss	(5,228)	(4,055)	(7,430)
Net loss applicable to common stockholders	(5,307)	(4,166)	(7,541)
Basic and diluted earnings (loss) per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.07)	$(0.04)	$(0.08)
Basic and diluted earnings (loss) per common share applicable to common stockholders	$(0.07)	$(0.04)	$(0.08)

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002 Quarter Ended
	March	June	September	December
(Unaudited)	(Dollars in thousands, except per share amounts)
Revenues	$16,723	$16,779	$18,646	$42,853
Gross profit (1)	7,148	7,565	7,676	20,973
(Loss) earnings before cumulative effect of change in accounting principle	(3,603)	(3,977)	(3,962)	4,965
Net earnings (loss)	71	(3,977)	(3,962)	4,965
Basic and diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$(0.06)	$(0.07)	$(0.07)	$0.09
Basic and diluted earnings (loss) per common share	—	$(0.07)	$(0.07)	$0.09

(1)	Gross profit reflects the reclassification of $330,000, $369,000 and $471,000 of catalogue costs previously included in sales and marketing expenses to cost of revenues for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

	2001 Quarter Ended
	March	June	September	December
(Unaudited)	(Dollars in thousands, except per share amounts)
Revenues	$7,029	$7,648	$8,123	$21,480
Gross profit	2,797	3,064	3,183	9,316
Net earnings (loss)	1,215	(677)	(1,287)	2,489
Basic and diluted earnings (loss) per common share	$0.03	$(0.02)	$(0.02)	$0.04

NOTE 20. EMPLOYMENT AGREEMENTS

We entered into an employment agreement dated as of September 24, 2003 with Jose Ferreira, Jr., effective September 29, 2003, to expire on September 30, 2005, but which may be extended for an additional one-year term by Mr. Ferreira. Subject to the terms of the employment agreement, Mr. Ferreira serves as our President and Chief Executive Officer and is to receive:

•	an base salary of $600,000 per annum, to be reviewed for potential increases annually by the Compensation Committee,

•	a bonus of $150,000, payable on December 31, 2003,

•	an annual bonus of 75% of his salary for each of the fiscal years commencing October 1, 2003 and 2004, subject to achievement of certain agreed upon goals,

•	a guaranteed amount equal to $2 million less aggregate salary and bonus paid through September 30, 2005, and

•	a grant of 10 million shares of Eos common stock, two million shares of which vested on September 29, 2003, and the remaining eight million shares of which are to vest in equal portions on each of the first and second anniversaries of the date of grant, respectively, provided that Mr. Ferreira is our Chief Executive Officer on such dates (subject to earlier vesting upon a change of control of our company or the termination of Mr. Ferreira’s employment for certain reasons, all as set forth in the employment agreement).

Mr. Ferreira elected to defer the receipt of the two million shares of the grant which vested on September 29, 2003 and, prior to vesting, Mr. Ferreira may elect to defer receipt of the remaining eight million shares. Pending vesting or expiration of the deferral of the shares, the shares will be held in trust, during which time voting rights with respect to the shares will be exercised by the Compensation Committee of our Board of Directors. Mr. Ferreira may not dispose of any unvested or deferred shares for so long as they are unvested or deferred.

If Mr. Ferreira’s employment is terminated without cause, the employment agreement provides that Mr. Ferreira is to receive, in lieu of any other compensation under his employment agreement, (i) a lump sum cash payment equal to one times his then current base salary, (ii) the pro rata portion of the bonus, if any, earned during the fiscal year, in which his termination occurs, but only if we achieves the agreed upon goals for such fiscal years after the date of termination of employment, and (3) the guaranteed amount equal to $2 million less aggregate salary and bonus paid through termination. If Mr. Ferreira’s employment is terminated for “cause,” as defined in the agreement, Mr. Ferreira is to receive only the portion of his base salary accrued to the termination date and not already paid to him and reimbursement for expenses incurred prior to such date.

IFS entered into an employment agreement with James M. Cascino, our Corporate Executive Vice President and former President and Chief Executive Officer, pursuant to which Mr. Cascino serves as President and Chief Executive Officer of IFS. Mr.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cascino’s employment agreement was effective December 1, 2002 and is to expire on December 31, 2005, but extends automatically for additional one-year terms unless Mr. Cascino or IFS gives notice that he or IFS wishes to terminate the agreement. Under the employment agreement, Mr. Cascino is to receive the following annual compensation:

•	a base salary (currently $380,000) which is to be reviewed annually by the Board of Directors of IFS;

•	additional base salary payable to Mr. Cascino to be determined by an annual inflation adjustment tied to the San Francisco-Oakland Consumer Price Index of Urban Wage Earners and Clerical Workers, but in no event less than 3% adjusted on each anniversary date of the agreement; and

•	a bonus to be determined at the sole discretion of the Board of Directors of IFS.

If Mr. Cascino’s employment is terminated without “Cause,” as defined in the employment agreement, the employment agreement provides that Mr. Cascino is to receive, in lieu of any other compensation under his employment agreement, a lump sum cash payment equal to two times his then current base salary, plus continued benefit coverage consistent with coverage provided at the time of termination for six months after the date of termination of employment. If Mr. Cascino’s employment is terminated for “Cause,” as defined in the agreement, Mr. Cascino is to receive only the portion of his base salary accrued to the termination date and not already paid to him and reimbursement for expenses incurred prior to such date.

Mr. Cascino’s employment will be deemed to be terminated without “Cause” in the event that Mr. Cascino elects to terminate his employment agreement upon the occurrence of any of the following conditions:

•	Mr. Cascino is required to relocate from his principal place of business in Benicia, Solano County, California;

•	Mr. Cascino’s reporting relationship is materially changed;

•	Mr. Cascino’s duties are materially changed, or

•	an individual or entity succeeds our company as controlling stockholder of IFS and Mr. Cascino elects not to have his employment agreement assigned to the successor.

Mr. Cascino’s employment agreement also contains a non-competition provision of one-year in duration.

IFS entered into a three year employment agreement with Jack B. Hood, who serves as our Chief Financial Officer and as the Chief Financial Officer of IFS, effective January 1, 2003, which extends automatically for additional one-year terms unless Mr. Hood or IFS gives notice of termination of the agreement to the other party. Under the employment agreement, Mr. Hood is to receive the following annual compensation:

•	an annual base salary (of $190,000), which is to be reviewed annually by the IFS Board of Directors,

•	additional base salary payable to Mr. Hood to be determined by an annual inflation adjustment tied to the San Francisco-Oakland Consumer Price Index of Urban Wage Earners and Clerical Workers but in no event less than 3% adjusted on each anniversary date of the agreement, and

•	a bonus which shall be determined at the sole discretion of IFS.

In the event that Mr. Hood’s employment is terminated without “Cause,” as defined in the employment agreement, the employment agreement provides that Mr. Hood is to receive, in lieu of any other compensation under his employment agreement, a lump sum cash payment equal to one times his then current base salary, plus continued benefit coverage consistent with coverage provided at the time of termination for six months after the date of Mr. Hood’s termination. In the event of the termination of Mr. Hood’s employment for “Cause,” as defined in the employment agreement, Mr. Hood is to receive only the portion of his base salary accrued to the termination date and not already paid to him and reimbursement for expenses incurred prior to such date.

Mr. Hood’s employment will be deemed to be terminated without “Cause” in the event that Mr. Hood elects to terminate his employment agreement upon the occurrence of any of the following conditions:

•	Mr. Hood is required to relocate from his principal place of business in Benicia, Solano County, California;

•	Mr. Hood’s reporting relationship is materially changed; Mr. Hood’s duties are materially changed, or

•	an individual or entity succeeds our company as controlling stockholder, and Mr. Hood elects not to have his employment agreement assigned to the successor. Mr. Hood’s employment agreement also contains a non-competition provision of one-year in duration.

On December 12, 2001, Regal entered into an employment agreement with Janice Wadge, who serves as President and Chief Executive Officer of Regal. The employment agreement is for a three-year term at a base salary of approximately $147,000 ($235,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CDN) per annum, with pay increases to be determined and approved by the Board of Directors of Regal. Effective July 1, 2002, her base salary was increased to $174,000 ($250,000 CDN). In connection with the employment agreement, we granted to Ms. Wadge on January 23, 2003 five-year options to purchase 700,000 shares of Eos common stock at an exercise price of $0.01 per share and ten-year options to purchase 800,000 shares of Eos common stock at an exercise price of $0.50 per share. The employment agreement also provides for severance equal to 18 months salary in the event that Ms. Wadge be terminated without “Cause,” as defined in the employment agreement.

Discovery Toys entered into an employment agreement dated July 21, 2003 with Jane Leitch, effective September 7, 2003. Under the employment agreement, Ms. Leitch is to receive the following compensation:

•	a base salary of $290,000 per annum,

•	a guaranteed minimum bonus of $50,000, payable on December 31, 2003 or in the first quarter of 2004 if the Compensation Committee of Discovery Toys approves a larger amount,

•	an annual bonus equal to 40% of base salary for each of the fiscal years commencing October 1, 2003 and thereafter until the termination of the employment, subject to achievement of agreed upon goals, and

•	options to purchase 50,000 shares of Eos common stock, vesting over a period of three years.

In the event that Ms. Leitch’s employment is terminated without “Cause,” as defined in the employment agreement, during the first three years of employment, the employment agreement provides that Ms. Leitch is to receive, in lieu of any other compensation under her employment agreement, a lump sum cash payment equal to one times her then current base salary. If Ms. Leitch’s employment is terminated after three years, the employment agreement provides that severance will be provided in accordance with Discovery Toys’ severance policy, but in no event will such amount be less than six months of Ms. Leitch’s then-current base salary.

In January 2003, Discovery Toys entered into an amended employment agreement with Lane Nemeth in connection with Ms. Nemeth’s service as Chairperson of Discovery Toys. The term of the agreement expires in January 2004. Under the agreement, Ms. Nemeth is to receive an annual base salary of $200,000 and an annual bonus of between 50% and 100% of her annual base salary, based on Ms. Nemeth and Discovery Toys meeting certain financial and non-financial milestones. Ms. Nemeth also is entitled to certain additional benefits such as allowance for an automobile and reimbursement of certain expenses. In the event the agreement is terminated by Discovery Toys without cause, Ms. Nemeth is entitled to her base compensation for the balance of the stated term of the agreement and a pro rated portion of her annual bonus.

In July 2000, we entered into a compensation arrangement with Peter A. Lund, who formerly served as our Chief Executive Officer and who presently serves as Chairman of our Board of Directors. The employment agreement provided for a discretionary bonus to be paid by us to Mr. Lund of up to $3.0 million. As of October 21, 2002, we entered into an agreement with Mr. Lund amending Mr. Lund’s employment agreement. Under the amended employment agreement, Mr. Lund:

•	serves as Chairman of our Board of Directors,

•	receives a salary, effective July 1, 2002, of $3,000 per month,

•	received, in lieu of a $3.0 million cash bonus, a non-qualified option to purchase 5,750,000 shares of Eos common stock at an exercise price of $0.50 per share, and was not eligible for a discretionary cash bonus for the calendar year 2002.

NOTE 21. EARNINGS PER SHARE (“EPS”) AND WEIGHTED SHARES OUTSTANDING

We calculate basic EPS and diluted EPS in accordance with SFAS No. 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares.

All share data has been retroactively restated based on the share exchange rate implicit in the July 2001 Discovery Toys transaction of approximately 80 shares of Eos dreamlife common stock for each share of Discovery Toys common stock outstanding. The weighted-average number of shares outstanding for the year ended December 31, 2001 represent the weighted-average number of shares outstanding based on the restated historical shares outstanding.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2003	Year Ended December 31,
		2002	2001
Shares used to compute basic EPS	91,711,000	56,132,000	45,900,000
Add: Effect of options and warrants	—	—	107,000

Shares used to compute diluted EPS	91,711,000	56,132,000	46,007,000

For the nine months ended September 30, 2003 and the year ended December 31, 2002, 12,757,753 and 3,907,753 options, 3,600,000 and 3,200,000 warrants, and 8,000,000 and 0 shares of restricted stock, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. CONDENSED FINANCIAL INFORMATION OF EOS INTERNATIONAL, INC. (PARENT COMPANY)

Presented below are the condensed financial statements of Eos International, Inc. on a stand-alone basis as of September 30, 2003 and December 31, 2002:

Eos International, Inc.

Condensed Financial Information of Registrant

Condensed Balance Sheets

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$164,000	$3,000
Restricted cash	715,000	—
Intercompany receivables	93,000	—
Prepaid expenses and other current assets	150,000	38,000

Total current assets	1,122,000	41,000
Property and equipment, net	7,000	—
Deferred equity financing and acquisition costs	—	578,000
Investment in subsidiaries	9,304,000	5,301,000

Total assets	$10,433,000	$5,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$335,000	$653,000
Accrued interest payable on short-term bridge notes	—	896,000
Accrued liabilities	533,000	497,000
Short-term bridge notes, net of discount	—	6,500,000
Redeemable warrants	—	2,340,000
Line of credit	—	500,000
Intercompany payables (1)	5,000	78,000

Total current liabilities	873,000	11,464,000
Redeemable Series D Preferred Stock, $0.01 par value, 1,000 and 0 shares issued and outstanding at September 30, 2003 and December 31, 2002. Aggregate liquidation preference of $3,731,000 and $0 at September 30, 2003 and December 31, 2002.	3,731,000	—
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized and 109,020,099 shares issued at September 30, 2003 and 100,000,000 shares authorized and 78,540,494 shares issued at December 31, 2002 (of which 10,000,000 held in a rabbi trust at September 30, 2003 and 22,408,396 were held in treasury at December 31, 2002)	990,000	561,000
Paid in capital	30,484,000	—
Distributions in excess of capital	—	(4,357,000)
Deferred compensation	(8,000,000)	—
Retained earnings/(accumulated deficit)	(18,414,000)	(1,701,000)
Cumulative translation adjustment	769,000	(47,000)

Total stockholders’ equity (deficit)	5,829,000	(5,544,000)

Total liabilities and stockholders’ equity (deficit)	$10,433,000	$5,920,000

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eos International, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Operations

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001 (2)
Operating expenses:
General and administrative	$3,267,000	$1,081,000	$886,000
Other income (expense):
Interest income	11,000	—	12,000
Interest expense	(906,000)	(3,803,000)	(198,000)
Other income (expense), net	(7,000)	35,000	(31,000)

Total other income (expense)	(902,000)	(3,768,000)	(217,000)

Net loss before equity in income of subsidiaries	(4,169,000)	(4,849,000)	(1,103,000)
Equity in earnings (loss) of subsidiaries, net of tax (2)	(12,544,000)	1,946,000	2,843,000

Net (loss) earnings	$(16,713,000)	$(2,903,000)	$1,740,000

(1)	Intercompany payables are eliminated in the consolidated financial statements.
(2)	Included in the amounts are the results of operations of Eos International, Inc. from July 18, 2001 through December 31, 2001, and equity in income of subsidiaries, net of tax, for the year ended December 31, 2001.
(3)	The cumulative effect of the accounting change of $3,674,000 is included in the equity in income of subsidiaries for the year ended December 31, 2002.

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eos International, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001 (1)
Cash flows from operating activities:
Net loss (earnings)	$(16,713,000)	$(2,903,000)	$1,740,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of subsidiaries, net of tax	12,544,000	(1,946,000)	(2,843,000)
Depreciation and amortization	—	65,000	65,000
Non cash expense for stock-based compensation	2,870,000	—	51,000
Gain on disposal of property and equipment	—	(25,000)	—
Increase in put price of warrants held by short-term bridge lenders	—	1,950,000	—
Amortization of discount on notes payable	—	958,000	158,000
Changes in:
Restricted cash	485,000	—	—
Prepaid expenses and other current assets	(112,000)	30,000	96,000
Intercompany receivables and payables	(165,000)	(578,000)	656,000
Accounts payable and accrued liabilities	(20,000)	691,000	(433,000)
Accrued interest payable on short-term bridge notes	—	857,000	39,000
Other	(8,000)	38,000	64,000

Net cash used in operating activities	(1,119,000)	(863,000)	(407,000)

Cash flows from investing activities:
Investment in subsidiary	—	—	(6,500,000)
Cash acquired through reverse merger	—	—	1,309,000
Payments for deferred acquisition costs	(138,000)	(341,000)	—
Purchases of property and equipment	(7,000)	—	—
Proceeds from sales of property and equipment	—	42,000	—

Net cash used in investing activities	(145,000)	(299,000)	(5,191,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	7,125,000	—	—
Restricted proceeds from issuance of common stock	(1,200,000)	—	—
Proceeds (payments) from issuance of short-term bridge notes	(4,000,000)	—	6,500,000
Proceeds (payments) from line of credit	(500,000)	500,000	—
Payments for deferred equity financing costs	—	(237,000)	—

Net cash provided by financing activities	1,425,000	263,000	6,500,000

Net (decrease) increase in cash and cash equivalents	161,000	(899,000)	902,000
Cash and cash equivalents at beginning of year	3,000	902,000	—

Cash and cash equivalents at end of year	$164,000	$3,000	$902,000

(1)	Included in these amounts are the results of operations of Eos International, Inc. from July 18, 2001 through December 31, 2001, and equity in income of subsidiaries, net of tax, for the year ended December 31, 2001.

NOTE 24. COMMITMENTS AND CONTINGENCIES

On November 6, 2002, we received correspondence from counsel to the Post Effective Date Committee in the Chapter 11 proceedings of eToys, Inc. in relation to fees paid by eToys to Discovery Toys, Inc. under a Merchandising and Promotion Agreement dated October 1, 1999. The letter requests repayment of approximately $1.2 million of fees paid under the contract as unearned. We have notified the counsel that eToys defaulted under the contract and forfeited such fees. We plan to vigorously defend our position including the possibility of counterclaims. We believe that the possibility of any material probable loss is minimal at this time. No liability is accrued at September 30, 2003.

NOTE 25. FOREIGN CURRENCY EXCHANGE CONTRACTS

Pursuant to a credit agreement with the Bank of Nova Scotia, Regal entered into forward currency exchange contracts to buy US dollars in February 2002. The contracts have since expired and have no nominal and no fair value as of September 30, 2003. Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of US dollar denominated inventory and the resulting US dollar accounts payable balances and will implement such

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts again next year when seasonal inventory demands dictate the prudent use of such contracts. However, we do not qualify for hedge accounting in accordance with SFAS 133. Accordingly, gains and losses on hedge contracts are recorded as other income based on the fair value of the contracts. We realized no net effect to other income from changes in the fair value of its forward currency exchange contracts during 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS INTERNATIONAL, INC.

By:	JOSE FERREIRA, JR.
Jose Ferreira, Jr. President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
JOSE FERREIRA, JR	President, Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2003
Jose Ferreira, Jr.

JACK. B. HOOD	Chief Executive Officer and Treasurer (Principal Financial and Accounting Officer)	December 8, 2003
Jack B. Hood

PETER A. LUND	Chairman of the Board	December 8, 2003
Peter A. Lund

JAMES M. CASCINO	Corporate Executive Vice President and Director, Former Chief Executive Officer	December 8, 2003
James M. Cascino

JULIUS KOPPELMAN	Vice Chairman of the Board	December 8, 2003
Julius Koppelman

CHARLES D. PEEBLER, JR.	Director	December 8, 2003
Charles D. Peebler, Jr.

MARILYN R. SEYMANN	Director	December 8, 2003
Marilyn R. Seymann

ANTHONY R. CALANDRA	Director	December 8, 2003
Anthony R. Calandra

JONATHAN C. KLEIN	Director	December 8, 2003
Jonathan C. Klein

MARK A. RYLE	Director	December 8, 2003
Mark A. Ryle

WILLIAM S. WALSH	Director	December 8, 2003
William S. Walsh

ANTHONY J. ROBBINS	Vice Chairman of the Board	December 8, 2003
Anthony J. Robbins

Exhibit Index

Exhibit Number	Description and Method of Filing
2.1	Stock Purchase Agreement dated as of July 18, 2001 among the registrant, Discovery Toys, Inc. and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

2.2	Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.3	Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.4	Agreement made as of April 15, 2002 among Eos International, Inc., Weichert Enterprise LLC and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 2.3 to the registrant’s Form 8-K dated April 15, 2002 and filed with the SEC on April 16, 2002)

2.5	Agreement and Plan of Merger dated as of December 10, 2002 between Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (some attachments omitted—see last page of exhibit) (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2000)

2.6	Amendment to the Agreement and Plan of Merger dated as of December 10, 2002 and entered into on December 13, 2002 by and among Eos International, Inc., Eos Acquisition Corp., and I.F.S. of New Jersey, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K dated December 13, 2002 and filed with the SEC on December 13, 2002)

3(i) *	Restated Certificate of Incorporation (conformed copy)

3(ii)	Amended and Restated By-Laws (incorporated by reference to incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 31, 2003).

4.1	Registration Rights Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit 10(g) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

4.2	Registration Rights Agreement dated as of July 18, 2001, among the registrant and the Discovery Toys, Inc. shareholders named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.3	Termination Agreement dated July 18, 2001, among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

4.4	Amended and Restated Registration Rights Agreement among the registrant, DL Holdings, LLC and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.112 to the registrant’s Form 8-K filed with the SEC on January 15, 2003)

10.1	Content Provider Agreement and License effective as of April 23, 1999 between Change Your Life.com, LLC, Anthony J. Robbins and Research International Inc. (incorporated by reference to Exhibit 10(a) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.2	Option Agreement dated as of May 27, 1999 among the registrant, Seligman Greer Communication Resources, Inc., SGS Communication Resources, Inc., Seligman Greer Sandberg Enterprises, Inc., SGC Communication Resources LLC and Learning Annex Interactive LLC and certain shareholders and members, as applicable, of such entities other than the registrant listed therein (incorporated by reference to Exhibit 10(f) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on February 17, 2000) (Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the SEC)

10.3	Stockholders Agreement dated as of May 27, 1999 among the registrant, Anthony J. Robbins, Robbins Research International Inc. and CYL Development Holdings, LLC (incorporated by reference to Exhibit 10(h) to the registrant’s Form 8-K dated May 27, 1999 and filed with the SEC on June 14, 1999)

10.4 #	1997 Stock Option Plan (incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K filed with the SEC for the fiscal year ending on December 31, 1997)

10.5 #	1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10(n) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

Exhibit Number	Description and Method of Filing
10.6	1999 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.7	1999 Consultants Stock Option Plan (incorporated by reference to Exhibit 10(p) to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999)

10.8	Retention and Severance Agreement made as of May 23, 2000 by and between Beth Polish and the registrant (incorporated by reference to Exhibit 10 to the registrant’s Form 8-K dated May 23, 2000 and filed with the SEC on May 26, 2000)

10.9	Offer Letter by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.10 #	Letter agreement regarding registration rights by and between Peter A. Lund and the registrant dated July 24, 2000 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated July 24, 2000 and filed with the SEC on July 25, 2000)

10.11	Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated October 24, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.12	Grid Time Promissory Note to The Chase Manhattan Bank for $1,500,000 dated November 27, 2000 (incorporated by reference to Exhibit 10.23 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.13	Grid Time Promissory Note to The Chase Manhattan Bank for $2,000,000 dated January 11, 2001 (incorporated by reference to Exhibit 10.24 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.14	Grid Time Promissory Note to The Chase Manhattan Bank for $2,250,000 dated March 9, 2001 (incorporated by reference to Exhibit 10.25 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.15	Surrender Agreement by and between CFG/AGSCB 75 Ninth Avenue, LLC and the registrant dated January 23, 2001 (incorporated by reference to Exhibit 10.26 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.16	Grid Time Promissory Note to Van Beuren Management, Inc. for $50,000 dated April 12, 2001 (incorporated by reference to Exhibit 10.27 the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.17	Grid Time Promissory Note to the Chase Manhattan Bank for $2,400,000 dated April 26, 2001 (incorporated by reference to Exhibit 10.3 the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.18	Modification to Peter A. Lund Offer Letter dated July 18, 2001, between the registrant and Peter A. Lund (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

10.19	Amendment to Content Provider and License Agreement dated as of July 10, 2001 among Anthony J. Robbins, Robbins Research International Inc. and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated July 18, 2001 and filed with the SEC on August 1, 2001)

10.20	Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.21	Amendment No. 1 to Revolving Credit and Security Agreement dated as of June 1, 1999 between Discovery Toys, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.22	Amended Promissory Note from Discovery Toys, Inc. to Avon Products, Inc. for $3,500,000 dated June 28, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.23	Reimbursement Agreement dated as of July 1, 1999 between IFS of New Jersey, Inc. and Discovery Toys, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.24	Agreement for Management Consulting Services dated as of January 15, 1999 among Discovery Toys, Inc., William S. Walsh and McGuggan LLC (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number	Description and Method of Filing
10.25	Assignment of Agreement for Management Consulting Services dated as of February 15, 2001 among Discovery Toys, Inc., William S. Walsh, McGuggan LLC and Discovery Toys LLC (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.26	Agreement dated as of June 28, 2001 by and among Discovery Toys, L.L.C., Avon Products, Inc., Discovery Toys, Inc. and William S. Walsh (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.27	Restated Asset and Share Purchase Agreement dated as of December 4, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan, LLC (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.28	Amending Agreement dated as of December 14, 2001 among MDC Corporation Inc., Regal Greetings & Gifts Corporation and McGuggan LLC (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.29	Agreement for Management Consulting Services dated as of December 14, 2001 by and between Regal Greetings & Gifts Corporation and the registrant (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.30 #	Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Janice Wadge (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.31 #	Employment Agreement dated as of December 12, 2001 by and between Regal Greetings & Gifts Corporation and Kevin Watkinson (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.32	Promissory Note dated as of December 14, 2001 made by Regal Greetings & Gifts Corporation and issued to MDC Corporation Inc. (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.33	Secured $3,500,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to DL Holdings I, LLC (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.34	Secured $3,000,000 Bridge Loan Promissory Note dated as of December 14, 2001 made by the registrant and issued to Weichert Enterprise LLC (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.35	Amended and Restated Common Stock Purchase Warrant of the registrant dated as of January 14, 2003 issued to Weichert Enterprise LLC (incorporated by reference to Exhibit 10.114 to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2003)

10.36	Amended and Restated Common Stock Purchase Warrant of the registrant dated as of January 14, 2003 issued to DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.113 to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2003)

10.37	Letter of Commitment dated December 5, 2001 issued by The Bank of Nova Scotia to Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.38	Acknowledgement to The Bank of Nova Scotia Re: Survival of Letter of Commitment dated December 14, 2001 by and among Regal Greetings & Gifts Corporation, MDC Regal Inc. and Primes De Luxe Inc. (incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.39	Debenture dated as of December 14, 2001 issued to RoyNat Capital Inc. by Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.40	Warrants To Acquire Common Shares in Regal Greetings & Gifts Corporation dated as of December 14, 2001 issued to RoyNat Capital Inc. (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.41	Unanimous Shareholders Agreement among MDC Corporation Inc., RGG Acquisition Inc, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.54 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.42	Demand Note to The Bank of Nova Scotia for $13,000,000 (CAD) dated December 12, 2001 (incorporated by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description and Method of Filing
10.43	Agreement re: Operating Credit Line between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.44	Agreement for Commercial Letter of Credit between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.45	Priorities Agreement among The Bank of Nova Scotia, RoyNat Capital Inc. and Regal Greetings & Gifts Corporation (incorporated by reference to Exhibit 10.58 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.46	General Security Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.59 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.47	Multi Party Share Pledge Acknowledgement Agreement among RoyNat Capital, The Bank of Nova Scotia, Regal Greetings & Gifts Corporation and RGG Acquisition Inc. (incorporated by reference to Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.48	Assignment of Shares between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.49	Assignment between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.50	Assignment of Agreement between Regal Greetings & Gifts Corporation and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.51	Subordination and Postponement Agreement from MDC Corporation Inc. (incorporated by reference to Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.52	Postponement Agreement to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.53	Guarantee to The Bank of Nova Scotia from Primes De Luxe Inc. (incorporated by reference to Exhibit 10.66 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.54	General Security Agreement between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.67 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.55	Hypothec on Movable Property between The Bank of Nova Scotia and Primes De Luxe Inc (incorporated by reference to Exhibit 10.68 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.56	Assignment between Primes De Luxe Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.69 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.57	Guarantee to The Bank of Nova Scotia from MDC Regal Inc. (incorporated by reference to Exhibit 10.70 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.58	General Security Agreement between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.71 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.59	Hypothec on Movable Property between The Bank of Nova Scotia and MDC Regal Inc. (incorporated by reference to Exhibit 10.72 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.60	Assignment between MDC Regal Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.73 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.61	Assignment of Shares between RGG Acquisition Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.74 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.62	Letter Agreement between the registrant and Hearst-Argyle Television, Inc. relating to rental of office space at 888 Seventh Avenue, 13th Floor, New York, New York (incorporated by reference to Exhibit 10.75 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.63	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of April 25, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to Exhibit 10.76 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number	Description and Method of Filing
10.64	Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.77 to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.65	Agreement made as of April 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to Exhibit 10.78 to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.66	Agreement made as of April 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC and DL Holdings I, LLC (incorporated by reference to Exhibit 10.79 to the registrant’s Form 8-K/A dated April 16, 2002 and filed with the SEC on May 16, 2002)

10.67	Agreement made as of May 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.80 to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.68	Agreement made as of May 15, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to Exhibit 10.81 to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.69	Agreement made as of May 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to Exhibit 10.82 to the registrant’s Form 8-K dated May 15, 2002 and filed with the SEC on May 16, 2002)

10.70	Agreement made as of June 7, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.83 to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.71	Agreement made as of June 7, 2002 between Eos International, Inc. and DL Holdings I, LLC (incorporated by reference to Exhibit 10.84 to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.72	Agreement made as of June 7, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to Exhibit 10.85 to the registrant’s Form 8-K dated June 7, 2002 and filed with the SEC on June 10, 2002)

10.73	Agreement made as of July 15, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.86 to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.74	Agreement made as of July 15, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.87 to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.75	Agreement made as of July 15, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.88 to the registrant’s Form 8-K dated July 16, 2002 and filed with the SEC on July 16, 2002)

10.76	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of July 21, 2002, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to Exhibit 10.89 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.77	Agreement made as of August 14, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.90 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.78	Agreement made as of August 14, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.91 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.79	Agreement made as of August 14, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.80	Grid Demand Promissory Note delivered by Eos International, Inc. to JP Morgan Chase Bank, dated as of August 19, 2002 (incorporated by reference to Exhibit 10.93 to the registrant’s Form 8-K dated August 28, 2002 and filed with the SEC on August 28, 2002)

10.81	Agreement made as of October 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.94 to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.82	Agreement made as of October 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.95 to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

Exhibit Number	Description and Method of Filing
10.83	Agreement made as of October 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.96 to the registrant’s Form 8-K dated September 30, 2002 and filed with the SEC on October 1, 2002)

10.84	Agreement made as of September 30, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.97 to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.85	Agreement made as of September 30, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.98 to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.86	Agreement made as of September 30, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.99 to the registrant’s Form 8-K dated October 31, 2002 and filed with the SEC on October 31, 2002)

10.87 #	Agreement dated as of October 21, 2002 between Eos International, Inc. and Peter A. Lund (incorporated by reference to Exhibit 10.100 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.88	Agreement dated November 8, 2002 by and between Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC. (incorporated by reference to Exhibit 10.101 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.89	Agreement made as of November 27, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.102 to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.90	Agreement made as of November 27, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.103 to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.91	Agreement made as of November 27, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.104 to the registrant’s Form 8-K dated November 27, 2002 and filed with the SEC on December 12, 2002)

10.92	Agreement dated as of December 10, 2002 among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, LLC (incorporated by reference to Exhibit 10.105 to the registrant’s Form 8-K dated December 11, 2002 and filed with the SEC on December 11, 2002)

10.93	Amended and Restated Promissory Note, dated December 27, 2002, issued by Discovery Toys, Inc. to Avon Products, Inc. (incorporated by reference to Exhibit 10.106 to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.94	Security Agreement, dated as of December 27, 2002, by and between Discovery Toys, Inc. and Avon Products, Inc. (incorporated by reference to Exhibit 10.107 to the registrant’s Form 8-K dated December 27, 2002 and filed with the SEC on December 27, 2002)

10.95	Agreement made as of December 31, 2002 between Eos International, Inc. and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.108 to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.96	Agreement made as of December 31, 2002 between Eos International, Inc. and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.109 to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.97	Agreement made as of December 31, 2002 by and among Eos International, Inc., Weichert Enterprise LLC, and DL Holdings I, L.L.C. (incorporated by reference to Exhibit 10.110 to the registrant’s Form 8-K dated December 30, 2002 and filed with the SEC on December 30, 2002)

10.98	Agreement, dated as of January 14, 2003, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.111 to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.99	Letter Agreement, dated January 14, 2002, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.115 to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.100	Form of Subscription Agreement between Eos International, Inc. and Investors (incorporated by reference to Exhibit 10.116 to the registrant’s Form 8-K dated January 14, 2003 and filed with the SEC on January 15, 2003)

10.101	Amendment No. 4 to Revolving Credit and Security Agreement, dated as March 17, 2003, by and between Discovery Toys, Inc. and PNC Bank National Association (incorporated by reference to Exhibit 10.117 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

Exhibit Number	Description and Method of Filing
10.102 #	Employment Agreement, dated as of December 1, 2002, by and between I.F.S. of New Jersey, Inc. and James M. Cascino (incorporated by reference to Exhibit 10.118 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

10.103 #	Employment Agreement, dated as of January 1, 2003, by and between I.F.S. of New Jersey, Inc. and Jack B. Hood (incorporated by reference to Exhibit 10.119 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

10.104 #	Employment Agreement, dated as of September 24, 2003, by and between Eos International, Inc. and Jose Ferreira, Jr. (incorporated by reference to Exhibit 10.120 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.105	Engagement Agreement, dated as of September 24, 2003, by and between Eos International, Inc. and Woodclyffe Group, L.L.C. (incorporated by reference to Exhibit 10.121 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.106	First Amendment to Eos International, Inc. Amended and Restated Common Stock Purchase Warrant issued to DL Holdings I, L.L.C. on January 14, 2003, dated as of September 23 2003 (incorporated by reference to Exhibit 10.122 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.107	First Amendment to Eos International, Inc. Amended and Restated Common Stock Purchase Warrant issued Weichert Enterprise LLC on January 14, 2003, dated as of September 23 2003 (incorporated by reference to Exhibit 10.123 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.108 #	Eos International, Inc. 2003 Deferred Compensation Plan (incorporated by reference to Exhibit 10.124 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.109	Agreement, dated September 15, 2003, by and among Eos International, Inc., DL Holdings I, L.L.C., and Weichert Enterprise LLC (incorporated by reference to Exhibit 10.125 to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2003)

10.110#*	Amendment No. 1, effective as of November 18, 2003, to Employment Agreement dated as of December 1, 2002 by and between I.F.S. of New Jersey, Inc. and James M. Cascino

14.1 *	Code of Ethics

16.1	Letter, dated November 12, 2001, of KPMG LLP (incorporated by reference to Exhibit 16.1 to the registrant’s Form 8-K/A dated November 6, 2001 and filed with the SEC on November 13, 2001)

16.2	Letter, dated January 3, 2002, of Comyns, Smith McCleary LLP, (incorporated by reference to Exhibit 16 to the registrant’s Form 8-K/A dated July 18, 2001 and filed with the SEC on January 3, 2002)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K for filed with the Commission on March 31, 2003)

23.1 *	Consent of BDO Seidman, LLP

31.1 *	Certification of Jose Ferreira, Jr., Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2 *	Certification of Jack B. Hood, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32 *	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jose Ferreira, Jr., Chief Executive Officer of the Company, and Jack B. Hood, Chief Financial Officer of the Company

*	Filed herewith
#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.