Form 10-Q
period 2003-12-31
EOS INTERNATIONAL INC
filed 2004-02-13
CIK 791398

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of February 10, 2004, 109,095,099 shares of the registrant’s common stock were outstanding.

EOS INTERNATIONAL, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of December 31, 2003 (unaudited) and September 30, 2003	1

	Consolidated Statements of Operations and Comprehensive Earnings for the Three Months Ended December 31, 2003 (unaudited) and December 31, 2002 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 (unaudited) and December 31, 2002 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	40

SIGNATURES		42

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,873,000	$928,000
Restricted cash	262,000	715,000
Accounts receivable, net	15,862,000	6,938,000
Inventory	21,225,000	32,091,000
Prepaid expenses and other current assets	4,199,000	6,371,000
Deferred tax assets	—	643,000

Total current assets	50,421,000	47,686,000
Property and equipment, net	5,416,000	5,445,000
Goodwill	8,437,000	8,386,000
Other indefinite-lived intangible assets	5,804,000	5,553,000
Other intangible assets	1,603,000	1,837,000
Deferred tax assets	779,000	1,493,000
Other non-current assets	361,000	278,000

Total assets	$72,821,000	$70,678,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,034,000	$11,243,000
Accrued liabilities	13,197,000	8,659,000
Lines of credit	4,219,000	15,038,000
Current maturities of notes payable	8,274,000	3,580,000
Deferred tax liability	903,000	—
Income taxes payable	104,000	89,000

Total current liabilities	32,731,000	38,609,000
Notes payable, less current maturities	12,116,000	16,965,000
Redeemable warrants	1,591,000	1,522,000
Redeemable Series D Preferred Stock, $0.01 par value, 1,000 shares issued and outstanding at December 31, 2003 and September 30, 2003. Aggregate liquidation preference of $3,842,000 and $3,731,000 at December 31, 2003 and September 30, 2003, respectively	3,842,000	3,731,000
Commitments and contingencies
Minority interest	4,786,000	4,022,000
Stockholders’ equity
Common stock, $0.01 par value, 200,000,000 shares authorized; 109,095,099 and 109,020,099 issued at December 31, 2003 and September 30, 2003, respectively (of which 10,000,000 shares are held in a rabbi trust)	991,000	990,000
Paid-in capital	30,409,000	30,484,000
Deferred compensation	(7,000,000)	(8,000,000)
Accumulated deficit	(7,646,000)	(18,414,000)
Cumulative translation adjustment	1,001,000	769,000

Total stockholders’ equity	17,755,000	5,829,000

Total liabilities and stockholders’ equity	$72,821,000	$70,678,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Revenues	$71,980,000	$42,853,000
Cost of revenues	32,573,000	21,880,000

Gross profit	39,407,000	20,973,000

Operating expenses:
Sales and marketing	12,840,000	5,116,000
Warehousing and operations	4,671,000	3,374,000
General and administrative	7,404,000	3,509,000

Total operating expenses	24,915,000	11,999,000

Operating earnings	14,492,000	8,974,000

Other income (expense):
Interest income	15,000	5,000
Interest expense	(828,000)	(1,364,000)
Other income (expense), net	(6,000)	13,000

Total other expense	(819,000)	(1,346,000)

Earnings before income taxes and minority interest	13,673,000	7,628,000
Income taxes	2,332,000	2,068,000

Earnings before minority interest	11,341,000	5,560,000
Minority interest	573,000	595,000

Net earnings	10,768,000	4,965,000
Preferred dividends	111,000	—

Net earnings applicable to common stockholders	$10,657,000	$4,965,000

Basic earnings per common share applicable to common stockholders	$0.11	$0.09

Shares used to compute basic earnings per share	101,070,000	56,132,000

Diluted earnings per common share applicable to common stockholders	$0.10	$0.09

Shares used to compute diluted earnings per share	110,712,000	56,132,000

Comprehensive earnings:
Net earnings	$10,768,000	$4,965,000
Translation gain (loss)	232,000	(31,000)

Comprehensive earnings	$11,000,000	$4,934,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Paid-in capital	Deferred Compensation	Accumulated deficit	Cumulative translation adjustment	Total

	Shares	Amount	Shares	Amount
Balance, September 30, 2003	99,020,099	$990,000	—	—	$30,484,000	$(8,000,000)	$(18,414,000)	$769,000	$5,829,000
Stock-based compensation for employees	—	—	—	—	—	1,000,000	—	—	1,000,000
Stock option exercise	75,000	1,000	—	—	36,000	—	—	—	37,000
Preferred dividends on Series D Redeemable Stock	—	—	—	—	(111,000)	—	—	—	(111,000)
Net earnings	—	—	—		—		10,768,000	—	10,768,000
Translation gain	—	—			—		—	232,000	232,000

Balance, December 31, 2003	99,095,099	$991,000	—	—	$30,409,000	$(7,000,000)	$(7,646,000)	$1,001,000	$17,755,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Cash flows from operating activities:
Net earnings	$10,768,000	$4,965,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,000	645,000
Provision for doubtful accounts	(44,000)	48,000
Provision for obsolescence	462,000	116,000
Stock based compensation	1,000,000	—
Amortization of discount on notes payable	183,000	230,000
Increase in put price of warrants held by bridge lenders	—	421,000
Earnings attributable to minority interest	573,000	595,000
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	453,000	—
Accounts receivable	(8,860,000)	(384,000)
Inventory	11,232,000	5,240,000
Prepaid expenses and other current assets	2,336,000	768,000
Deferred tax assets and liabilities	2,358,000	—
Accounts payable and accrued liabilities	(1,044,000)	1,210,000
Accrued interest payable included in notes payable	141,000	119,000

Net cash from operating activities	20,234,000	13,973,000

Cash flows from investing activities:
Purchases of property and equipment	(208,000)	(63,000)
Payments for acquisition costs	—	(397,000)

Net cash used in investing activities	(208,000)	(460,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	37,000	—
Payments of cash issuance costs for private equity offering	—	(237,000)
Payments on notes payable	(1,171,000)	(633,000)
Increase (decreases) on lines of credit, net	(11,010,000)	(5,180,000)

Net cash used in financing activities	(12,144,000)	(6,050,000)

Effects of exchange rate changes on cash and cash equivalents	63,000	(133,000)

Net increase in cash and cash equivalents	7,945,000	7,330,000
Cash and cash equivalents at beginning of period	928,000	1,028,000

Cash and cash equivalents at end of period	$8,873,000	$8,358,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Other cash flow information:
Interest paid during the period	$431,000	$418,000
Income taxes paid during the period	—	—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of Eos International, Inc., a Delaware corporation, which include the accounts of Discovery Toys, Inc., a California corporation, for all periods, Regal Greetings & Gifts Corporation, an Ontario, Canada Canadian corporation, for all periods, and I.F.S. of New Jersey, Inc., a New Jersey corporation, for the period from the date of acquisition, January 14, 2003 through December 31, 2003, have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

All references to “we,” “us,” and “our” refer to Eos International, Inc., and its current subsidiaries unless otherwise specified. All references to “Eos” refer to Eos International, Inc. All references to “Discovery Toys” refer to Discovery Toys, Inc. All references to “Regal” refer to Regal Greetings & Gifts Corporation. All references to “IFS” refer to I.F.S. of New Jersey, Inc.

In our opinion, our unaudited consolidated financial statements reflect all the adjustments considered necessary for a fair presentation of our financial position. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. These statements should be read in conjunction with the audited financial statements and notes thereto for the nine months ended September 30, 2003 (transition period) included in our Form 10-K filed with the SEC on December 11, 2003. Information with respect to the interim periods ended December 31, 2003 and December 31, 2002 is unaudited.

On January 14, 2003, Eos acquired all of the outstanding capital stock of IFS. The IFS business consists of all the tangible assets of an ongoing business, including cash, accounts receivable, property and equipment, inventory, prepaid expenses, franchisee relationships and goodwill. The acquisition was accounted for as a purchase. The financial results of IFS are included in our consolidated financial statements for the periods following January 14, 2003.

In March 2003, we changed from a calendar year for financial reporting purposes to the 12-month period commencing on October 1 and ending on September 30. We filed a transition report on Form 10-K with the SEC on December 11, 2003 for the period beginning January 1, 2003 and ending on September 30, 2003.

We account for employee stock options using the intrinsic value method. We have no current plans to change our accounting. If the fair value method of accounting had been applied, our results would have been:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Pro forma impact of fair value method:
Reported net earnings applicable to common stockholders	$10,768,000	$4,965,000
Plus: intrinsic value impact of employee stock compensation	—	—
Less: fair value impact of employee stock compensation	(95,000)	(74,000)

Pro forma net earnings applicable to common stockholders	$10,673,000	$4,891,000

Basic earnings per share applicable to common stockholders as reported	$0.11	$0.09
Pro forma basic earnings per share applicable to common stockholders	$0.11	$0.09
Diluted earnings per share applicable to common stockholders as reported	$0.10	$0.09
Pro forma diluted earnings per share applicable to common stockholders	$0.10	$0.09

NOTE 2. LIQUIDITY

Due to lack of working capital at Eos and possible non-compliance with bank covenants, there is uncertainty as to whether Eos can continue as a going concern. The report of our auditors on our consolidated financial statements as of September 30, 2003 contains a separate paragraph stating that substantial doubt exists about our ability to continue as a “going concern.” Uncertainty existed as to whether Eos would have sufficient working capital, whether Discovery Toys would be successful in receiving a waiver on default of its bank covenants at September 30, 2003 and renegotiating covenants for the remainder of 2003 and 2004, and whether our other operating subsidiaries will be able to continue to comply with certain borrowing covenants during the fiscal year ending September 30, 2004. On December 17, 2003, Discovery Toys received the waiver, and renegotiated its covenants for the fiscal year ending September 30, 2004. Should we be unable to secure additional financing for Eos or be in default of our debt agreements because of covenant violations, a lender could call its line of credit. These conditions raise substantial doubt about our ability to continue as a “going concern.”

At December 31, 2003, Eos, on a stand alone basis, had negative working capital of $524,000, including $262,000 of restricted cash and approximately $74,000 of unrestricted cash, offset by accounts payable of $345,000 and other accrued liabilities of $738,000, consisting of related party balances of $367,000 for management fees, and estimated costs of $155,000 for the offer and sale of its common stock incurred in the quarter ended December 31, 2003. We are registering an aggregate of 85,381,594 shares of our common stock offered for resale by the selling shareholders named in the prospectus which is part of the Form S-1 filed with the SEC on January 15, 2004. Except for cash received from the sale of our securities, Eos has no separate source of cash other than payments received from our operating subsidiaries, and our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. Eos does not have any line of credit. On December 17, 2003, Discovery Toys entered into an amendment to its line of credit agreement with PNC Bank, National Association (“PNC Bank”) which prohibits Discovery Toys from making any payments to Eos for corporate overhead expenses during calendar year 2004. On December 18, 2003, IFS entered into an amendment to its line of credit agreement with PNC Bank to allow IFS to fund $500,000 of Eos’ overhead expenses. The amendment also authorizes IFS to pay (i) management or other fees to Eos or any affiliate, provided that the fees do not exceed an aggregate of $300,000 (exclusive of the $500,000 overhead payment to Eos) in any consecutive 12 month period and that no Default (as defined) or Event of Default

(as defined) occurs or has occurred and (ii) the management or other fees to Eos on or prior to January 31, 2004, so long as no Default or Event of Default occurs or has occurred, and is continuing or would occur as a result of such payment. IFS paid cost-sharing fees of $500,000 to Eos on January 16, 2004. We believe that Eos has sufficient cash to fund its operations through March 31, 2004. We proposed to McGuggan LLC and I.F.S. Management LLC, related parties that provide consulting services to Eos, Discovery Toys, and IFS, that we defer payment on amounts owed to them under consulting agreements and utilize the funds for Eos corporate expenses. If our negotiation is successful, we expect that IFS will transfer approximately $250,000 to Eos in April 2004 and that Eos will have sufficient funds to fund its operations through May 2004. Eos will need to identify additional sources of cash to fund operations beyond May 2004.

Discovery Toys, Regal, and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, Discovery Toys and Regal have recognized approximately 40-50% of their annual sales revenues in the fourth calendar quarter and IFS has recognized up to 60% of its annual sales revenue in the fourth calendar quarter. Borrowings on our operating subsidiaries’ lines of credit decreased from $15.0 million at September 30, 2003 to $4.2 million at December 31, 2003. These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with their borrowing covenants. There can be no assurance that these operating subsidiaries will remain in compliance with their borrowing covenants or that their lenders will negotiate modified covenants to avoid default. In the future, should we be in default, our lenders could call the loans due and payable.

We expect Regal to be out of compliance with certain of these financial covenant ratios from time to time during fiscal 2004. We are currently negotiating with the Bank of Nova Scotia for modification of these covenants for Regal to remain in compliance with its loan agreements. We can provide no assurances that the bank will agree to these modifications.

We continue to explore how to restructure our lines of credit, long-term debt and Series D Preferred Stock. Our objectives are to eliminate restrictions that limit payments of cash for corporate overhead expenses from our operating subsidiaries to Eos, to provide additional working capital to Eos, to reduce our total short-term borrowing requirements by allowing intercompany cash transfers, to extend the maturities of our long-term debt and to replace our Series D Preferred Stock. We cannot give any assurances that we will accomplish any of these restructuring plans.

We are reviewing our management consulting agreements with related parties and other vendors for possible future cost savings opportunities. We cannot assure that we will be successful in renegotiating these arrangements.

NOTE 3. BALANCE SHEET COMPONENTS:

	December 31, 2003	September 30, 2003
	(Unaudited)
Accounts receivable, net:
Accounts receivable	$16,253,000	$7,382,000
Less allowance for doubtful accounts	(391,000)	(444,000)

Net accounts receivable	$15,862,000	$6,938,000

Inventory:
Finished goods	$22,758,000	$33,017,000
Work in process	134,000	186,000
Raw material and supplies	1,176,000	1,276,000
Less allowance for obsolescence	(2,843,000)	(2,388,000)

Net inventory	$21,225,000	$32,091,000

Prepaid expenses and other current assets:
Prepaid catalogue costs	$2,430,000	$2,850,000
Other prepaid expense and current assets	1,769,000	3,521,000

Total prepaid expenses and other current assets	$4,199,000	$6,371,000

Property and equipment, net:
Furniture, fixtures & office equipment	$913,000	$860,000
Machinery and equipment	2,260,000	2,244,000
Computer equipment and software	6,138,000	5,857,000
Leasehold improvements	1,452,000	1,419,000

Total property and equipment	10,763,000	10,380,000
Less accumulated depreciation	5,347,000	4,935,000

Net property and equipment	$5,416,000	$5,445,000

Accrued liabilities:
Accrued compensation - sales consultants	$3,945,000	$1,552,000
Accrued compensation and related expenses	2,125,000	1,854,000
Sales and use taxes payable	1,927,000	480,000
Inventory in transit	380,000	881,000
Interest payable	29,000	26,000
Payables to related parties	844,000	502,000
Other	3,947,000	3,364,000

Total accrued liabilities	$13,197,000	$8,659,000

Minority interest:
15% interest in Regal	$4,449,000	$3,699,000
Fair value of put rights held by minority stockholder	337,000	323,000

Minority interest	$4,786,000	$4,022,000

NOTE 4. BORROWING ARRANGEMENTS

Under existing line of credit agreements and given borrowing base restrictions in effect on December 31, 2003, we had borrowed funds of $4.2 million and had additional funds available to borrow of $13.9 million, as follows: Discovery Toys had no borrowed funds and $1.5 million of funds available for borrowing. Regal had no borrowed funds and had $4.7 million available for borrowing. IFS had borrowed funds of $4.2 million and had $7.7 million available for borrowing. Eos had no borrowings and no funds available for borrowing. Due to the seasonal nature of our business, we expect IFS’ borrowings under its line of credit to decrease during the three months ending March 31, 2004 and we expect that Discovery Toys will start to use its line of credit. These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with their borrowing covenants. There can be no assurance that these operating subsidiaries will remain in compliance with their borrowing covenants or that their lenders will negotiate modified covenants to avoid default. In the future, should we be in default, our lenders could demand repayment of the loans and take other actions such as foreclosure on the assets of the borrower which secure the loan.

Discovery Toys was out of compliance with its “seasonal overadvance amounts” and borrowing covenants as of September 30, 2003. On October 1, 2003, Discovery Toys entered into an amendment with PNC Bank to extend the ending “seasonal overadvance period” date from September 30, 2003 to October 31, 2003 and to allow a “seasonal overadvance amount” for October 1 to October 31 of $250,000. As of October 31, 2003, there were no seasonal overadvances outstanding.

On December 3, 2003, Discovery Toys received an acknowledgement of default from PNC Bank confirming the occurrence of an Event of Default (as defined in the loan agreement) under Discovery Toys’ loan agreement with PNC Bank due to a failure by Discovery Toys to maintain the required Tangible Net Worth (as defined in the loan agreement) as of September 30, 2003. While PNC Bank informed us that it did not intend to take any immediate action with respect to the Event of Default, upon an Event of Default, PNC Bank could have, at its discretion, terminated the loan and declared the loan immediately due and payable. On December 18, 2003, PNC Bank waived the Event of Default which had occurred as a result of the failure by Discovery Toys to maintain the required Tangible Net Worth, provided that actual Tangible Net Worth for the quarter ended September 30, 2003 was not less than ($156,000). Tangible Net Worth was not less than $(156,000) at September 30, 2003. Discovery Toys and PNC Bank also agreed to terms to establish a “Seasonal Overadvance Period” from April 1, 2004 through October 31, 2004. In connection with the waiver and revised terms, Discovery Toys agreed to pay a $50,000 fee to PNC Bank which will be amortized to expense over the remaining life of the line of credit.

On December 17, 2003, IFS entered into an amendment of its loan agreement with PNC Bank to extend the term of the line of credit and note payable from December 31, 2003 to December 31, 2004. In connection with this amendment, IFS agreed to pay a $25,000 fee to PNC Bank which was expensed.

We expect that Regal will not be able to remain in compliance with certain financial covenant ratios required by its loan agreement with the Bank of Nova Scotia from time to time during fiscal year 2004. We are currently negotiating with the Bank of Nova Scotia for modification of these covenants to enable Regal to remain in compliance with its loan agreements. We can give no assurances that the bank will agree to such modifications.

Our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. On December 17, 2003, Discovery Toys entered into an amendment of its loan agreement with PNC Bank which prohibited Discovery Toys from making any payments during calendar year 2004 to Eos to cover Eos’ overhead expenses. On December 18, 2003, IFS entered into an amendment of its loan agreement with PNC Bank which also authorized IFS to make a payment of $500,000 to Eos to cover Eos’ overhead expenses. IFS paid cost sharing fees of $500,000 to Eos on January 16, 2004. PNC also authorized IFS to pay (i) management or other fees to Eos or any affiliate, provided that the fees do not exceed an aggregate of $300,000 (exclusive of the $500,000 overhead payment to Eos) in any consecutive 12 month period and that no Default or Event of Default occurs or has occurred and (ii) the management or other fees to Eos on or prior to January 31, 2004 so long as no Default or Event of Default has occurred and is continuing or would occur as a result of such payment.

NOTE 5. ACQUISITION

I.F.S. of New Jersey, Inc.

On January 14, 2003, Eos acquired IFS, a privately held consumer products fund-raising company. Under the terms of the merger agreement with IFS, Eos issued 15,988,001 unregistered shares of its common stock and 1,000 unregistered shares of Series E Junior Convertible Preferred Stock in exchange for all of the outstanding shares of IFS common stock. Effective May 21, 2003, the 1,000 unregistered shares of Series E Junior Convertible Preferred Stock were converted into 11,000,000 unregistered shares of Eos common stock.

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

The following summarized unaudited pro forma combined results of operations of Eos, Discovery Toys, Regal and IFS for the three months ended December 31, 2002 is presented as if the acquisition of IFS had occurred on the first day of the period presented and includes adjustments (increase in amortization of intangible assets) directly attributable to the acquisition and expected to have a continuing impact on the combined company. The unaudited pro forma combined results of operations of Eos, Discovery Toys, Regal and IFS for the three months ended December 31, 2002 include adjustments resulting from the following transactions, as if these transactions had occurred on the first day of the period presented and includes adjustments (interest expense and preferred dividends) directly attributable to these transactions. Each of the acquisition of IFS by Eos, Eos’ private equity offering, and the short-term bridge note re-financing transaction was contingent upon the occurrence of each of the other two transactions: (i) Eos’ $7.5 million private equity offering of 15,000,000 shares of Eos common stock at $0.50 per share, less cash issuance costs of $375,000, and issuance of 900,000 shares of common stock as a placement fee, and (ii) the repayment of Eos’ short-term bridge notes, including $930,000 of interest payable, with $4.0 million in cash and the issuance of 1,000 shares of redeemable Series D Preferred Stock

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the IFS, private equity offering and short-term bridge note financing transactions been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

Unaudited Pro Forma Information:

Three Months Ended December, 2002
Revenues	$74,183,000
Net earnings	12,540,000
Net earnings applicable to common stockholders	12,429,000
Basic earnings per common share applicable to common stockholders	$0.13
Diluted earnings per common share applicable to common stockholders	$0.13

NOTE 6. GOODWILL, OTHER INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS

Goodwill was recorded as part of the purchase price allocation in conjunction with the acquisitions of Regal on December 14, 2001 and IFS on January 14, 2003. We assess goodwill and indefinite-lived assets for impairment annually unless events occur that require more frequent reviews. We assessed goodwill and indefinite-lived assets for impairment at December 31, 2003 and there was no impairment.

Changes in the net carrying account of tradename and goodwill for the three months ended December 31, 2003 are as follows:

	Regal		IFS Goodwill	Total Goodwill
Segment:	Tradename	Goodwill
Balance at September 30, 2003	$5,533,000	$1,143,000	$7,243,000	$8,386,000
Foreign currency translation	271,000	51,000	—	51,000

Balance at December 31, 2003	$5,804,000	$1,194,000	$7,243,000	$8,437,000

Other intangible assets includes the acquired customer list purchased in connection with the acquisition of Regal and the acquired franchisee relationships in connection with the acquisition of IFS, and are amortized over an estimated useful life of five years. As of December 31, 2003 and September 30, 2003, other intangible assets, net, consisted of the following:

	December 31, 2003	September 30, 2003
	(unaudited)
Other intangible assets, net:
Customer list	$3,544,000	$3,391,000
Franchisee relationships	548,000	548,000
Less accumulated amortization	(2,489,000)	(2,102,000)

Net other intangible assets	$1,603,000	$1,837,000

Amortization expense related to other intangible assets was $256,000 and $321,000 for the three months ended December 31, 2003 and 2002, respectively.

NOTE 7. EQUITY TRANSACTIONS

In connection with Mr. Ferreira’s employment agreement dated with Eos as of September 24, 2003, Jose Ferreira, Jr. became the Chief Executive Officer and President of Eos and we granted 10 million restricted shares of our common stock to Mr. Ferreira, two million shares of which vested upon grant and the remaining eight million shares of which are to vest in equal portions on each of the first and second anniversaries of the date of grant, respectively, provided that Mr. Ferreira is Chief Executive Officer of Eos on such dates. The fair value of the 10 million shares awarded was $10.0 million based on the closing market price of our common stock, which was $1.00 on September 26, 2003, the business day prior to the date of grant. We recorded $2.0 million of stock-based compensation expense and $8.0 million of deferred compensation expense in connection with this restricted stock grant during the three months ended September 30, 2003. We recorded $1.0 million of stock-based compensation expense during the three months ended December 31, 2003. For so long as shares of the restricted stock grant are unvested or deferred, Mr. Ferreira is not permitted to vote or dispose of the shares. Our Compensation Committee will vote all 10 million shares of the grant. The 10 million shares are held in a rabbi trust and are considered treasury stock.

OPTIONS

There were options to purchase 12,732,753 shares of Eos common stock outstanding at December 31, 2003, and there were options to purchase 11,370,747 shares of common stock available for grant at December 31, 2003.

WARRANTS

There were warrants to purchase 3,400,000 shares of Eos common stock outstanding at December 31, 2003.

NOTE 8. RELATED PARTY TRANSACTIONS

On January 14, 2003, we acquired I.F.S. of New Jersey, Inc., a privately held consumer products fund-raising company. This acquisition was made to continue our strategy of expanding our direct selling operations.

Prior to our acquisition of IFS, we and IFS shared, and we and IFS continue to share, certain common officers, directors and stockholders. James M. Cascino, who currently serves as our Corporate Executive Vice President and is a director of Eos, and who formerly served as President and Chief Executive Officer of Eos, also serves as a director and president and chief executive officer of IFS. Jack B. Hood, Chief Financial Officer and Treasurer of Eos, also serves as a director and chief financial officer of IFS. Anthony R. Calandra, Julius Koppelman, and William S. Walsh each served on both the Eos and IFS Board of Directors prior to and on the date of the acquisition of IFS by Eos. James J. Liati, Secretary of Eos, and Frank M. Adubato, each of whom is a significant stockholder of Eos, and Mr. Calandra are each principals and/or officers of, and beneficially own 75% of, McGuggan, L.L.C. Messrs. Calandra and Adubato were, prior to and at the date of acquisition of IFS by Eos, directors of IFS. Mr.Walsh is the managing director of McGuggan, L.L.C.

In connection with the acquisition of IFS, in exchange for their shares of IFS, Mr. Cascino received 1,779,859 shares of Eos common stock and Mr. Hood received 1,352,099 shares of Eos common stock. In connection with the acquisition of IFS, in exchange for their shares of IFS, McGuggan, L.L.C., Mr. Walsh and Mr. Koppelman received 11,567,057, 6,746,999 and 1,926,493 shares of Eos common stock, respectively, including shares of common stock obtained upon the conversion of shares of Eos Series E Junior Convertible Preferred Stock. Messrs. Cascino, Hood, and Walsh, together with members of McGuggan, L.L.C., a New Jersey limited liability company, collectively owned or controlled approximately:

•	35% of our outstanding common stock prior to our acquisition of IFS and our $7.5 million private equity offering effected on January 14, 2003,

•	87% of the outstanding common stock of IFS prior to the effective time of our acquisition of IFS, and

•	42% of our outstanding common stock after our acquisition of IFS and the private equity offering, upon conversion of the Series E Preferred Stock into shares of Eos common stock which occurred on May 21, 2003.

The consideration that we paid to acquire IFS was determined through arms’-length negotiation by only the independent board members of Eos and the majority stockholders of IFS.

We have management consulting services agreements with a board member and two separate companies, each of which owns equity securities of Eos and, prior to our acquisition of IFS, owned equity securities of IFS:

1. Discovery Toys pays annual management fees of $192,000 to IFS. Discovery Toys and IFS have certain common management, certain common directors and certain common stockholders. Discovery Toys had unpaid fees under this agreement of $288,000 and $240,000 at December 31, 2003 and September 30, 2003, respectively. Pursuant to the terms of this agreement, Discovery Toys incurred management fees of $48,000 in each of the three months ended December 31, 2003 and 2002. These intercompany management fees were eliminated in consolidation after January 14, 2003.

2. Discovery Toys also receives management services from William S. Walsh, a member of our Board of Directors, who is also a stockholder of our company, and McGuggan LLC, a stockholder of our company. Certain members of McGuggan LLC are directors and significant stockholders of our company. Discovery Toys pays annual fees equal to the greater of $75,000 or a percentage of revenues, as defined in the agreement, to William S. Walsh, and annual fees equal to the greater of $225,000 or a percentage of revenues, as defined in the agreement, to McGuggan LLC for these services. This agreement expires December 31, 2012 and may be extended or terminated at any time by mutual consent of the parties. Discovery Toys had unpaid fees under this agreement of $300,000 and $225,000 at December 31, 2003 and September 30, 2003, respectively. Pursuant to the terms of these agreements, Discovery Toys incurred management fee expenses of $75,000 in each of the three month periods ended December 31, 2003 and 2002.

3. We entered into an agreement with McGuggan, LLC for management consulting services for Regal in December 2001. The agreement assigns responsibility for performance of the services to William S. Walsh and Anthony R. Calandra. Messrs. Walsh and Calandra are directors and stockholders of our company. The agreement called for payment of $500,000 CDN annually for such services (approximately $350,000 U.S.). Our Board of Directors approved payment of $500,000 CDN in annual management fees to Mr. Walsh and Mr. Calandra for services rendered in 2002 and approval for payment of these fees for 2003 is pending. Pursuant to the terms of these agreements, Regal incurred management fee expenses of $97,000 in the three months ended December 31, 2003 and $80,000 in the three months ended December 31, 2002 which Regal paid to Eos. Eos had unpaid fees to McGuggan under this agreement of $367,000 and $270,000 at December 31, 2003 and September 30, 2003, respectively.

4. Effective October 16, 1997, IFS entered into an agreement to receive management consulting services from an affiliated entity, IFSM. IFSM is beneficially owned 33.33% by William S. Walsh, a director of our company, 9.52% by Julius Koppelman, a director of our company, and 57.15% by McGuggan, LLC, a stockholder of our company in which Mr. Calandra owns a 25% interest. Mr. Calandra, a director of our company, is a member of McGuggan LLC and Mr. Liati, Secretary of our company, is also a member of McGuggan, LLC. Pursuant to the terms of this agreement, we are required to pay IFSM fees equal to 0.6% of gross revenues for each fiscal year. The agreement expires December 31, 2010 and may be extended or terminated at any time by mutual consent of the parties. Management fees pursuant to this agreement amounted to $170,000 for the three months ended December 31, 2003 and are recorded as general and administrative expense. IFS had unpaid fees under this agreement of $177,000 and $7,000 at December 31, 2003 and September 30, 2003, respectively.

NOTE 9. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. In reporting to management, the entities’ operating results are categorized into three segments. Discovery Toys markets and sells educational toys. Regal markets and sells consumer gift products. IFS sells product-based fundraising programs to schools. Overhead costs associated with Eos are characterized as “Corporate.” Financial information for our business segments for the three months ended December 31, 2003 and 2002 is as follows (in thousands):

Three Months Ended December 31, 2003 (Dollars in thousands)	Discovery Toys	Regal	IFS	Corporate	Total
Revenues	$15,750	$29,290	$26,940	$—	$71,980
Operating earnings	3,457	6,655	6,189	(1,809)	14,492
Earnings before income taxes and minority interest	3,320	6,082	6,079	(1,808)	13,673
Net earnings	3,320	3,177	6,079	(1,808)	10,768
Capital expenditures	38	152	15	3	208
Total assets, excluding intercompany	9,325	36,687	26,334	475	72,821

Three Months Ended December 31, 2002 (Dollars in thousands)	Discovery Toys	Regal	IFS	Corporate	Total
Revenues	$17,999	$24,854	$—	$—	$42,853
Operating earnings	3,557	5,541	—	(124)	8,974
Earnings before income taxes and minority interest	3,332	4,679	—	(383)	7,628
Net earnings	3,332	2,016	—	(383)	4,965
Capital expenditures	22	41	—	—	63
Total assets, excluding intercompany	10,975	30,156	—	619	41,750

NOTE 10. EARNINGS PER SHARE (EPS) AND WEIGHTED SHARES OUTSTANDING

Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Basic EPS includes 2,000,000 shares of vested restricted stock held in a rabbi trust at December 31, 2003. Diluted EPS takes into account the effect of dilutive instruments, such as stock options and warrants and unvested restricted shares of common stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares. There were 8,000,000 unvested restricted shares held in a rabbi trust at December 31, 2003.

The following is a summary of the number of shares used in calculating basic and diluted EPS:

	Three Months Ended December 31,
	2003	2002
Shares used to compute basic EPS	101,070,000	56,132,000
Add: Effect of options and warrants and unvested restricted shares of common stock	9,642,000	—

Shares used to compute diluted EPS	110,712,000	56,132,000

For the three months ended December 31, 2003 and 2002, the following were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive: options to purchase 725,000 and 4,521,000 shares of Eos common stock and warrants to purchase 400,000 and 3,200,000 shares of Eos common stock, respectively.

NOTE 11. WARRANTY RETURNS

We have warranty obligations in connection with the sales of Discovery Toys products. Discovery Toys offers a limited warranty on its products. Discovery Toys estimates its warranty returns at the point of sale for a given product based on historical rates. The change in Discovery Toys’ accrued warranty obligations for the three months ended December 31, 2003 and 2002 was as follows:

	2003	2002
Balance at October 1,	$43,000	$67,000
Actual warranty experience	(48,000)	(107,000)
Warranty provisions	56,000	95,000

Balance at December 31,	$51,000	$55,000

NOTE 12. FOREIGN CURRENCY EXCHANGE CONTRACTS

Pursuant to a credit agreement with the Bank of Nova Scotia, Regal entered into forward currency exchange contracts to buy U.S. dollars during the three months ended December 31, 2003. As of December 31, 2003, Regal had no forward exchange contracts outstanding to buy U.S. dollars. Regal uses forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on its purchases of U.S. dollar denominated inventory and the resulting U.S. dollar accounts payable balances. However, the Company does not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 133. Accordingly, gains and losses on hedge contracts are recorded as other income (expense) based on the fair value of the contracts. During the three months ended December 31, 2003 and 2002, Regal realized no gains or losses from changes in the fair value of its forward currency contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believe,” “estimate,” “project,” “intend,” “anticipate,” “will,” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including (i) the volatile and competitive nature of the consumer products and direct selling industries, (ii) changes in domestic and foreign economic and market conditions, including currency fluctuations (iii) our ability to attract and maintain relationships with our independent and hired sales forces, (iv)the uncertain effects of potential intellectual property and other claims, (v) the impact of a failure by us to successfully implement and execute our acquisition strategies, and (vi) the impact of a failure by us to raise additional sources of financing or capital to satisfy our operating expenses and working capital needs. You should also read carefully the risk factors described in this Quarterly Report on Form 10-Q and the risk factors described in our Annual Report on Form 10-K for the nine months ended September 30, 2003 (transition period) filed with the SEC on December 11, 2003, under Item 1- Business, and under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed in our other public filings with the SEC thereafter. All such forward-looking statements are current only as of the date on which such statements were made. We assume no obligation for updating such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

Eos is a publicly held holding company owning capital stock of product marketing companies focused on direct selling of consumer goods. Eos owns 100% of the outstanding capital stock of Discovery Toys and an 85% ownership interest in Regal. On January 14, 2003, Eos acquired all of the outstanding capital stock of IFS.

Effective January 1, 2003, we changed our fiscal year end for financial reporting from a calendar year end to the 12 month period commencing October 1 and ending September 30.

The accompanying consolidated financial statements include the accounts of (i) Eos for all periods, (ii) Discovery Toys for all periods, (iii) Regal for all periods, and (iv) IFS from the date of acquisition, January 14, 2003 through December 31, 2003, as applicable.

Discovery Toys is a multi-level marketer of approximately 200 educational products, including toys, games, books, and software. Discovery Toys sells its products to its network of approximately 25,000 independent sales representatives who in turn sell the merchandise to friends, family, neighbors, and co-workers. Discovery Toys’ principal offices are located in Livermore, California and its geographic markets primarily encompass the United States and Canada.

Regal is one of Canada’s largest direct selling and mail order distributors of general merchandise to consumers, including stationery and household and giftware items. Regal sells its products to its network of over 400,000 independent sales representatives who in turn sell the merchandise to friends, family, co-workers, and neighbors. Regal distributes merchandise to its independent sales representatives from its 42 representative service centers located throughout Canada as well as from its main warehouse in Mississauga, Ontario. Regal also sells merchandise via its website.

IFS sells product-based fundraising programs and services to schools throughout the United States and the Caribbean. School fundraising sponsors provide interested students with IFS products which they sell to their friends, families and neighbors. IFS sells its products to its school fundraising sponsors at 30% to 50% off the aggregate retail price of the products sold by students.

Recent Developments

On January 5, 2004, Eos and IFS entered into a Cost Sharing Agreement pursuant to which certain of general corporate overhead expenses of not less than $500,000 for the fiscal year ending September 30, 2004 are to be allocated to, and paid by, IFS. IFS will also bear the costs of any portions of direct expenses such as insurance, accounting and audit services, and legal services that Eos incurs directly on behalf of IFS. On January 16, 2004, IFS paid Eos $500,000 under this agreement.

On January 15, 2004, we filed a registration statement on Form S-1 with the SEC which has not yet been declared effective by the SEC. This registration statement was filed for the purpose of registering for resale 85,381,594 shares of Eos common stock held by selling stockholders named in the prospectus that is part of the registration statement. If the registration statement is declared effective by the SEC and by the states in which the shares are proposed to be sold under the registration statement, when shares are resold pursuant to the registration statement, we will not receive any of the proceeds from such resale. The selling stockholders will receive all of the proceeds from any sale of their shares of Eos common stock, less any brokerage commission or other expenses incurred by them.

Effective January 16, 2004, Peter Lund, Chairman of the Board of Eos, agreed to waive his right to receive his salary until otherwise agreed upon by Eos and Mr. Lund. Mr. Lund’s salary had been $3,000 per month since July 1, 2002.

Update to Critical Accounting Policies

See Critical Accounting Policies in our 2003 Transition Report on Form 10-K filed with the SEC on December 11, 2003, for a full discussion of our Critical Accounting Policies.

Results of Operations.

The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in our consolidated statements of operations:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Revenues	100%	100%
Cost of revenue	45%	51%

Gross profit	55%	49%
Operating expenses:
Sales and marketing	18%	12%
Warehousing and operations	7%	8%
General and administrative	10%	8%

Total operating expenses	35%	28%
Operating earnings	20%	21%
Interest expense, net	(1)%	(3)%
Other income (expense)	—	—

Earnings before income taxes and minority interest	19%	18%

Segment Results

We operate three strategic business units that provide differing products using different direct sales forces: Discovery Toys, Regal, and IFS. Discovery Toys, Regal, and IFS are managed separately because each business unit requires different employee skills, product development, and marketing strategies. We evaluate the performance based on profit or loss from operations. Overhead costs associated with Eos are characterized as “Corporate.” Corporate includes legal and accounting expenses, staff salaries, directors and officers’ insurance, and board of director expenses for all periods presented and includes salary, cash bonus, and stock compensation expense for our Chief Executive Officer and President for the three months ended December 31, 2003. For the three months ended December 31, 2002, corporate expenses do not include salary, cash bonus, and stock compensation expense for our former Chief Executive Officer and President who was an employee of IFS. IFS was to be reimbursed in part for the services of IFS executives, including our former Chief Executive Officer and President, for performing services to Eos and our subsidiaries pursuant to a reimbursement agreement between IFS and Discovery Toys. Discovery Toys had unpaid fees owed to IFS under this reimbursement agreement of $288,000 at December 31, 2003.

The following table sets forth the revenues, gross profit, and operating profit (loss) for our Discovery Toys, Regal and Corporate segments for the three months ended December 31, 2002 and 2003, and for our IFS segment for the three months ended December 31, 2003 (in thousands):

	Three Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Discovery Toys:
Revenues	$15,750	$17,999
Cost of revenues	7,896	9,831

Gross profit	7,854	8,168
Gross margin (%)	50%	45%
Operating expenses:
Sales and marketing expenses	2,057	2,125
Warehousing and operations	750	733
General and administrative expenses	1,590	1,753

Total operating expenses	4,397	4,611

Operating earnings	$3,457	$3,557

Regal:
Revenues	$29,290	$24,854
Cost of revenues	13,937	12,049

Gross profit	15,353	12,805
Gross margin (%)	52%	52%
Operating expenses:
Sales and marketing expenses	3,203	2,991
Warehousing and operations	3,265	2,641
General and administrative expenses	2,230	1,632

Total operating expenses	8,698	7,264

Operating earnings	$6,655	$5,541

IFS:
Revenues	$26,940	$—
Cost of revenues	10,740	—

Gross profit	16,200	—
Gross margin (%)	60%	%
Operating expenses:
Sales and marketing expenses	7,580	—
Warehousing and operations	656	—
General and administrative expenses	1,775	—

Total operating expenses	10,011	—

Operating earnings	$6,189	$—

Corporate:
General and administrative expenses	$1,809	$124

Operating loss	$(1,809)	$(124)

Total:
Revenues	$71,980	$42,853
Cost of revenues	32,573	21,880

Gross profit	39,407	20,973
Gross margin (%)	55%	49%
Operating expenses:
Sales and marketing expenses	12,840	5,116
Warehousing and operations	4,671	3,374
General and administrative expenses	7,404	3,509

Total operating expenses	24,915	11,999

Operating earnings	$14,492	$8,974

Revenues

We record revenues from product sales made to our independent sales representatives and to our fundraising sponsors net of the cash incentives and discounts earned by our independent sales representatives and our fundraising sponsors under our incentive bonus and discount plans and net of returns. Revenues at Discovery Toys include shipping and handling charges of $2.7 million and $3.0 million for the three months ended December 31, 2003 and 2002, respectively. Revenues at Regal also include shipping and handling charges of $787,000 and $657,000 for the three months ended December 31, 2003 and 2002, respectively. Revenues at Discovery Toys also include catalogue sales and business form sales to its sales representatives of $310,000 and $382,000 for the three months ended December 31, 2003 and 2002, respectively. Revenues at Regal also include catalogue and paperwork sales to approximately 6% of the sales representatives who order more than one catalogue per season of $467,000 and $372,000 for the three months ended December 31, 2003 and 2002, respectively.

Revenues at Discovery Toys, Regal, and IFS are highly seasonal. Discovery Toys and Regal have historically recognized 40-50% of annual revenue in the three month period ending December 31 while IFS recognizes as much as 60% of annual revenue in the same period. Consolidated revenues increased by $29,127,000, or 68%, from $42,853,000 for the three months ended December 31, 2002 to $71,980,000 for the three months ended December 31, 2003. This increase is primarily attributable to the $26,940,000 of revenues generated by IFS, which we acquired on January 14, 2003. Revenues of Regal increased by $4,436,000, or 18%, from $24,854,000 for the three months ended December 31, 2002 to $29,290,000 for the three months ended December 31, 2003. Revenues of Discovery Toys decreased by $2,249,000, or 12%, from $17,999,000 for the three months ended December 31, 2002 to $15,750,000 for the three months ended December 31, 2003.

Discovery Toys. The 12% decrease in Discovery Toys’ revenues from $17,999,000 for the three months ended December 31, 2003 compared to $15,750,000 for the three months ended December 31, 2002 is primarily due to lower product sales and shipping revenues attributable to a 12% decline in the number of active sales representatives and a 17% decrease in the average number of orders received per active sales representative, partially offset by a 5% increase in average order size. The decrease in product revenues was partially offset by reduced compensation incentives due to lower revenue volumes. New sales representatives are required to purchase kits to demonstrate products at host parties. The number of new sales representatives recruited in the three months ended December 31, 2003 decreased by 11% compared to 2002, resulting in lower kit revenue for the three months ended December 31, 2003 when compared to the three months ended December 31, 2002 despite a higher average kit price in 2003. Sales of new product kits to experienced sales representatives also declined in the three months ended December 31, 2003 compared to the same period of 2002 consistent with the decline in the number of active sales representatives.

During 2002, Discovery Toys implemented its internet ecommerce web template online ordering system to allow its sales representatives’ customers the convenience of ordering online. This innovation, along with a decline in our sales representatives’ sales activity, resulted in a decrease in catalogue sales and business center sales to our sales representatives of $72,000 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Catalogue and business center revenue is expected to decline further in future years as more of our sales representatives access the internet and utilize online ordering systems maintained by our sales representatives.

Regal. The 18% increase in Regal’s revenues from $24,854,000 for the three months ended December 31, 2003 compared to $29,290,000 for December 31, 2002 is primarily attributable to the increase in the foreign exchange rate between the Canadian and U.S. dollar. Revenues measured in Canadian dollars were down 2% for the three months ended December 31, 2003 compared to December 31, 2002. Revenues generated by the 2003 Fall catalogue in the first fiscal quarter of 2003 were 29% lower than revenues generated by the 2002 Fall catalogue in the first fiscal quarter of 2002, primarily due to product selection which lacked adequate consumer appeal. This shortfall was partially offset by a 2% increase over the prior year by the gift catalogue which was effective in October and is the highest revenue generating offering. In addition, the Winter catalogue which begins in December also performed strongly in the quarter, producing a 9% increase versus the previous year.

IFS. IFS revenues for the three months ended December 31, 2003 were $26,940,000 compared to historical pre-acquisition revenues for the three months ended December 31, 2002 of $31,330,000, a decrease of $4,390,000, or 14%. This decrease is primarily attributable to an 8% decrease in the number of sales personnel based throughout the United States, a 7% decrease in the number of school projects, and a 6% decline in the average wholesale dollars per order.

Cost of revenues and gross profit

Cost of revenues consists of cost of products, printing costs of catalogues sold, and variable labor and freight charges. Discovery Toys sells all of its catalogues to its sales representatives while Regal provides one copy free of charge to all of its sales representatives and invoices them for additional copies. Printing and mailing costs for sold catalogues are charged to costs of sales. IFS distributes its catalogues free of charge. Printing and mailing costs for catalogues which are distributed free of charge are classified as sales and marketing expense.

Our consolidated cost of revenues increased by $10,693,000, or 49%, from $21,880,000 for the three months ended December 31, 2002 to $32,573,000 for the three months ended December 31, 2003, primarily due to the $10,740,000 increase in cost of revenues attributable to the acquisition of IFS on

January 14, 2003. Cost of revenues at Discovery Toys decreased by $1,935,000, or 20%, from $9,831,000 for the three months ended December 31, 2002 to $7,896,000 for the three months ended December 31, 2003, corresponding to lower revenues of $2,249,000 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002, as well as an increase in gross margin from 45% of revenues for the three months ended December 31, 2002 to 50% of revenues for the three months ended December 31, 2003. Cost of revenues at Regal increased by $1,888,000, or 16%, from $12,049,000 for the three months ended December 31, 2002 to $13,937,000 for the three months ended December 31, 2003, corresponding to higher revenues of $4,436,000 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Consolidated gross margin increased from 49% of revenues for the three months ended December 31, 2002 to 55% of revenues for the three months ended December 31, 2003, primarily attributable to the large increase in higher margin revenues for IFS. Gross margin for the three months ended December 31, 2003 for Discovery Toys, Regal and IFS was 50%, 52%, and 60%, respectively. The gross margins for the business segments differ due to their different business operating models. Discovery Toys and Regal sell their products to independent sales representatives. Incentives earned by these independent sales representatives are deducted directly from revenues. In contrast, IFS employs a full-time sales force to secure fund-raising contracts with schools and non-profit organizations. Commissions earned by IFS sales personnel are classified as sales and marketing expense. IFS deducts cash incentive prizes paid to its fundraising sponsors and students from revenues. Regal’s higher margins compared to Discovery Toys are achieved through a lower mix of low margin shipping revenues; the majority of Regal product is distributed from the representative service centers which are classified as warehousing and operations expense while all of Discovery Toys’ products are shipped from its centralized warehouse.

The increase in gross margin of Discovery Toys from 45% to 50% for the three months ended December 31, 2002 compared to the three months ended December 31, 2003 is primarily due to higher discounting in 2002 on products to stimulate sales, including lower unit prices and higher unit costs for educational consultant kits to attract new sales representatives.

Gross margin at Regal improved from 51.5% of revenues for the three months ended December 31, 2002 to 52.4% for the three months ended December 31, 2003. The gross margin percentage increase is primarily due to the strength of the Canadian dollar that has reduced the cost base of our U.S. dollar sourced product. In addition a price increase was initiated for product being sold in the fundraising catalogues resulting in improved margins.

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

Consolidated sales and marketing expenses increased $7,724,000, or 151%, from $5,116,000 for the three months ended December 31, 2002 to $12,840,000 for the three months ended December 31, 2003. This increase is primarily attributable to the $7,580,000 increase in sales and marketing expenses due to the acquisition of IFS on January 14, 2003. The sales and marketing expenses for Discovery Toys decreased by $68,000, or 3%, from $2,125,000 for the three months ended December 31, 2002 to $2,057,000 for the three months ended December 31, 2003 as Discovery Toys focused on cost control.

Sales and marketing expenses for Regal increased by $212,000, or 7%, from $2,991,000 for the three months ended December 31, 2002 to $3,203,000 for the three months ended December 31, 2003 primarily attributable to the 20% increase in the foreign exchange rate between the Canadian and U.S. dollar. The increase was partially offset by cost reductions in catalogue production, efficiency improvements in the call center, reallocation of certain credit card costs to administration and focused effort on reduction of promotional departmental costs.

Warehousing and operations expenses

Warehousing and operations expenses consist primarily of the facilities and personnel and related costs for our warehouses and representative service centers.

Consolidated warehousing and operations expenses increased by $1,297,000, or 38%, from $3,374,000 for the three months ended December 31, 2002 to $4,671,000 for the three months ended December 31, 2003. This increase is primarily attributable to the $656,000 incurred for the three months ended December 31, 2003 of warehousing and operations expenses for IFS, which was acquired on January 14, 2003. Warehousing and operations expenses for Discovery Toys increased by $17,000, or 2%, from $733,000 for the three months ended December 31, 2002 to $750,000 for the three months ended December 31, 2003. Warehousing and operations expenses for Regal increased by $624,000, or 24%, from $2,641,000 for the three months ended December 31, 2002 to $3,265,000 for the three months ended December 31, 2003, primarily attributable to the increase in the foreign exchange rate between the Canadian and U.S. dollar. In addition, costs in the representative sales centers increased by 3% generally due to inflationary cost pressures on occupancy and bonus accruals for achievement of year end incentive programs.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related costs of our finance and administrative organizations, as well as professional fees, insurance and regulatory compliance costs and amortization of a customer list.

Consolidated general and administrative expenses increased by $3,895,000, or 111%, from $3,509,000 for the three months ended December 31, 2002 to $7,404,000 for the three months ended December 31, 2003. This increase is partially attributable to the inclusion of $1,775,000 of general and administrative expenses for IFS, which was acquired on January 14, 2003, which include $27,000 of amortization expense for franchisee relationships acquired in connection with our purchase of IFS and a $48,000 contra expense for fees owed by Discovery Toys to IFS for services provided by IFS executives to Discovery Toys, as well as a $1,685,000 increase in Eos corporate overhead expenses.

General and administrative expenses for Discovery Toys decreased by $163,000, or 9%, from $1,753,000 for the three months ended December 31, 2002 to $1,590,000 for the three months ended December 31, 2003, primarily due to the reduction in legal and accounting fees offset by salaries for the President and the Vice President of Marketing. These two positions were vacant during the three months ended December 31, 2002. General and administrative expenses for each of the three months ended December 31, 2003 and 2002 include $48,000 of fees owed to IFS for services provided by IFS officers and executives. This expense is offset in consolidation by the contra expense recorded by IFS.

General and administrative expenses for Regal increased by $598,000, or 37%, from $1,632,000 for the three months ended December 31, 2002 to $2,230,000 for the three months ended December 31, 2003. The expenses increased by $323,000 due to the increase in the foreign exchange rate between the Canadian and U.S. dollar. In addition the fiscal quarter in 2002 included one time contra expense items related to the reversal of management bonuses. No such reversal or accrual exists in 2003.

General and administrative expenses attributable to the operation of Eos increased by $1,685,000, or 1,359%, from $124,000 for the three months ended December 31, 2002 to $1,809,000 for the three months ended December 31, 2003. The increase is primarily due to $1 million of stock based compensation expense incurred in connection with a restricted stock grant on September 29, 2003 to Jose Ferreira, Jr., President and Chief Executive Officer of Eos, and $413,000 of salary and bonus expense in connection with Mr. Ferreira’s employment agreement dated as of September 24, 2003. We expect to incur $4 million of stock based compensation expense per year during each of fiscal years 2004 and 2005 in connection with the restricted stock grant made to Mr. Ferreira effective September 29, 2003. We expect to incur $1.2 million and $1.1 million of salary and bonus expense in fiscal years 2004 and 2005, respectively, in connection with Mr. Ferreira’s employment agreement, consisting of $600,000 salary and $450,000 of performance bonus in each of 2004 and 2005, and $150,000 of guaranteed bonus in 2004. Between August 2001 and September 2003, Eos’ corporate expenses have not included any salary expense for a chief executive officer except for $2 million of stock based compensation in the quarter ended September 30, 2003, also in connection with the restricted stock grant to Mr. Ferreira. Eos’ former Chief Executive Officer and President was an employee of IFS. IFS was to be reimbursed in part for services of IFS executives for performing services for Eos and its subsidiaries pursuant to a reimbursement agreement between IFS and Discovery Toys. Discovery Toys owed fees of $288,000 to IFS under this arrangement at December 31, 2003.

Interest expense, net

Interest expense consists of interest on notes payable and revolving lines of credit calculated at stated interest rates as well as non-cash interest expense including amortization of discounts on notes payable, increases in the value of redeemable warrants, and expense related to the modification of the warrants. These warrants had been issued to our former short-term bridge lenders. Interest income consists of interest earned on interest-bearing checking accounts and money market accounts. Net interest expense decreased by $546,000, or 40%, from $1,359,000 for the three months ended December 31, 2002 to $813,000 for the three months ended December 31, 2003 primarily as a result of the retirement of certain notes payable and warrants as discussed below.

On January 14, 2003, we exchanged our existing short-term bridge notes in the aggregate principal amount of $6.5 million plus accrued interest of $930,000 for $4.0 million in cash and an aggregate of 1,000 shares of our redeemable Series D Preferred Stock, which requires us to pay upon redemption a liquidation preference accruing at a rate of 13% per annum for each year that our Series D Preferred Stock is not redeemed. We may redeem the shares of Series D Preferred stock at our option, and under certain circumstances we are required to redeem the shares, including voluntary or involuntary liquidation, dissolution or winding up of the affairs of Eos. We reflect increases in the liquidation preference of our Series D Preferred Stock as a charge to income allocable to common stockholders. We also exchanged old warrants to purchase 2,600,000 shares of our common stock at an original exercise price of $2.95 per share issued to our short-term bridge lenders for amended and restated warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.25 per share, resulting in a charge to interest expense of $870,000 in the quarter ended March 31, 2003. On January 14, 2003, we acquired IFS and assumed a note payable of approximately $1.7 million which bears interest at a variable rate (5.0% at January 14, 2003 and December 31, 2003) and a line of credit of approximately $3.0 million which bears interest at a variable rate (4.75% at January 14, 2003 and December 31, 2003).

As a result of these transactions, interest expense for the three months ended December 31, 2003 excludes interest expense of $211,000 calculated on the principal amount of the bridge notes in 2002 and includes $110,000 of interest expense on an IFS note payable and line of credit assumed on January 14, 2003. Interest expense at Regal decreased by $292,000 for the three months ended December 31, 2003 compared to December 31, 2002 due to principal payments of $2.1 million made on its notes payable in calendar 2003. Interest expense at Discovery Toys decreased by $100,000 for the same period due to lower amortization of the discount on its note payable. Interest income increased by $10,000, or 200%, from $5,000 for the three months ended December 31, 2002 to $15,000 for the three months ended December 31, 2003 due to higher cash balances.

Minority interest

We own approximately 85% of the outstanding equity of Regal. Minority interest represents MDC Corporation, Inc.’s 15% share of the net earnings (loss) of Regal as well as any changes in the valuation of put options held by MDC Corporation. For the three-months ended December 31, 2003, minority interest expense was $573,000 representing MDC’s 15% interest in Regal’s earnings for the three months ended December 31, 2003. For the three months December 31, 2002, minority interest expense was $595,000, representing MDC’s 15% interest in Regal’s earnings for the three months ended December 31, 2002.

Income tax expense

Income tax expense for the three months ended December 31, 2003 consists of the income tax expense of $2.3 million recognized by Regal on its Canadian earnings before income taxes of $6.1 million. We did not record any income tax expense for Discovery Toys, IFS and Eos on their U.S. earnings before income taxes of $7.6 million for the three months ended December 31, 2003. Eos, Discovery Toys, and IFS will file a consolidated U.S. federal tax return for the year ending September 30, 2004. We are projecting a taxable loss for the consolidated tax return. In addition, we have net operating loss carryforwards available to offset income. We have established a 100% valuation allowance for our U.S. deferred tax assets. Accordingly, our effective tax rate of 0% differs from the statutory rate.

Income tax expense increased by $264,000, or 13%, from $2,068,000 for the three months ended December 31, 2002 to $2,332,000 for the three months ended December 31, 2003 primarily due to the increase in Regal’s earnings.

Other income (expense)

Other income and expense primarily consists of gains and losses on foreign currency contracts at Regal and royalty income received by Discovery Toys for the use of the Discovery Toys logo. Other income (expense) decreased by $19,000 from other income of $13,000 for the three months ended December 31, 2002 to expense of $6,000 for the three months ended December 31, 2003. The decrease is due primarily to a decrease in royalty income at Discovery Toys.

Net earnings and other measures

Net earnings increased by $5,803,000, or 117%, from net earnings of $4,965,000 for the three months ended December 31, 2002 to net earnings of $10,768,000 for the three months ended December 31, 2003. The primary reasons for the increased earnings was the increase in operating earnings of $5,518,000 and the decrease in net interest expense of $546,000 offset by an increase in income tax expense of $264,000. The increase in operating earnings was primarily comprised of operating profit of $6,189,000 for IFS, which was acquired on January 14, 2003, an increase in operating profit of $1,114,000 for Regal, offset by an increase in Corporate expenses of $1,685,000.

The number of shares used to calculate basic earnings per share (EPS) increased by 44,938,000, or 80%, from 56,132,000 for the three months ended December 31, 2002 to 101,070,000 for the three months ended December 31, 2003. This increase was due to the issuance on January 14, 2003 of 15,998,001 shares of Eos common stock to acquire IFS, the issuance on January 14, 2003 of 15,900,000 shares of Eos common stock in connection with our private equity offering, the conversion, effective May 21, 2003, of 1,000 shares of Series E Junior Convertible Preferred Stock issued in connection with our acquisition of IFS into 11,000,000 shares of Eos common stock, and the vesting on September 29, 2003 of 2,000,000 shares of restricted common stock issued in connection the employment agreement with Eos’ new President and Chief Executive Officer. Due to the increase in the number of shares of Eos common stock, basic earnings per share attributable to common stockholders increased by only $0.02, or 22%, from $0.09 to $0.11 for the three months ended December 31, 2002 and 2003, respectively, notwithstanding an increase in earnings attributable to common stockholders of $5,692,000, or 114%, from $4,965,000 to $10,657,000 for the three months ended December 31, 2002 and 2003, respectively.

Net earnings (loss) for fiscal years ending December 31, 2004 and 2005 will be impacted by the employment agreement with Eos’ new President and Chief Executive Officer dated as of September 24, 2003. We expect to incur $4 million of stock based compensation expense per year during fiscal years 2004 and 2005 in connection with the restricted stock grant made to Eos’ new President and Chief Executive Officer effective September 29, 2003, compared to $2 million of stock based compensation expense for the twelve months ended September 30, 2003. We also expect to incur $1.2 million and $1.1 million of salary and bonus expense per year during fiscal years 2004 and 2005, respectively, in connection with the employment agreement with Eos’ new President and Chief Executive Officer. Eos’ Corporate expenses did not include any salary expense for a chief executive officer in the quarter ended December 31, 2002.

Excluding the impact of the foreign exchange rate improvement between the Canadian and U.S. dollar, revenues for the quarter ended December 31, 2003 were 10% lower than pro forma revenues, including IFS, for the quarter ended December 31, 2002. Given we have historically recognized 45-55%

of our revenues in the quarter ending December 31, revenues for the nine months ending September 30, 2004 will have to be at least 10% higher than for the nine months ended September 30, 2003 in order for revenues for the year ending September 30, 2004 to exceed pro forma revenues for the twelve months ended September 30, 2003. Revenues for the month of January 2004 at all the subsidiaries are below that for January 2003, including, for this purpose, IFS revenues for the full month of January 2003 and excluding the impact of foreign currency exchange rates. We believe that it is too early to anticipate whether various revenue growth strategies planned for each of the subsidiaries will provide revenue growth rates of over 10% for the remainder of the fiscal year. Eos and its subsidiaries have initiated various cost-cutting measures to mitigate the effects of the revenue declines should that occur.

Liquidity and capital resources

Cash and cash equivalents increased by $7.9 million, or 856%, from $928,000 at September 30, 2003 to $8.9 million at December 31, 2003, primarily because of cash provided by operating activities of $20.2 million which was partially offset by cash used for financing activities of $12.1 million and payments for property and equipment of $208,000.

Restricted cash decreased by $453,000, or 63%, from $715,000 at September 30, 2003 to $262,000 at December 31, 2003. An agreement with our former short-term bridge lenders dated January 14, 2003 specifies that of the $3.5 million cash retained from our private equity offering of $7.5 million after repayment of our short-term bridge notes of $4.0 million, $1.2 million may only be utilized for specific purposes set forth in the agreement or for such other purposes as are requested by our board of directors and approved by our former short-term bridge lenders. We have utilized $938,000 of this restricted cash from January 14, 2003 to December 31, 2003. We expect to utilize the remaining $262,000 for executive and accounting salaries through April 30, 2004, and we have classified this restricted cash as a current asset.

At December 31, 2003, Eos, on a stand alone basis, had negative working capital of $524,000, comprised of $262,000 of restricted cash and $74,000 of unrestricted cash, offset by accounts payable of $345,000 and other accrued liabilities of $738,000, consisting of related party balances of $367,000 for management fees, and estimated registration costs of $155,000 incurred in the three months ended December 31, 2003 and in January 2004 to prepare and file with the SEC on January 15, 2004 a registration statement on Form S-1 to satisfy Eos’ obligations to provide a registration statement covering resales of its common stock. This registration statement registers for resale 85,381,594 shares of Eos common stock held by selling stockholders named in the prospectus. The selling stockholders will receive all of the proceeds from any sale of their shares of Eos common stock, less any brokerage commission or other expenses incurred by them. We will not receive any proceeds from the resale of Eos common stock by the selling stockholders. Except for cash received from the sale of Eos securities, Eos has no separate source of cash other than payments received from our operating subsidiaries, and our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. Eos does not have any funds available to borrow under a line of credit.

On December 17, 2003, Discovery Toys entered into an amendment with PNC Bank, National Association (“PNC Bank”) which prohibits Discovery Toys from funding any parent company expenditures during calendar year 2004. On December 18, 2003, IFS entered into an amendment with PNC Bank to allow IFS to fund $500,000 of parent-company expenses. IFS paid $500,000 to Eos under their cost-sharing agreement on January 16, 2004. We believe that these funds are sufficient to fund non-restricted expenses through March 31, 2004. We proposed to McGuggan LLC and I.F.S. Management LLC, related parties that provide consulting services to Eos, Discovery Toys and IFS, that we defer payment on amounts owed to them under consulting agreements and utilize the funds for Eos corporate expenses. If our negotiation is successful, we expect that IFS will transfer approximately $250,000 to Eos in April 2004 and that Eos will have sufficient funds to fund its operations through May 2004. Eos will need to identify additional sources of cash to fund operations beyond May 2004.

We continue to explore how to restructure our lines of credit, long-term debt and Series D Preferred Stock. Our objectives are to eliminate restrictions that limit payments of cash for corporate overhead expenses from our operating subsidiaries to Eos, to provide additional working capital to Eos, to reduce our total short-term borrowing requirements by allowing intercompany cash transfers, to extend the maturities of our long-term debt and to replace our Series D Preferred Stock. We cannot give any assurances that we will accomplish any of these restructuring plans.

There is uncertainty as to whether we can continue as a going concern due to lack of working capital at Eos and non-compliance with bank covenants as discussed further below. The report of our auditors on our consolidated financial statements as of September 30, 2003 contains a separate paragraph stating that substantial doubt exists about our ability to continue as a “going concern.” Uncertainty existed as to whether Eos would have sufficient working capital, whether Discovery Toys would be successful in receiving a waiver on violated bank covenants at September 30, 2003 and renegotiating covenants for the remainder of 2003 and 2004, and whether our other operating subsidiaries would be able to continue to comply with certain borrowing covenants during the fiscal year ending September 30, 2004. On December 17, 2003, Discovery Toys received a waiver from PNC Bank and renegotiated its covenants for the fiscal year ending September 30, 2004. As part of these negotiations, PNC Bank also prohibited Discovery Toys from paying any management fees to Eos during the calendar year 2004. Should we be unable to secure additional financing for Eos or be in default of our debt agreements because of covenant violations, the lender could call the lines of credit. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are also described in Note 2 to our Consolidated Financial Statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing activities

During the three months ended December 31, 2003, we made principal payments on our long-term debt of $1.2 million. At December 31, 2003, we owed principal and accrued interest payable on long-term debt of $22.3 million, including the remaining debt related to Discovery Toys totaling $4.2 million plus accrued interest, the remaining debt to acquire Regal totaling $17.1 million, and an IFS note payable of $1.0 million assumed in our acquisition of IFS. Payments becoming due under long-term notes payable for the 12 months ending December, 2004 total $8.3 million. We believe that we will generate sufficient cash flows from operations to service these notes payable obligations due in the nine months ending September 30, 2004, provided we can avoid default on our line of credit agreements or are able to reset or obtain any necessary waivers from our lenders on certain financial covenants. We do not believe that we will generate sufficient cash flows from operations to service these notes in the three months ending December 31, 2004 and we will need to extend the terms of certain notes prior to December 31, 2004.

Discovery Toys, Regal, and IFS are highly seasonal operating subsidiaries and have revolving lines of credit established with lenders to provide seasonal financing for their operations. Historically, Discovery Toys and Regal have recognized approximately 40-50% of their annual sales revenues in the fourth calendar quarter and IFS has recognized up to 60% of its annual sales revenue in the three months ending December 31. Borrowings on our operating subsidiaries’ lines of credit decreased from $15.0 million at September 30, 2003 to $4.2 million at December 31, 2003.

Under existing line of credit agreements and given borrowing base restrictions in effect on December 31, 2003, we had borrowed funds of $4.2 million and had additional funds available to borrow of $13.9 million, as follows: Discovery Toys had no borrowed funds and had $1.5 million of additional funds available for borrowing. Regal had no borrowed funds and had additional funds available for borrowing of $4.7 million. IFS had borrowed funds of $4.2 million and had funds available for borrowing of $7.7 million. Eos had no borrowings and funds available for borrowing. Due to the seasonal nature of our business, we expect to decrease IFS’ borrowings under these lines of credit during the three months ending March 31, 2004. These lines of credit require that each of Discovery Toys, Regal, and IFS maintain certain financial ratios and performance measures to remain in compliance with their borrowing covenants. There can be no assurance that these operating subsidiaries will remain in compliance with their borrowing covenants or that their lenders will negotiate modified covenants to avoid default. In the future, should we be in default, our lenders could call the loans due and payable or suspend our borrowings against the credit lines causing our inability to meet our working capital requirements. .

Discovery Toys was out of compliance with its “seasonal overadvance amounts” and borrowing covenants as of December 31, 2003. On October 1, 2003, Discovery Toys entered into an amendment with PNC Bank to extend the ending “seasonal overadvance period” date from September 30, 2003 to October 31, 2003 and to allow a “seasonal overadvance amount” for October 1 to October 31 of $250,000. As of October 31, 2003, there were no seasonal overadvances outstanding.

On December 3, 2003, Discovery Toys received an acknowledgement of default from PNC Bank confirming the occurrence of an Event of Default (as defined in the loan agreement) under Discovery Toys’ loan agreement with PNC Bank due to a failure by Discovery Toys to maintain the required Tangible Net Worth (as defined in the loan agreement) as of September 30, 2003. While PNC Bank informed us that it did not intend to take any immediate action with respect to the Event of Default, upon an Event of Default, PNC Bank could have, at its discretion, terminated the loan and declared the loan immediately due and payable. On December 18, 2003, PNC Bank waived the Event of Default which had occurred as a result of the failure by Discovery Toys to maintain the required Tangible Net Worth provided that actual Tangible Net Worth for the quarter ended December 31, 2003 was not less than ($156,000). Tangible Net Worth was not less than $(156,000) at December 31, 2003. Discovery Toys and PNC Bank also agreed to terms to establish a “Seasonal Overadvance Period” from April 1, 2004 through October 31, 2004. In connection with this waiver and extension of terms, Discovery Toys agreed to pay a $50,000 fee to PNC Bank which will be amortized to interest expense over the remaining life of the line of credit. We are uncertain that the existing line of credit and “seasonal overadvance amounts” will be sufficient to fund Discovery Toys’ operations for the remainder of fiscal year ending September 30, 2004.

On December 17, 2003, IFS entered into an amendment of its loan agreement with PNC Bank to extend the term of the line of credit and note payable from December 31, 2003 to December 31, 2004. In connection with this amendment, IFS agreed to pay a $25,000 fee to PNC Bank which was expensed.

We expect that Regal will not be able to remain in compliance with certain financial covenant ratios required by its loan agreement with the Bank of Nova Scotia during periods of fiscal year 2004. We are currently negotiating with the Bank of Nova Scotia for modification of these covenants for Regal to remain in compliance with its loan agreements. We can give no assurances that the bank will agree to such modifications.

Our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by Discovery Toys, Regal, and IFS. On December 17, 2003, Discovery Toys entered into an amendment of its line of credit agreement with PNC Bank which prohibits Discovery Toys from making any payments to Eos to cover Eos’ overhead expenses during calendar 2004. On December 18, 2003, IFS entered into an amendment of its loan agreement with PNC Bank which also authorized IFS to make a payment of $500,000 to Eos to cover Eos’ overhead expenses. IFS transferred $500,000 to Eos on January 16, 2004 under the cost sharing arrangement between IFS and Eos. PNC also agreed to authorize IFS to pay management or other fees to Eos or any affiliate provided that the fees do not exceed an aggregate amount of $300,000 (exclusive of the $500,000 overhead payment to Eos) in any consecutive 12 month period so long as no Default or Event of Default has occurred and to pay the management or other fees on or prior to January 31, 2004 so long as no Default or Event of Default has occurred and is continuing or would occur as a result of such payment. We believe that Eos has sufficient unrestricted cash to fund its operations through March 2004. We proposed to McGuggan LLC and I.F.S. Management LLC, related parties that provide consulting services to Eos, Discovery Toys and IFS, that we defer payment on amounts owed to them under consulting agreements and utilize the funds for Eos corporate expenses. If our negotiation is successful, we expect that IFS will transfer approximately $250,000 to Eos in April 2004 and that Eos will have sufficient funds to fund operations through May 2004.

Operating activities

Positive cash flows from operations of $20.2 million for the three months ended December 31, 2003 consist of the seasonal net earnings of $10.8 million plus non-cash expenses of totaling $3.0 million, and the conversion of $6.6 million of working capital to cash during the period. Non-cash expenses included stock based compensation of $1.0 million related to the restricted stock grant awarded to Eos’ Chief Executive Officer on September 29, 2003. Inventory and prepaid expense levels (including catalogue costs) decreased by $11.2 million, accounts payable decreased by $3.4 million, and accounts receivable increased by $9.0 million from September 30, 2003 to December 31, 2003, consistent with the seasonality of the business. Positive cash flows from operating activities for the three months ended December 31, 2003 were $20.2 million compared to $14.0 million for the three months ended December 31, 2002, primarily due to the inclusion of IFS from January 14, 2003 and the conversion of IFS’ working capital to cash during this period.

We expect to generate positive operating cash flows during the three months ending March 31, 2004. However, there can be no assurances that future income will be sufficient to fund future operations. There can be no assurances that our operating subsidiaries will remain in compliance with their borrowing covenants through the next fiscal year. Our independent auditors indicated that substantial doubt exists as to our ability to continue to operate as a going concern in their report included in our 2003 Annual Report on Form 10-K due to uncertainty as to whether we will be able to continue to comply with certain of our borrowing covenants and fund Eos’ operating expenses.

Investing activities

Cash used in investing activities of $208,000 during the three months ended December 31, 2003 for purchases of property and equipment, including Enterprise Resource Planning (“ERP”) software for IFS. We had originally expected to complete the ERP project in the fiscal year ending September 30, 2004 and incur additional costs of approximately $360,000 by September 30, 2004. We have staggered the implementation and we plan to complete all stages of the implementation by May 2005 at the same cost.

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

Foreign currency exchange risk primarily arises from U.S. dollar denominated purchases of inventory from U.S. suppliers by Regal, our Canadian subsidiary. Currently, approximately 70% of Regal’s inventory purchases are denominated in U.S. dollars. At December 31, 2003, current liabilities of $642,000 related to inventory purchases were denominated in U.S. dollars.

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

At December 31, 2003, Regal had no forward currency exchange contracts outstanding.

Our forward currency exchange contracts involve counterparty risk. The counterparty to these contracts is the Bank of Nova Scotia, with regard to which we believe that there is no significant default risk involved.

INTEREST RATE RISK. Our interest rate risk is discussed in Item 7A. of our 2003 Annual Report on Form 10-K, filed with the SEC on December 11, 2003. There has not been any significant change in interest rates since the filing.

Risk factors that may affect results of operation and financial condition

An investment in our common stock involves risks and uncertainties. Investors evaluating us and our business should consider the factors described below and other risks described in our Annual Report on Form 10-K filed with the SEC on December 11, 2003. Any of the following factors could materially harm our business, operating results and financial condition, as well as additional factors and uncertainties not currently known to us or that we currently consider immaterial. Investors could lose all or part of their investment as a result of these factors.

Our subsidiaries may experience defaults under bank loan agreements. Our independent auditors’ report expresses substantial doubt about our ability to continue as a going concern.

Based on recent operating results through December 31, 2003 and due to the seasonality of our business, there is uncertainty as to whether our operating subsidiaries will remain in compliance with bank covenants related to their lines of credit throughout the fiscal year ending September 30, 2004. If their lenders do not waive these defaults, should they occur, or agree to modify the bank covenants, our operating companies may not be able to meet their working capital requirements during their seasonal operating cycles or their lenders may accelerate the maturity of their lines of credit or loans and demand payment. Failure to negotiate satisfactory agreements with their lenders to meet the seasonal financing requirements of Discovery Toys, Regal and IFS, or loan maturity acceleration, could result in the cessation of operations or an involuntary bankruptcy of one or more of our subsidiaries. Our independent auditors indicated that substantial doubt exists as to our ability to continue as a going concern in their report included in our Annual Report on Form 10-K for the transition period from January 1, 2003 to September 30, 2003 filed with the SEC on December 11, 2003.

Eos has limited cash available for operations.

As of February 9, 2004, Eos had unrestricted cash and cash equivalents available to fund its operations through March 31, 2004 and restricted cash available to fund executive and accounting staff salaries through April 30, 2004. Except for cash received from the sale of our securities, Eos has no separate source of cash other than cash payments received from our operating subsidiaries, and our operating subsidiaries’ lenders limit the amount of parent company expenditures that may be funded by the subsidiaries. Eos does not have a line of credit. On December 18, 2003, PNC Bank authorized IFS to fund $500,000 of Eos corporate overhead charges. Eos received $500,000 from IFS on January 16, 2004 under their cost-sharing agreement to fund operations in the first three months of 2004. We proposed to McGuggan LLC and I.F.S. Management LLC, related parties that provide consulting services to Eos, Discovery Toys and IFS, that we defer payment on amounts owed to them under consulting agreements and utilize the funds for Eos corporate expenses. If our negotiation is successful, we expect that IFS will transfer approximately $250,000 to Eos in April 2004 and that Eos will have sufficient funds to fund its operations through May 2004. Eos will need to identify additional sources of cash to operate beyond May 2004.

Our subsidiaries have experienced decreases in revenues in recent fiscal periods and may experience decreases in future fiscal periods.

For the three months ended December 31, 2003, Discovery Toys experienced a decline in revenues of 12% compared to the three months ended December 31, 2002. For the same periods, Regal experienced a 2% decline in revenues, excluding the favorable increase in the foreign exchange rate between the Canadian and U.S. dollar. IFS, which we acquired on January 14, 2003, experienced a decline in revenues of 14% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. All subsidiaries experienced lower revenues in January 2004 compared to January 2003. We may continue to experience decreased revenues in the future unless our recruiting of sales representatives and the consumer demand for our products and services improve. Significant revenue declines could result in insufficient cash flow from operations to continue our business or violation of our banking agreements.

We may not be successful in extending scheduled payments owed under long-term notes payable.

Discovery Toys owes $4.2 million on its long-term note payable to Avon. Payment is due in December 2004. We do not expect Discovery Toys to generate sufficient cash flows from operations prior to December 31, 2004 to service this debt. If we are not successful in refinancing this note, we will be unable to make the payment owed. Failure to negotiate revised financing for Discovery Toys could result in cessation of operations or involuntary bankruptcy.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit No.	Title

3(i)	Restated Certificate of Incorporation (Incorporated by reference to the Company’s Form 10-K for the transition period from January 1, 2003 to September 30, 2003, filed with the SEC on December 11, 2003)

3(ii)	Amended and Restated By-Laws (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, as amended, filed with the SEC on March 31, 2003)

10.122*	Eos/IFS Cost Sharing Agreement as of January 5, 2004

10.123*	Employment Agreement, dated as of February 3, 2004, by and between Eos International, Inc. and Peter A. Lund

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS INTERNATIONAL, INC.

Date: February 13, 2004	By:	JOSE FERREIRA, JR.

Jose Ferreira, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2004	By:	/s/ JACK B. HOOD

Jack B. Hood Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)